Form 10-Q
period 2014-03-31
Akers Biosciences Inc
filed 2014-05-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-190456

AKERS BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2983783
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

201 Grove Road

Thorofare, NJ 08086

(Address of principal executive offices)

(856) 848-2116

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2014, there were 4,894,837 shares outstanding of the registrant’s common stock.

~ 1 ~

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013

	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$305,809	$103,634
Marketable Securities	12,498,110	-
Trade Receivables (net)	138,601	118,404
Trade Receivables - Related Party	1,475,767	1,209,388
Other Receivables	34,635	748,962
Inventories (net)	665,108	1,025,104
Other Current Assets	45,192	163,890

Total Current Assets	15,163,222	3,369,382

Non-Current Assets
Property, plant and equipment, net	245,140	267,321
Intangible assets, net	2,369,993	2,434,637
Other Assets	4,282	4,282

Total Non-Current Assets	2,619,415	2,706,240

Total Assets	$17,782,637	$6,075,622

LIABILITIES
Current Liabilities
Trade and Other Payables	$609,985	$1,000,413
Trade and Other Payables - Related Party	-	6,586
Short-Term Notes Payable - Related Party	-	307,500
Deferred Revenue - Related Party	333,333	333,333

Total Current Liabilities	943,318	1,647,832

Non-Current Liabilities
Deferred Revenue - Related Party	222,223	305,556

Total Non-Current Liabilities	222,223	305,556

Total Liabilities	1,165,541	1,953,388

EQUITY
Convertible Preferred Stock, No par value,
50,000,000 shares authorized, no shares issued
and outstanding as of March 31, 2014 and
December 31, 2013	-	-
Common Stock, No par value, 500,000,000
shares authorized, 4,894,837 and 2,167,837
issued and outstanding as of March 31, 2014
and December 31, 2013	98,944,696	85,843,360
Accumulated Deficit	(82,316,726)	(81,721,126)
Accumulated Comprehensive Losses	(10,874)	-

Total Equity	16,617,096	4,122,234

Total Liabilities and Equity	$17,782,637	$6,075,622

See accompanying notes to these condensed consolidated financial statements.

~ 2 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
For three months ended March 31, 2014 and 2013
(unaudited)

	2014	2013
Revenues:
Product Revenue	$324,207	$382,148
Product Revenue - Related party	766,379	919,822
License Revenue	-	200,000
License Revenue - Related party	83,333	83,333
Total Revenue	1,173,919	1,585,303
Cost of Sales:
Product Cost of Sales	(604,323)	(776,245)

Gross Profit	569,596	809,058

Administrative Expenses	458,680	210,927
Administrative Expenses - Related parties	195,002	83,751
Sales and Marketing Expenses	211,098	233,906
Research and Development Expenses	253,538	247,716
Amortization of Non-Current Assets	64,643	64,643

Loss from Operations	(613,365)	(31,885)

Other (Income)/Expenses
Foreign Currency Transaction (Income)/Expense	(2,399)	87
Gain from demutualization of insurance carrier	(4,669)	(91,286)
Interest and Dividend Income	(10,697)	(1,054)
Total Other Income	(17,765)	(92,253)

Income/(Loss) Before Income Taxes	(595,600)	60,368

Income Tax Benefit	-	-

Net Income/(Loss)	$(595,600)	$60,368

Other Comprehensive Loss
Unrealized Losses on Marketable Securities	(10,874)	-
Total Other Comprehensive Loss	$(10,874)	$-

Comprehensive Income/(Loss)	$(606,474)	$60,368

Basic & diluted earnings/(loss) per common share	$(0.14)	$0.05

Weighted average basic & diluted common
shares outstanding	4,197,937	1,278,948

See accompanying notes to these condensed consolidated financial statements.

~ 3 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholder's Equity
For three months ended March 31, 2014

	Shares			Accumulated
	Issued and	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Deficit	Losses	Equity

Balance at December 31, 2013 (Audited)	2,167,837	$85,843,360	$(81,721,126)	$-	$4,122,234

Net loss for the quarter		-	(595,600)	-	(595,600)

Unrealized loss on marketable securities		-	-	(10,874)	(10,874)

Initial public offering, net of offering costs
of $1,897,164	2,727,000	13,101,336	-	-	13,101,336

Balance at March 31, 2014 (Unaudited)	4,894,837	$98,944,696	$(82,316,726)	$(10,874)	$16,617,096

See accompanying notes to these condensed consolidated financial statements.

~ 4 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Cash Flow Statements
For three months ended March 31, 2014 and 2013
(unaudited)

	2014	2013
Cash flows from operating activities
Net income/(loss) for the period	$(595,600)	$60,368
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Provisions for bad debts	-	-
Depreciation and amortization	86,825	88,144
Gain from demutualization of insurer	(4,669)	(91,286)

Changes in assets and liabilities
(Increase)/decrease in trade receivables	(20,197)	4,427
Increase in trade receivables - related party	(266,379)	(908,176)
Increase in other receivables	(30,697)	(21,916)
Decrease in license fees receivable - related party	-	450,000
Decrease in inventories	359,996	74,464
Decrease in other assets	118,698	15,588
Increase/(decrease) in trade and other payables	(390,428)	72,876
Decrease in other payables - related party	(6,586)	(32,293)
Decrease in legal settlement liabilities	-	(48,943)
Decrease in deferred revenue - related party	(83,333)	(83,333)

Net cash used in operating activities	(832,370)	(420,080)

Cash flows from investing activities
Purchases of property, plant and equipment	-	(7,726)
Purchases of makertable securities	(12,508,984)	-
Proceeds from demutualization of insurance carrier	4,669	91,286

Net cash provided by/(used in) investing activities	(12,504,315)	83,560

Cash flows from financing activities
Proceeds from note receivable - related party for Series A
Convertible Preferred Stock	-	225,000
Payment of short-term note payable - related party	(307,500)	-
Proceeds from other receivable for London Private Placement	745,024	-
Net proceeds from issuance of common stock in initial public
offering	13,101,336	-

Net cash provided by financing activities	13,538,860	225,000

Net increase/(decrease) in cash and cash equivalents	202,175	(111,520)
Cash and cash equivalents at beginning of period	103,634	633,022
Cash and cash equivalents at end of period	$305,809	$521,502

Supplemental Sechedule of Non-Cash Financing and Investing
Activities
Unrealized losses on marketable securities	$(10,874)	$-

See accompanying notes to these condensed consolidated financial statements.

~ 5 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

(a)	Reporting Entity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in Form 10-K of Akers Biosciences, Inc. (“the Company”).

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

Note 2 - Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

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

~ 6 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(b)	Use of Estimates

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

(c)	Foreign Currency

These consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information presented in U.S. Dollars has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from loans and cash balances denominated in Foreign Currencies, are recorded in the statement of operations.

(d)	Comprehensive Income/(Loss)

The Company follows Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 220 in reporting comprehensive income (loss). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

(e)	Cash and Cash Equivalents

Cash and cash equivalents comprise cash balances. The Company considers all highly liquid investments, which include short-term bank deposits (up to 3 months from date of deposit) that are not restricted as to withdrawal date or use, to be cash equivalents. Bank overdrafts are shown as part of trade and other payables in the balance sheet.

(f)	Fair Value of Financial Instruments

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

~ 7 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(g)	Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

(h)	Trade Receivables, Trade Receivables – Related Party and Allowance for Doubtful Accounts

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

As of March 31, 2014 and December 31, 2013, allowances for doubtful accounts were $- and $-. Allowances charged for doubtful accounts amounted to $- for the three months ended March 31, 2014 and 2013.

~ 8 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(i)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

Substantially all of the Company’s cash are maintained with Fulton Bank of New Jersey and Bank of America. The funds are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 per account or instrument, but are otherwise unprotected. The Company placed $266,845 with Fulton Bank of New Jersey and $34,748 with Bank of America as of March 31, 2014. The Company placed $99,418 with Bank of America as of December 31, 2013.

Concentration of credit risk with respect to trade receivables exists as approximately 92% and 85% of its revenue was generated by three customers for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. These customers accounted for 98% and 97% of trade receivables as of March 31, 2014 and December 31, 2013. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

(j)	Inventories

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

(k)	Property, Plant and Equipment

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

Depreciation is recognized in the statement of operations on the accelerated basis over the estimated useful lives of the property, plant and equipment. Leased assets are depreciated over the shorter of the lease term or their useful lives.

The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Plant and equipment	5-12
Furniture and fixtures	5-10
Computer equipment & software	3-5

Depreciation methods, useful lives and residual values are reviewed at each reporting date.

~ 9 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(l)	Intangible Assets

(i)	Patents and Trade Secrets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2014, the Company has eleven patents from the United States Patent Office in effect (7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 5,565,366, 5,827,749, D691,056, D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

(ii)	Patent Costs

Costs associated with applying for patents are capitalized as patent costs. Once the patents are approved, the respective costs are amortized over their estimated useful lives (maximum of 17 years) on a straight-line basis. Patent pending costs for patents that are not approved are charged to operations the year the patent is rejected.

(iii)	In addition, patents may be purchased from third parties. The costs of acquiring the patent are capitalized as patent costs if it represents a future economic benefit to the Company. Once a patent is acquired it is amortized over its remaining useful life.

(iv)	Other Intangible Assets

Other intangible assets that are acquired by the Company, which have definite useful lives, are measured at cost less accumulated amortization and accumulated impairment losses.

(v)	Amortization

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Patents and trademarks	12-17
Customer lists	5

(m)	Recoverability of Long-lived Assets

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such events and circumstances have occurred during the three months ended March 31, 2014 and 2013.

~ 10 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

(n)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns and rebate incentives are necessary as of March 31, 2014 and December 31, 2013.

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

When the Company enters into arrangements that contain more than one deliverable, the Company allocates revenue to the separate elements under the arrangement based on their relative selling prices in accordance with FASB ASC 605-25.

(o)	Income Taxes

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

(p)	Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $8,238 and $10,398 for the three months ended March 31, 2014 and 2013. These fees are classified as part of product revenue in the statement of operations. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $11,037 and $35,003 for the three months ended March 31, 2014 and 2013.

(q)	Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.

~ 11 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(r)	Stock-based Payments

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

(s)	Basic and Diluted Earnings per Share of Common Stock

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

(t)	Recently Adopted Accounting Pronouncements

As of March 31, 2014 and for the three months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(u)	Recently Issued Accounting Pronouncements not Yet Adopted

As of March 31, 2014, there are no recently issued standards not yet adopted which would have a material effect on the Company’s financial statements.

~ 12 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Note 3 – Marketable Securities

The following table shows the Company’s available-for-sale securities cost, accrued income, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as marketable securities as of March 31, 2014. The Company had no marketable securities as of December 31, 2013.

	2014
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 1:
Money market funds	$107,258	$2	$-	$-	$107,260
Mutual funds	748,088	461	258	-	748,807
US agency securities	300,000	494	-	(378)	300,116
Certificates of deposits	5,145,000	3,739	-	(8,168)	5,140,571
Corporate securities	600,000	422	-	(2,862)	597,560
Municipal securities	5,600,145	3,375	276	-	5,603,796
Total Level 1:	12,500,491	8,493	534	(11,408)	12,498,110

Total:	$12,500,491	$8,493	$534	$(11,408)	$12,498,110

The net realized losses are primarily related to long-term marketable securities. The Company may sell certain of its securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. During the three months ended March 31, 2014 the net realized gains recognized by the Company were not significant. The maturities of the Company’s long-term marketable securities generally range from one to three years.

As of March 31, 2014, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2014 the Company did not recognize any significant impairment charges.

Note 4 - Note Receivable – Related Parties

The note of $225,000 was issued to the Company in connection with the subscription of 10,000,000 series A convertible preferred stock entered into on September 14, 2012. It is due September 14, 2027 and has an interest rate of 3% per annum. For the three months ended March 31, 2013, interest income of $1,054 was recorded. The note was fully settled in cash on February 26, 2013.

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

On June 12, 2013, Chubeworkx became a shareholder of the Company (Note 12)

~ 13 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Note 6 - Inventories

Inventories at March 31, 2014 and December 31, 2013 consists of the following categories:

	2014	2013
Raw Materials	$320,820	$299,464
Sub-Assemblies	326,084	335,229
Finished Goods	50,204	422,411
Reserve for Obsolescence	(32,000)	(32,000)
	$665,108	$1,025,104

 For the three months ended March 31, 2014 and 2013, no charges were made to cost of goods sold for obsolete inventory.

Note 7 - Property, Plant and Equipment

Property, plant and equipment as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013

Computer Equipment	$100,405	$100,405
Computer Software	22,930	22,930
Office Equipment	50,049	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,098,503	1,098,503
Molds & Dies	649,647	649,647
Leasehold Improvements	222,594	222,594
	2,174,067	2,174,067
Less
Accumulated Depreciation	1,928,927	1,906,746

	$245,140	$267,321

During the three months ended March 31, 2014 and 2013 depreciation expense was $22,181 and $23,500.

~ 14 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Note 8 - Intangible Assets

Intangible assets as of March 31, 2014 and December 31, 2013 and the movements for the three months then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2013	3,851,494	1,270,639	5,122,133
Additions	-	-	-
Disposals	-	-	-
At March 31, 2014	3,851,494	1,270,639	5,122,133

Accumulated Amortization
At December 31, 2013	1,416,857	1,270,639	2,687,496
Amortization Charge	64,644	-	64,644
Disposals	-	-	-
At March 31, 2014	1,481,501	1,270,639	2,752,140

Net Book Value
At December 31, 2013	2,434,637	-	2,434,637
At March 31, 2014	$2,369,993	$-	$2,369,993

During the three months ended March 31, 2014 and 2013 amortization expense was $64,644 and $64,644.

Note 9 - Trade and Other Payables

Trade and other payables as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Trade Payables	$148,206	$623,157
Other Payables	461,779	377,256
	$609,985	$1,000,413

Trade and other payables are non-interest bearing and are normally settled on 30 – 60 day terms

Note 10 - Deferred Revenue – Related Party

Deferred revenue represents the unearned revenue from the 3-year exclusive License and Supply Agreement with Chubeworkx Guernsey Limited (Note 15) for the purchase and distribution of the Company’s proprietary breathalyzer that was signed in June 2012. The first order for the proprietary breathalyzers was received in December 2012 for 3,500,000 units and additional orders were received in 2013 totaling 4,620,000 units. As of March 31, 2014, 8,120,000 units have been shipped. The license revenue is being recognized monthly on a straight line basis over the 3-year term of the agreement.

~ 15 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

	2014		2013
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding at January 1	1,989	$71.76	47,211	$48.54
Cancelled during year	-	-	-	-
Expired during year	-	-	-	-
Outstanding at March 31	1,989	$71.76	47,211	$48.54

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

Employee's Plan	2014		2013
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	-	$-	1,579	$42.12
Forfeited during year	-	-	-	-
Expired during year	-	-	-	-
Outstanding at March 31	-	$-	1,579	$42.12

~ 16 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Director's Plan	2014		2013
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	-	$-	352	$312.00
Cancelled during year	-	-	-	-
Expired during year	-	-	-	-
Outstanding at March 31	-	$-	352	$312.00

The options and warrants issued under the above three plans were valued using a Black Scholes option pricing model on the date of measurement. There were no options or warrants granted for the three months ended March 31, 2014 and 2013.

A summary of warrants and stock options outstanding and exercisable as of March 31, 2014 follows:

				Outstanding		Excercisable
				Wgtd Avg	Wgtd Avg		Wtgt Avg
				Life	Exercise		Exercise
	Low	High	Shares	Remaining	Price	Shares	Price
Warrants	$71.76	$71.76	1,989	0.98	$71.76	1,989	$71.76

Note 12 - Equity

The holders of common shares are entitled to one vote per share at meetings of the Company. Holders of Series A convertible preferred shares are entitled to five votes per share at meetings of the Company.

At March 31, 2014 and December 31, 2013, the Company has an undeclared dividend due to Series A Convertible Preferred shareholders in the amount of $15,793.

On June 12, 2013 the Company, in a private placement to ChubeWorkx, issued 512,820 common shares for $1,600,000.

On August 8, 2013, the Company filed a registration statement with the Security and Exchange Commission seeking authority to begin trading the Company’s common shares on the NASDAQ Stock Exchange (“NASDAQ”).

On November 6, 2013, the Company approved a 156-to-1 reverse stock split of the Company’s common shares to raise the price per share to $10.11 as calculated using the November 6, 2013 closing AIM London Stock Exchange (“LSE”) market price of £0.0405 or $0.0648 per share to facilitate the initial public offering on NASDAQ. All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the 156-1 reverse stock split.

On November 15, 2013, Mr. Thomas Knox executed the conversion of 10,000,000 shares of Series A convertible preferred stock to 320,512 shares of common stock (50,000,000 pre-split shares) and entered into a promissory note of $500,000 as a basis to provide the required onetime payment due upon conversion as set forth in the subscription agreement dated September 14, 2012. The promissory note requires payment of the principal in full prior to maturity date of November 15, 2014 (the “Maturity Date”) with interest on the unpaid principal balance at the rate of the thirty day average LIBOR per annum commencing on November 15, 2013. The interest is to be paid in one lump sum on or before December 31 of each calendar year. The 320,512 shares of common stock will be held by the Company as collateral until all amounts owing under this note are paid.   In the event that Mr. Knox does not pay in full all amounts due and owing under the note within 15 business days of the Maturity Date the Company has the right to cancel the 320,512 shares of common stock; provided however, the Company provides Mr. Knox no less than thirty (30) day written notice prior to cancelling the common stock. Mr. Knox shall have no less than sixty (60) days from the date the notice is received to pay all amount due and owing under the note.

~ 17 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

On January 23, 2014, the Company issued 2,727,000 common shares in an initial public offering on the NASDAQ stock exchange. The transaction was recorded at the value of the net proceeds. The expenses related to this public offering are as follows:

	$	$
Gross Proceeds:		14,998,500
Underwriter/Aegis Expenses
Underwriter Commission	1,049,895
Underwriter Expenses	149,985
Aegis Legal Fees	80,000
Aegis Registration Expenses	7,500
Aegis Miscellaneous Expenses	36,675
Aegis Road Show Expenses	20,000
Total		1,344,055
Akers Biosciences Expenses
Legal & Accounting Expenses	393,298
Printing & Document Prep	62,101
Registration Expenses	55,946
Road Show Expenses	41,764
Total		553,109
Net Procceds:		13,101,336

As of March 31, 2014 and December 31, 2013 the Company has reserved shares of its common stock for 1,989 warrants.

Note 13 – Earnings/(Loss) per share

The calculation of basic and diluted earnings/(loss) per share for the three months ended March 31, 2014 and 2013 was based on a loss of $595,600 and income of $60,368 attributable to common shareholders, respectively.

Diluted earnings/(loss) per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. The basic and diluted weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013 was 4,197,937 and 1,278,948.

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic loss per common share for the three months ended March 31, 2014 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders for the period. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were 1,989 units of warrants. Diluted earnings per common share was the same as basic earnings per common share for the three months ended March 31, 2013 as the average market price of the common share during this period is lower than the exercise price of the potential common shares.

~ 18 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Note 14 - Income Tax Expense

There is no income tax benefit for the losses for the three months ended March 31, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2014, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2014 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

Note 15 - Related Party Transactions

On January 12, 2011, the Company entered into a consulting agreement with Nicolette Consulting Group Limited (NCG) for a period of three years under which the Company must pay NCG $27,917 per month in fees and up to $10,000 in reimbursement for monthly expenses ($30,000 and $30,000 for three months ended March 31, 2014 and 2013) for the services of Mr. Thomas A. Nicolette as President and Chief Executive Officer of the Company. The consulting agreement was extended through February 11, 2014 on December 23, 2013 and extended through March 31, 2014 on March 15, 2014. Mr. Nicolette has decided to step down from the Board and resigned from the Company effective March 28, 2014. There are no fees owing to NCG as of March 31, 2014 and December 31, 2013.

On March 17, 2010, in exchange for an exclusive licensing agreement, ABI received a 20 percent equity stake in BreathScan International Ltd (BIL). During 2012, BreathScan International Limited changed its name to en(10) Guernsey Limited (“en(10)”). Mr. Nicolette, the then President and Chief Executive Officer of the Company, was also appointed to en(10)’s Board of Directors. The equity stake is accounted for using the equity method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification. The equity investment was initially recorded at cost, which was nil. During the three months ended March 31, 2013 no profit or loss is recorded for en(10)’s results as en(10) recorded a net loss and the Company is not required to equity account any losses in excess of its carrying value on the books. On June 13, 2013 the Company sold its interest in en(10) to ChubeWorkx for $100,000 and Mr. Nicolette resigned from en(10)’s Board of Directors.

On June 19, 2012, the Company entered into a 3 year exclusive License & Supply Agreement with Chubeworkx Guernsey Limited (as successor to SONO International Limited) (“Chubeworkx”) for the purchase and distribution of ABI’s proprietary breathalyzers outside North America. Chubeworkx paid a licensing fee of $1,000,000, of which $83,333 was recognized as income for the three months ended March 31, 2014 and 2013, with the deferral to be recognized over the remaining term of the agreement (Note 5).

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

~ 19 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

On August 5, 2013, the Board of Directors appointed Gary M Rauch, the principle of DataSys Solutions, LLC (DS), as the Corporate Treasurer. The Company entered into a consulting agreement with DS on January 1, 2011, with a term of three years, under which the Company agreed to pay $5,625 per month for Mr. Rauch’s services as Controller of the Company. The total amount of fees accrued for DS as of March 31, 2014 and December 31, 2013 was $- and $6,586 and is shown as Trade and Other Payables – Related Party in the Consolidated Balance Sheet. On March 18, 2014, the Board of Directors approved the appointment of Mr. Rauch as Vice President of Finance, retroactive to February 2, 2014, and he became an employee of the Company.

On December 23, 2013, the Company entered into a short-term bridge loan with Nicolette Consulting Group for $307,500, payable on January 15, 2014 with a 5% per annum interest rate. The transaction was recorded as a Short-Term Notes Payable – Related Party. The loan, with interest amounting to $969, was paid in full on January 15, 2014.

Trade receivables – related party as of March 31, 2014 and December 31, 2013 were amounts due from Chubeworkx Guernsey Limited, a major shareholder of the Company, of $1,475,767 and $1,209,388. The amount due is non-interest bearing, unsecured and has a term of 90 days generally.

Product revenue – related parties for the three months ended March 31, 2014 and 2013 were $766,369 and $919,822 from Chubeworkx Guernsey Limited, a major shareholder of the Company.

Administrative expenses – related parties for the three months ended March 31, 2014 and 2013 were $183,752 and $83,751 for Nicolette Consulting Group and $11,250 and $- for DataSys Solutions.

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

$
Next 12 Months	132,000
Next 13-24 Months	132,000
Next 25-36 Months	132,000
Next 37-48 Months	132,000
Next 49-60 Months	132,000
Thereafter	99,000

Rent expense, including related CAM charges, for the three months ended March 31, 2014 and 2013 was $40,375 and $37,878.

Note 17 – Major Customers

For the three months ended March 31, 2014, two customers each generated more than 10% of the Company’s revenue. In aggregate, sales to these customers accounted for 86% of the Company’s revenue. As of March 31, 2014, the amount due from these two customers was $1,546,548. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three months ended March 31, 2013, two customers each generated more than 10% of the Company’s revenue. Sales to these customers accounted for 86% of the Company’s revenue. As of March 31, 2013, the amount due from these customers was $963,867.

~ 20 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Note 18 – Major Suppliers

For the three months ended March 31, 2014, three suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 58% of the Company’s total purchases. As of March 31, 2014, the amount due to these three suppliers was $31,408. This makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three months ended March 31, 2013, two suppliers each accounted for more than 10% of the Company’s purchases. These suppliers accounted for 62% of the Company’s total purchases. As of March 31, 2013, the amount due to the suppliers was $110,196.

Note 19 – Contingencies

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

On January 9, 2014, the Company commenced a lawsuit in the United States Federal Court, District of New Jersey, against Rapid Breath Diagnostics, LLC and David A. Urman (collectively, “the RBD Parties”).  The Complaint requests that the Court declare the rights of the parties with respect to an alleged Distributor and License Agreement and to preliminary enjoin the RBD Parties from continuing to prosecute an arbitration filed with the American Arbitration Association with respect to the same subject matter (“the Arbitration”). Pursuant to stipulation of the parties, the Arbitration has since been discontinued in anticipation of the RBD Parties’ agreement to litigate the dispute in the court action. The Company is not able to assess its position in the court action in terms of favorable or unfavorable position and intends to vigorously defend against any counterclaims, if asserted

Note 20 - Subsequent events

On April 23, 2014, the Company agreed to settle the lawsuit filed by RBD (Note 19) for a one-time payment of $25,000, due within 10 business days of the final execution of the settlement documents. As of May 13, 2014, final execution of the settlement agreement has not occurred.

On April 24, 2014, the Company agreed to settle a lawsuit filed by David Kolasinski alleging a violation of a Service Agreement between the parties for a one-time payment of $10,000, due within 30 days of the final execution of the settlement documents and an ongoing commission payment of 2% of gross sales, less shipping, taxes and returns, beginning April 24, 2014 and ending December 10, 2018 that the Company makes to Novotek Theraputics, Inc. up to a maximum commission payment of $50,000, paid quarterly. As of May 13, 2014, final execution of the settlement agreement has not occurred.

~ 21 ~

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Akers Biosciences, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

ABI believes that low-cost, unit-use testing not only saves time and money, but allows for more frequent, near-patient testing which may save lives. We believe that ABI’s FDA-cleared rapid diagnostic tests help facilitate targeted diagnoses and real-time treatment. We also believe that ABI’s rapid diagnostic tests surpass most other current diagnostic products with their flexibility, speed, ease-of-use, readability, low cost and accuracy. In minutes, detection of disease states and medical conditions can be performed on single-patient specimens, without sacrificing accuracy.

~ 22 ~

We believe the use of rapid tests, which can be performed at the point-of-care when and where the patient is being consulted, can result in immediate diagnostic decisions and subsequent treatment regimens and is an important development in the practice of medicine. Point-of-care testing addresses today’s challenges in the healthcare industry, such as:

•	cost pressures/efficiency of healthcare delivery;

•	need for affordable mass screening tests for key infectious diseases, cardiac conditions, and metabolic markers;

•	need for easy to use, accurate at-home tests for individuals to monitor their personal health and wellness;

•	need for tools for pharmaceutical companies to monitor side effects of medicines/new agents in development; and

•	public health needs in developing countries lacking basic health infrastructure.

Management’s Plans and Basis of Presentation

To date, the Company has in large part relied on equity financing to fund its operations, raising $676,068 in private placements in 2012, $2,345,024 in private placements in 2013 and $13,101,336, net of expenses, in an initial public offering on the NASDAQ Stock Exchange in 2014. Historically, the Company has experienced recurring losses and negative cash flows from operations which continued into the three months ending March 31, 2014. Management’s strategic plans include the following:

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

At March 31, 2014, ABI had cash of $305,809 working capital of $14,219,904, stockholders’ equity of $16,617,096 and an accumulated deficit of $82,316,726. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 36 months. The Company closely monitors its cash balances, cash needs and expense levels.

Revenue

ABI’s total revenue for the three months ended March 31, 2014, totaled $1,173,919, a 26% decrease from the same period in 2013. The majority of the revenue decline was due to MPC products, which decreased by 20% and a decrease in licensing fee revenue. In the three months ended March 31, 2013, the Company received a one-time restricted licensing fee of $200,000 from a customer while they performed a product evaluation, otherwise the Company’s license fee revenue remained unchanged for the period ending March 31, 2014.

~ 23 ~

The decrease in MPC product revenues are primarily attributable to a decline in orders from our world-wide distributor, ChubeWorkx Guernsey Limited. During the three months ended March 31, 2014, ChubeWorkx accounted for $766,379 (2013: $919,822) of our MPC product revenue.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products were essentially flat given the restructuring of the Company’s selling resources initiated at the beginning of 2013. The Company’s dedicated technical sales account executives have moved away from a direct selling model to one that works in tandem with over 300 sales representatives of ABI’s US distribution partners, Cardinal Health (“Cardinal”) and Fisher HealthCare (“Fisher”). This reorganization and need to dedicate time and resources to building relationships with distributor representatives hampered 2013 domestic sales growth but has set the stage for an enhanced selling effort in 2014. In addition, the Company began shipping its PIFA PLUSS PF4 product line extension to Cardinal in late 2012, but the assay was just added to Fisher’s distribution agreement in January of 2014; this expansion and relationship-building initiative have already delivered a measureable increase in product trials and adoptions in the current fiscal year.

Cost of sales for the three months ended March 31, 2014 decreased by 22% compared to the same period in 2013 to $604,324 from $776,245 in 2013. Direct cost of sales remained steady at 43% of product revenue while indirect cost of sales declined to 12% for the three months ended March 31, 2014 as compared to 17% for the same period in 2013. Overall, cost of sales, as a percentage of product revenue, was 55% and 60% for the three month periods ended March 31, 2014 and 2013.

The decrease in indirect cost of sales is attributed to the significant decreases in shipping expenses, repairs and maintenance of equipment, and manufacturing supplies due to the reduced levels of production in the three months ended March 31, 2014.

ABI’s gross profit margin, as a percentage of product revenue, continued to improve, increasing to 45% for the three months ended March 31, 2014 as compared to 40% in 2013. The improvement in gross profit margin was derived from an increase in the average selling price of products in the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014, totaled $653,682, which was a 122% increase as compared to $294,678 for the three months ended March 31, 2013. Our initial public offering on the NASDAQ Stock Market and the related regulatory requirements lead to significant increases in expenses for professional services, stock market and investor relations activities, staffing and management fees. These services totaled $555,739 for the period compared to $214,432 for the three months ended March 31, 2013.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2014 totaled $211,098, which was a 10% decrease as compared to $233,906 for the three months ended March 31, 2013. The decrease was the result of significant declines in royalties and external sales commissions that were somewhat offset by increases in internal sales commissions and consulting fees for the exploration of additional markets for our products.

Research and Development

Research and development expenses for the three months ended March 31, 2014 totaled $253,538, which was a 2% increase as compared to $247,716 for the three months ended March 31, 2013.

~ 24 ~

The following table  illustrates research and development costs by project for the three months ended March 31, 2014 and 2013, respectively.

	2014	2013
Asthma/pH	$3,119	$-
BreathScan Pro	13,716	2,254
CHUBE	1,851	2,254
H/PF4	38,893	90,070
HIV	5,451	-
Ketone/Metron	37,321	72,061
Lyophilization	54,840	6,763
Malaria	3,220	-
Malondialdehyde	-	27,026
PF4 PLUSS	786	22,517
VIVO/FReD	94,341	24,772

Total R&D Expenses:	$253,538	$247,716

Other Income and Expense

Other income declined for the three months ended March 31, 2014 to $17,765 from $92,253 for the same period in 2013. During the three months ended March 31, 2013, the Company recognized $91,286 in other income from the net proceeds gained from ABI’s insurer demutualizing upon receiving a payment of such amount representing our share of the demutualization as determined by the insurer. In 2014, the Company received an additional distribution of $4,669 representing its final share of the demutualization. Gains from foreign currency transactions generated $2,399 (2013: loss of $87) and interest and dividends from investments amounted to $10,697 (2013: $1,054).

Income Taxes

As of March 31, 2014, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the three months ended March 31, 2014 and 2013, the Company generated a net loss of $595,600 and net profit of $60,368, respectively. As of March 31, 2014 and December 31, 2013, the Company has an accumulated deficit of $82,316,726 and $81,721,126 and had cash totaling $305,809 and $103,634, respectively.

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

~ 25 ~

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs for at least 36 months following the consummation of this offering. We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

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

The Company is currently pursuing ISO certification of it quality management system which would allow the Company to meet the regulatory requirements for product sales in large, international markets (e.g. India). We may also consider acquisitions of development technologies or products, if opportunities arise that we believe fit our business strategy and would be appropriate from a capital standpoint.

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

Operating Activities

ABI’s net cash consumed by operating activities totaled $832,370 during the three months ended March 31, 2014. Cash was consumed by the loss of $595,600 less non-operating gains of $4,669 plus a non-cash adjustment of $86,825 for depreciation and amortization of non-current assets. For the three months ended March 31, 2014, decreases in inventory and other assets of $478,694 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables, trade receivables – related parties and other receivables of $317,273 and a decreases in trade and other payables, trade and other payables – related parties and deferred revenue – related party of $480,347 consumed cash from operating activities.

~ 26 ~

ABI’s net cash consumed by operating activities was $420,820 during the three months ended March 31, 2013. Cash was provided by the profit of $60,368, less non-operating gains of $91,286 plus a non-cash adjustment of $88,144 for depreciation and amortization of non-current assets. For the three months ended March 31, 2013, decreases in trade and other receivables, license fees receivable – related party, inventory, other assets and an increase in trade and other payables generated cash of $617,355. Increases in trade receivables – related party and other receivables and decreases in other payables – related party, legal settlements and deferred revenue – related party of $1,094,661 consumed cash from operating activities.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, impairment analysis of intangibles, allowances for doubtful accounts, inventory obsolescence and stock-based compensation.

The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company’s critical accounting policies follows:

Marketable Securities

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

~ 27 ~

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

Intangible Assets

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

~ 28 ~

Recoverability of Long-lived Assets

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such events and circumstances have occurred during the three months ended March 31, 2014 and 2013.

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

~ 29 ~

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

As of March 31, 2014 and based upon that evaluation, because of the identification of a control deficiency described below, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management determined that the existing controls were out-of-date and primarily structured to support reporting under the International Financial Reporting Standards (“IFRS”), which the Company utilized until June 30, 2013, rather than the US Generally Accepted Accounting Procedures (“US GAAP”) required for SEC reporting. As a result, we are hiring an accounting firm to review and update our controls to meet the requirements of the SEC rules and regulations. This project will commence in the second quarter and is scheduled to be fully implemented by the end of the current fiscal year.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

~ 30 ~

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

The Company is in settlement discussions with RBD and anticipates an expeditious resolution to this matter.

With the exception of the foregoing dispute, the Company is not involved in any disputes and does not have any litigation matters pending.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2014, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

~ 31 ~

Item 6. Exhibits.

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* Filed herewith

~ 32 ~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: May 14, 2014	By:	/s/ Raymond Akers Jr. Phd
Name: Raymond Akers Jr. Phd
Title: Executive Chairman (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

~ 33 ~