Form 10-Q
period 2014-06-30
Akers Biosciences Inc
filed 2014-08-12
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 12, 2014, there were 4,894,837 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$402,282	$103,634
Marketable Securities	11,444,790	-
Trade Receivables (net)	1,045,170	118,404
Trade Receivables - Related Party	1,475,767	1,209,388
Other Receivables	17,161	748,962
Inventories (net)	752,603	1,025,104
Other Current Assets	101,644	163,890

Total Current Assets	15,239,417	3,369,382

Non-Current Assets
Property, plant and equipment, net	224,621	267,321
Intangible assets, net	2,305,350	2,434,637
Other Assets	4,282	4,282

Total Non-Current Assets	2,534,253	2,706,240

Total Assets	$17,773,670	$6,075,622

LIABILITIES
Current Liabilities
Trade and Other Payables	$638,215	$1,000,413
Trade and Other Payables - Related Party	-	6,586
Short-Term Notes Payable - Related Party	-	307,500
Deferred Revenue - Related Party	333,333	333,333

Total Current Liabilities	971,548	1,647,832

Non-Current Liabilities
Deferred Revenue - Related Party	138,889	305,556

Total Non-Current Liabilities	138,889	305,556

Total Liabilities	1,110,437	1,953,388

EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common Stock, No par value, 500,000,000 shares authorized, 4,894,837 and 2,167,837 issued and outstanding as of June 30, 2014 and December 31, 2013	99,494,296	85,843,360
Accumulated Deficit	(82,827,514)	(81,721,126)
Accumulated Comprehensive Gains/(Losses)	(3,549)	-

Total Equity	16,663,233	4,122,234

Total Liabilities and Equity	$17,773,670	$6,075,622

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013
Revenues:
Product Revenue	$1,269,823	$361,514	$1,594,030	$743,662
Product Revenue - Related party	-	631,518	766,379	1,551,340
License Revenue	-	-	-	200,000
License Revenue - Related party	83,333	83,333	166,667	166,667
Total Revenue	1,353,156	1,076,365	2,527,076	2,661,669
Cost of Sales:
Product Cost of Sales	(141,408)	(633,022)	(745,732)	(1,409,384)

Gross Profit	1,211,748	443,343	1,781,344	1,252,285

Administrative Expenses	1,017,047	271,087	1,475,726	482,014
Administrative Expenses - Related parties	-	109,924	195,002	193,675
Sales and Marketing Expenses	396,609	176,101	607,707	410,008
Research and Development Expenses	248,951	274,416	502,489	522,132
Amortization of Non-Current Assets	64,643	64,643	129,287	129,286

Loss from Operations	(515,502)	(452,828)	(1,128,867)	(484,830)

Other (Income)/Expenses
Gain on sale of equity investment - Related party	-	(99,710)	-	(99,710)
Foreign Currency Transaction (Income)/Expense	(1,497)	-	(3,896)	87
Gain from demutualization of insurance carrier	-	-	(4,669)	(91,286)
Interest and Dividend Income	(19,010)	-	(29,707)	(1,054)
Other Income	-	(91,905)	-	(91,905)
Total Other Income	(20,507)	(191,615)	(38,272)	(283,868)

Loss Before Income Taxes	(494,995)	(261,213)	(1,090,595)	(200,962)

Income Tax Benefit	-	-	-	-

Preferred Stock Dividend	(15,793)	-	(15,793)	-

Net Loss Attributable to Common Stockholders	$(510,788)	$(261,213)	$(1,106,388)	$(200,962)

Other Comprehensive Income/(Loss)
Unrealized Gains/(Losses) on Marketable Securities	7,325	-	(3,549)	-
Total Other Comprehensive Income/(Loss)	$7,325	$-	$(3,549)	$-

Comprehensive Loss	$(503,463)	$(261,213)	$(1,109,937)	$(200,962)

Basic & diluted loss per common share	$(0.10)	$(0.19)	$(0.24)	$(0.15)

Weighted average basic & diluted common shares outstanding	4,894,837	1,369,114	4,548,312	1,324,280

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder's Equity

For six months ended June 30, 2014

	Shares			Accumulated
	Issued and	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Deficit	Losses	Equity

Balance at December 31, 2013 (Audited)	2,167,837	$85,843,360	$(81,721,126)	$-	$4,122,234

Net loss for the period		-	(1,090,595)	-	(1,090,595)
Dividends paid on Series A Convertible Preferred Stock		-	(15,793)	-	(15,793)
Initial public offering, net of offering costs of $1,897,164	2,727,000	13,101,336	-	-	13,101,336
Issuance of Non-Qualified Stock Options for Directors & Officers		357,276	-	-	357,276
Issuance of Non-Qualified Stock Options for Key Employees		192,324	-	-	192,324
Unrealized loss on marketable securities		-	-	(3,549)	(3,549)

Balance at June 30, 2014 (Unaudited)	4,894,837	$99,494,296	$(82,827,514)	$(3,549)	$16,663,233

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Cash Flow Statements

For six months ended June 30, 2014 and 2013

(unaudited)

	2014	2013
Cash flows from operating activities
Net loss for the period	$(1,090,595)	$(200,962)
Adjustments to reconcile net loss to net cash used by operating activities:
Accrued interest and dividends on marketable securities	(15,695)	-
Depreciation and amortization	173,647	176,285
Gain from demutualization of insurer	(4,669)	(91,286)
Gain on sale of equity investment	-	(99,710)
Non-cash share based compensation	549,600	-
Reversal of old trade payables	-	(91,905)
Changes in assets and liabilities
Increase in trade receivables	(926,766)	(62,694)
Increase in trade receivables - related party	(266,379)	(1,031,375)
Increase in other receivables	(13,223)	(21,916)
Decrease in license fees receivable - related party	-	450,000
Decrease in inventories	272,501	120,042
Decrease in other assets	62,246	38,463
Increase/(decrease) in trade and other payables	(362,198)	97,607
Decrease in other payables - related party	(6,586)	(58,542)
Decrease in legal settlement liabilities	-	(81,924)
Decrease in deferred revenue - related party	(166,667)	(166,667)

Net cash used in operating activities	(1,794,784)	(1,024,584)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,660)	(70,840)
Purchases of marketable securities	(12,513,973)	-
Proceeds from demutualization of insurance carrier	4,669	91,286
Proceeds from sale of equity investment	-	100,000
Proceeds from sale of marketable securities	1,081,329	-

Net cash provided by/(used in) investing activities	(11,429,635)	120,446

Cash flows from financing activities
Proceeds from note receivable - related party for Series A Convertible Preferred Stock	-	225,000
Payment of short-term note payable - related party	(307,500)	-
Proceeds from other receivable for London Private Placement	745,024	-
Proceeds from issuance of common shares	-	1,600,000
Net proceeds from issuance of common stock in initial public offering	13,101,336	-
Dividend distribution on Series A Convertible Preferred Stock	(15,793)	-

Net cash provided by financing activities	13,523,067	1,825,000

Net increase in cash and cash equivalents	298,648	920,862
Cash at beginning of period	103,634	633,022
Cash at end of period	$402,282	$1,553,884

Supplemental Schedule of Non-Cash Financing and Investing Activities
Unrealized losses on marketable securities	$(3,549)	$-

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

(a)	Reporting Entity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in Form 10-K of Akers Biosciences, Inc. (“the Company”).

The consolidated financial statements include two dormant subsidiaries, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation. All material intercompany balances have been eliminated upon consolidation.

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

As of June 30, 2014 and December 31, 2013, allowances for doubtful accounts were $- and $-. Allowances charged for doubtful accounts amounted to $- for the three and six months ended June 30, 2014 and 2013.

(i)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

Substantially all of the Company’s cash are maintained with Fulton Bank of New Jersey and Bank of America. The funds are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 per account or instrument, but are otherwise unprotected. The Company placed $393,894 with Fulton Bank of New Jersey and $4,282 with Bank of America as of June 30, 2014. The Company placed $99,418 with Bank of America as of December 31, 2013.

Concentration of credit risk with respect to trade receivables exists as approximately 87% and 85% of its revenue was generated by three customers for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. These customers accounted for 97% and 97% of trade receivables as of June 30, 2014 and December 31, 2013. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2014, the Company has eleven patents from the United States Patent Office in effect (7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 5,565,366, 5,827,749, D691,056, D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such events and circumstances have occurred during the six months ended June 30, 2014 and 2013.

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

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns and rebate incentives are necessary as of June 30, 2014 and December 31, 2013.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s new distributor in Australia, Singapore, Oman and the United Arab Emirates, Thirty Six Strategies General Trading LLC (“36S”), placed their first order for one of the Company’s REA based products during the three months ended June 30, 2014. The Company with the assistance of 36S, has submitted the product to Australia’s Therapeutic Goods Administration (“TGA”) and is awaiting final government approval for 36S to begin marketing the product. Although 36S has the right to return this product should the TGA deny government approval, the Company believes the likelihood of rejection is minimal and therefore recognized the entire sales transaction of $864,000 in revenue during the three months ended June 30, 2014. The product carries a United States Food and Drug Administration (“FDA”) Over-the-Counter approval (FDA K880723), three Conformité Européenne (“CE”) Marks (DE/CA09/0170/IVD/1428; DE/CA09/0170/IVD/1429; DE/CA09/0170/IVD/1430) for the European Economic Area and a Health Canada approval (73007) for Canada. The Company has never been denied a foreign government approval for any of its products that carries an FDA approval.

The sole condition under which the product can be returned is the failure of the Company to attain TGA approval for the test. Given the existing approvals attained by the Company for the product and the Company’s history with attaining foreign government approvals, the Company has determined that the risk of a product return is insignificant.

The Company granted 36S extended terms for this specific sale, as allowed in the distribution agreement, to allow Australia’s Therapeutic Goods Administration time to issue the government approval required for them to begin actively marketing the product. The Company believes that the receivable is fully collectable and therefore no allowance for doubtful accounts is deemed necessary.

Based on the above, the Company determined that the revenue recognition for this transaction is in accordance with the FASB ASC 605-15-25-1 and 605-15-25-3.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(p)	Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $8,999 and $ $17,237 for the three and six months ended June 30, 2014 and $12,186 and $22,584 for the three and six months June 30, 2013. These fees are classified as part of product revenue in the statement of operations. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $18,170 and $29,207 for the three and six months ended June 30, 2014 and $23,719 and $58,722 for the three and six months ended June 30, 2013.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(t)	Recently Adopted Accounting Pronouncements

As of June 30, 2014 and for the six months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(u)	Recently Issued Accounting Pronouncements not Yet Adopted

As of June 30, 2014, there are no recently issued standards not yet adopted which would have a material effect on the Company’s financial statements.

Note 3 – Marketable Securities

The following table shows the Company’s available-for-sale securities cost, accrued income, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as marketable securities as of June 30, 2014. The Company had no marketable securities as of December 31, 2013.

	2014
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 1:
Money market funds	$900	$-	$-	$-	$900
Mutual funds	748,088	1,191	310	-	749,589
US agency securities	300,000	1,198	30	-	301,228
Certificates of deposits	3,920,000	8,452	-	(1,952)	3,926,500
Corporate securities	600,000	1,253	-	(1,527)	599,726
Municipal securities	5,863,656	3,601	-	(410)	5,866,847
Total Level 1:	11,432,644	15,695	340	(3,889)	11,444,790

Total:	$11,432,644	$15,695	$340	$(3,889)	$11,444,790

The net realized losses are primarily related to long-term marketable securities. The Company may sell certain of its securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. During the six months ended June 30, 2014 the net realized gains recognized by the Company were not significant. The maturities of the Company’s long-term marketable securities generally range from one to three years.

As of June 30, 2014, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the six months ended June 30, 2014 the Company did not recognize any significant impairment charges.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Inventories

Inventories at June 30, 2014 and December 31, 2013 consists of the following categories:

	2014	2013
Raw Materials	$343,871	$299,464
Sub-Assemblies	356,183	335,229
Finished Goods	84,549	422,411
Reserve for Obsolescence	(32,000)	(32,000)
	$752,603	$1,025,104

For the three and six months ended June 30, 2014 and 2013, no charges were made to cost of goods sold for obsolete inventory.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Property, Plant and Equipment

Property, plant and equipment as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013

Computer Equipment	$100,405	$100,405
Computer Software	22,930	22,930
Office Equipment	50,049	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,100,163	1,098,503
Molds & Dies	649,647	649,647
Leasehold Improvements	222,594	222,594
	2,175,727	2,174,067
Less
Accumulated Depreciation	1,951,106	1,906,746

	$224,621	$267,321

Depreciation expense was $22,180 and $44,360 for the three and six months ended June 30, 2014 and $23,500 and $46,999 for the three and six months ended June 30, 2013.

Note 6 - Intangible Assets

Intangible assets as of June 30, 2014 and December 31, 2013 and the movements for the three months then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2013	3,851,494	1,270,639	5,122,133
Additions	-	-	-
Disposals	-	-	-
At June 30, 2014	3,851,494	1,270,639	5,122,133

Accumulated Amortization
At December 31, 2013	1,416,857	1,270,639	2,687,496
Amortization Charge	129,287	-	129,287
Disposals	-	-	-
At June 30, 2014	1,546,144	1,270,639	2,816,783

Net Book Value
At December 31, 2013	2,434,637	-	2,434,637
At June 30, 2014	$2,305,350	$-	$2,305,350

Amortization expense was $64,643 and $129,287 for the three and six months ended June 30, 2014 and $64,643 and $129,286 for the three and six months ended June 30, 2013.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Trade and Other Payables

Trade and other payables as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Trade Payables	$290,072	$623,157
Other Payables	348,143	377,256
	$638,215	$1,000,413

Trade and other payables are non-interest bearing and are normally settled on 30 – 60 day terms.

Note 8 - Deferred Revenue – Related Party

Deferred revenue represents the unearned revenue from the 3-year exclusive License and Supply Agreement with Chubeworkx Guernsey Limited (Note 15) for the purchase and distribution of the Company’s proprietary breathalyzer that was signed in June 2012. The first order for the proprietary breathalyzers was received in December 2012 for 3,500,000 units and additional orders were received in 2013 totaling 4,620,000 units. As of June 30, 2014, 8,120,000 units have been shipped. The license revenue is being recognized monthly on a straight line basis over the 3-year term of the agreement.

Note 9 - Share-based Payments

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

	2014		2013
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding at January 1	1,989	$71.76	47,211	$48.54
Cancelled during year	-	-	-	-
Expired during year	-	-	-	-
Outstanding at June 30	1,989	$71.76	47,211	$48.54

On January 23, 2014, upon effectiveness of the registration statement filed with the SEC, the Company adopted the 2013 Incentive Stock and Award Plan (the “Plan”) which will provide for the issuance of up to 400,000 shares. The purpose of the Plan is to provide additional incentive to those officers, employees, consultants and non-employee directors of the Company and its parents, subsidiaries and affiliates whose contributions are essential to the growth and success of the Company’s business.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Employee's Plan	2014		2013
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	-	$-	1,579	$42.12
Forfeited during year	-	-	-	-
Expired during year	-	-	(1,579)	42.12
Outstanding at June 30	-	$-	-	$-

Director's Plan	2014		2013
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	-	$-	352	$312.00
Cancelled during year	-	-	-	-
Expired during year	-	-	-	-
Outstanding at June 30	-	$-	352	$312.00

2013 Incentive Stock &	2014		2013
Award Plan		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	-	$-	-	$-
Granted during year	175,000	4.98	-	-
Cancelled during year	-	-	-	-
Expired during year	-	-	-	-
Outstanding at June 30	175,000	$4.98	-	$-

On June 10, 2014 the Company approved issuance of 115,000 options to purchase common shares to Directors and Officers at an exercise price of $5.50 per common share and 60,000 options to purchase common shares to key employees at an exercise price of $3.98 per common share. These options were issued under the 2013 Incentive Stock and Award Plan, in which an aggregate of up to 400,000 shares of the Company’s common shares are reserved for issuance. All options are immediately exercisable and carry a five year expiration.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The calculated fair value of these options was distributed to the following categories on the Statement of Operations:

Fair
Expense Category	Value
Cost of Goods	$24,040
General & Administrative	357,276
Sales & Marketing	48,081
Research & Development	120,203
$549,600

The options and warrants issued under the above four plans were valued using a Black Scholes option pricing model. The assumptions utilized in calculating the value of the issued options under Black Scholes are as follows:

2014
Expected option term	5 yrs
Expected volatility	127.32%
Expected divident yeild	0.00%
Risk free interest rate	1.71%

A summary of warrants and stock options outstanding and exercisable as of June 30, 2014 follows:

				Outstanding		Exercisable
				Wgtd Avg	Wgtd Avg		Wgtd Avg
				Life	Exercise		Exercise
	Low	High	Shares	Remaining	Price	Shares	Price
2013 Incentive Stock and Award Plan	$3.98	$5.50	175,000	5.00	$4.98	175,000	$4.98
Warrants	71.76	71.76	1,989	0.72	71.76	1,989	71.76

Note 10 - Equity

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

At December 31, 2013, the Company had an undeclared dividend due to Series A Convertible Preferred shareholders in the amount of $15,793. The dividend was declared by the Board on May 12, 2014 and paid to shareholders on June 25, 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 23, 2014, the Company issued 2,727,000 common shares in an initial public offering on the NASDAQ stock exchange. The transaction was recorded at the value of the net proceeds. The expenses related to this public offering are as follows:

	$	$
Gross Proceeds:		14,998,500
Underwriter/Aegis Expenses
Underwriter Commission	1,049,895
Underwriter Expenses	149,985
Aegis Legal Fees	80,000
Aegis Registration Expenses	7,500
Aegis Miscellaneous Expenses	36,675
Aegis Road Show Expenses	20,000
Total		1,344,055
Akers Biosciences Expenses
Legal & Accounting Expenses	393,298
Printing & Document Prep	62,101
Registration Expenses	55,946
Road Show Expenses	41,764
Total		553,109
Net Proceeds:		13,101,336

As of June 30, 2014 the Company has 176,989 reserved shares of its common stock for outstanding warrants and options. At December 31, 2013 the Company had 1,989 reserved shares of its common stock for outstanding warrants.

Note 11 –Loss per share

The calculation of basic and diluted loss per share for the six months ended June 30, 2014 and 2013 was based on a loss of $1,106,388 and $200,962 attributable to common shareholders and for the three months ended June 30, 2014 and 2013 was based on a loss of $510,799 and $261,213 attributable to commons stockholders, respectively.

Diluted loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the periods presented.

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic loss per common share for the three and six months ended June 30, 2014 and 2013 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders for the periods. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were 1,989 units of warrants and 175,000 units of options.

Note 12 - Income Tax Expense

There is no income tax benefit for the losses for the three and six months ended June 30, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2014, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three and six months ended June 30, 2014 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

Note 13 - Related Party Transactions

On January 12, 2011, the Company entered into a consulting agreement with Nicolette Consulting Group Limited (NCG) for a period of three years under which the Company must pay NCG $27,917 per month in fees and up to $10,000 in reimbursement for monthly expenses ($30,000 and $30,000 for six months ended June 30, 2014 and 2013) for the services of Mr. Thomas A. Nicolette as President and Chief Executive Officer of the Company. The consulting agreement was extended through February 11, 2014 on December 23, 2013 and extended through March 31, 2014 on March 15, 2014. Mr. Nicolette has decided to step down from the Board and resigned from the Company effective March 28, 2014.

On March 17, 2010, in exchange for an exclusive licensing agreement, ABI received a 20 percent equity stake in BreathScan International Ltd (BIL). During 2012, BreathScan International Limited changed its name to en(10) Guernsey Limited (“en(10)”). Mr. Nicolette, the then President and Chief Executive Officer of the Company, was also appointed to en(10)’s Board of Directors. The equity stake is accounted for using the equity method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification. The equity investment was initially recorded at cost, which was nil. During the six months ended June 30, 2013 no profit or loss is recorded for en(10)’s results as en(10) recorded a net loss and the Company is not required to equity account any losses in excess of its carrying value on the books. On June 13, 2013 the Company sold its interest in en(10) to ChubeWorkx for $100,000 and Mr. Nicolette resigned from en(10)’s Board of Directors.

On June 19, 2012, the Company entered into a 3 year exclusive License & Supply Agreement with Chubeworkx Guernsey Limited (as successor to SONO International Limited) (“Chubeworkx”) for the purchase and distribution of ABI’s proprietary breathalyzers outside North America. Chubeworkx paid a licensing fee of $1,000,000 which is being recognized over the remaining term of the agreement (Note 5).

On June 13, 2013, the Company announced an expansion of the License and Supply Agreement with Chubeworkx to include worldwide marketing and distribution of the “Be CHUBE” program using the Company’s breathalyzer.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On August 5, 2013, the Board of Directors appointed Gary M Rauch, the principle of DataSys Solutions, LLC (DS), as the Corporate Treasurer. The Company entered into a consulting agreement with DS on January 1, 2011, with a term of three years, under which the Company agreed to pay $5,625 per month for Mr. Rauch’s services as Controller of the Company. The total amount of fees accrued for DS as of June 30, 2014 and December 31, 2013 was $- and $6,586 and is shown as Trade and Other Payables – Related Party in the Consolidated Balance Sheet. On March 18, 2014, the Board of Directors approved the appointment of Mr. Rauch as Vice President of Finance, retroactive to February 2, 2014, and he became an employee of the Company.

On December 23, 2013, the Company entered into a short-term bridge loan with Nicolette Consulting Group for $307,500, payable on January 15, 2014 with a 5% per annum interest rate. The transaction was recorded as a Short-Term Notes Payable – Related Party. The loan, with interest amounting to $969, was paid in full on January 15, 2014.

Trade receivables – related party as of June 30, 2014 and December 31, 2013 were amounts due from Chubeworkx, a major shareholder of the Company, of $1,475,767 and $1,209,388. The amount due is non-interest bearing, unsecured and has a term of 90 days generally. The Company and Chubeworkx have entered into discussions to modify the terms and conditions of these receivables.

Product revenue – related parties for the three and six months ended June 30, 2014 were $- and $766,369 and for the three and six months ended June 30, 2013 were $631,518 and $1,551,340 from Chubeworkx Guernsey Limited, a major shareholder of the Company.

Administrative expenses – related parties for the three and six months ended June 30, 2014 were $- and $183,752 for Nicolette Consulting Group and $- and $11,250 for DataSys Solutions. For the three and six months ended June 30, 2013 these expenses were $109,924 and $193,675 for Nicolette Consulting Group.

Note 14 - Commitments

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

$
Next 12 Months	132,000
Next 13-24 Months	132,000
Next 25-36 Months	132,000
Next 37-48 Months	132,000
Next 49-60 Months	132,000
Thereafter	66,000

Rent expense, including related CAM charges, were $40,290 and $80,665 for the three and six months ended June 30, 2014 and $37,005 and $74,883 for the three and six months ended June 30, 2013.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Major Customers

For the three ended June 30, 2014, two customers and for six months ended June 30, 2014, three customers each generated more than 10% of the Company’s revenue. In aggregate, sales to these customers accounted for 88% and 87% of the Company’s revenue. As of June 30, 2014, the amount due from these three customers was $2,447,370. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three and six months ended June 30, 2013, two customers each generated more than 10% of the Company’s revenue. Sales to these customers accounted for 83% and 85% of the Company’s revenue. As of June 30, 2013, the amount due from these customers was $2,260,177.

Note 16 – Major Suppliers

For the three and six months ended June 30, 2014, three suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 44% and 36% of the Company’s total purchases. As of June 30, 2014, the amount due to these three suppliers was $11,677. This makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three and six months ended June 30, 2013, two suppliers each accounted for more than 10% of the Company’s purchases. These suppliers accounted for 55% and 56% of the Company’s total purchases. As of June 30, 2013, the amount due to the suppliers was $145,978.

Note 17 – Contingencies

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

This lawsuit was settled on July 22, 2014 (Note 18).

Note 18 - Subsequent events

On July 17, 2014, the Company announced that the United States Patent and Trademark Office (“USPTO”) has granted a patent covering Akers’ Breath Ketone detection device.

On July 22, 2014, the Company settled the lawsuit filed by RBD (Note 17) for a one-time nominal payment which was paid on July 23, 2014.

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

All of ABI’s rapid, single-use tests are performed in vitro (outside the body) and are designed to enhance patient well-being and reduce the costs of healthcare. The Company’s current product offerings and pipeline products focus on delivering diagnostic assistance in a wide variety of healthcare fields/specialties, including cardiology/emergency medicine, metabolism/nutrition, neuropsychiatry, oncology and infectious diseases detection, as well as for on- and off-the-job alcohol safety initiatives.

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

We believe the use of rapid tests, which can be performed at the point-of-care when and where the patient is being consulted or treated, can result in immediate diagnostic decisions and subsequent treatment regimens and is an important development in the practice of medicine. Point-of-care testing addresses today’s challenges in the healthcare industry, such as:

•	cost pressures/efficiency of healthcare delivery;
•	need for affordable mass screening tests for key infectious diseases, cardiac conditions, and metabolic markers;
•	need for easy to use, accurate at-home tests for individuals to monitor their personal health and wellness;
•	need for tools for pharmaceutical companies to monitor side effects of medicines/new agents in development;
•	public health needs in developing countries lacking basic health infrastructure

Management’s Plans and Basis of Presentation

To date, the Company has in large part relied on equity financing to fund its operations, raising $676,068 in private placements in 2012, $2,345,024 in private placements in 2013 and $13,101,336, net of expenses, in an initial public offering on The NASDAQ Capital Market in 2014. Historically, the Company has experienced recurring losses and negative cash flows from operations which continued into the six months ended June 30, 2014. Management’s strategic plans include the following:

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

At June 30, 2014, ABI had cash of $402,282 working capital of $14,267,869, stockholders’ equity of $16,663,233 and an accumulated deficit of $82,827,514. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 36 months. The Company closely monitors its cash balances, cash needs and expense levels.

Results of Operations for the three months ended June 30, 2014 and 2013

Revenue

ABI’s total revenue for the three months ended June 30, 2014 was $1,353,156, a 26% increase from the same period in 2013. Product revenue totaled $1,269,823 (2013: $993,032) while the Company’s license fee revenue remained unchanged, totaling $83,333 the periods ended June 30, 2014 and 2013.

Revenue from Rapid Enzymatic Assay (“REA”) products in the three months ended June 30, 2014 totaled $864,000 (2013: $-). This revenue is attributable to The Company’s new distributor in Australia, Singapore, Oman and the United Arab Emirates, Thirty Six Strategies General Trading LLC (“36S”), which placed its first order with the Company during the period. The Company is also working with 36S on a number of product approvals in the territory.

MicroParticle Catalyzed Biosensor (“MPC”) product revenues decreased to $61,690 (2013: $676,580) during the period. This is attributable to a decline in orders from our world-wide distributor of the alcohol breathalyzer product, ChubeWorkx Guernsey Limited. During the three months ended June 30, 2014, ChubeWorkx accounted for $- (2013: $631,518) of our MPC product revenue. The decline is as a result of the French government’s postponement, indefinitely, of the fine that was to be imposed for drivers failing to possess breathalyzers in their vehicles. Although drivers are still required to carry the self-tests, the lack of a monetary fine has reduced product demand. It is unknown how long this interruption will continue for, but the Company’s distributor of alcohol breathalyzers believes that it is well positioned to resume large volume sales of the product should full enforcement resume.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products increased by 13% during the period to $333,608 (2013: $296,375). The Company’s dedicated technical sales account executives have moved away from a direct selling model to one that works in tandem with over 300 sales representatives of ABI’s US distribution partners, Cardinal Health (“Cardinal”), Medline Industries (“Medline”) and Fisher HealthCare (“Fisher”). The Company’s engagement with Medline began this quarter and sales have yet to commence. In addition, the PIFA PLUSS assay was added to Fisher’s distribution agreement in January of 2014; this expansion and relationship-building initiative has already delivered a measureable increase in product trials and adoptions.

The Company also entered into a telesales agreement with Typenex Medical (“Typenex”), a world leader in blood banking products for safety and streamlining processes and chain of custody. Their relationship within the hospital hematology department uniquely allows them access to the Company’s target market. They are now selling PIFA products into the market via their seasoned telesales group, specifically focused on PIFA PLUSS. This allows the Company to better reach the total market in the most cost effective commercial approach.

Cost of sales for the three months ended June 30, 2014 decreased by 78% compared to the same period in 2013 to $141,408 from $633,022 in 2013. Direct cost of sales declined to 3% and indirect cost of sales declined to 8% of product revenue for the three months ended June 30, 2014 as compared to 46% and 17% for the same period in 2013. Overall, cost of sales, as a percentage of product revenue, was 11% and 63% for the three month periods ended June 30, 2014 and 2013.

Direct cost of sales decreased primarily as a result of one significant event: during prior periods, the Company had removed its REA products from inventory while it worked to develop a market and identify a distributor for the product line. The Company has recently entered into a distribution agreement with, and made an initial sale to, 36S. As a result of this inventory write-down there was no significant cost of sales for this product reported for the three months ended June 30, 2014. Direct costs associated with the MPC products declined to 14% (2013: 41%), a result of the reduced sales activity to ChubeWorkx, and PIFA products remained steady at 12%.

The decrease in indirect cost of sales is attributed to decreases in shipping expenses, repairs and maintenance of equipment, and manufacturing supplies due to the reduced levels of production and improvements to the component inventory handling and reporting procedures that resulted in a reduction of materials lost to the production process during the three months ended June 30, 2014.

ABI’s gross profit margin, as a percentage of total revenue, improved to 89% for the three months ended June 30, 2014 as compared to 41% in 2013. The improvement in gross profit margin was derived from events described above for the three months ended June 30, 2014. The increase in gross margin was due in large part to the REA product sales having no significant cost of sales attached, it should not be assumed that the gross profit margin for REA product sales will be maintained in the future.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014, totaled $1,017,047, which was a 167% increase as compared to $381,011 for the three months ended June 30, 2013. The increase is related to personnel ($217,524 (2013: $45,001)), professional services ($114,915 (2013: $26,223)), stock market and investor relations activities ($165,636 (2013: $80,162)), travel ($24,269 (2013 $124)) and the issuance of stock options for Directors and Officers ($357,276 (2013: $-)).

The increases in professional services and stock market and investor relations activities are directly related to the maintenance of our stock listings in the United States (NASDAQ) and Great Britain (London Stock Exchange). The dual listing requires us to maintain public relations, stock registrars, nominated advisors and legal counsel for both markets and requires additional accounting services to insure compliance with regulators.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2014 totaled $396,609, which was a 125% increase as compared to $176,101 for the three months ended June 30, 2013. The increase was the result of general consulting services ($202,578 (2013: $2,075)) and the issuance of stock options for key employees ($48,081 (2013: $-)). The general consulting fees are for the development of sales and marketing programs and the exploration of governmental opportunities and additional international markets for our products.

Research and Development

Research and development expenses for the three months ended June 30, 2014 totaled $248,951, which was a 9% decrease as compared to $274,416 for the three months ended June 30, 2013. The decrease was the result of personnel reassignments which reduced personnel costs ($77,201 (2013: $233,033) but was partially offset by the issuance of stock options to key employees ($120,203 (2013: $-)). There has been a significant increase in activities related to obtaining regulatory approvals.

The Company entered into an agreement with an outside product and design firm on July 14, 2014 to work with internal personnel to review and further develop the VIVO product line. The Company believes that enhancing the capabilities of the VIVO product will allow further exposure into the large Health and Wellness market segment.

The following table  illustrates research and development costs by project for the three months ended June 30, 2014 and 2013, respectively.

	2014	2013
Asthma/pH	$2,241	$-
Breath Alcohol Phone App	6,747	-
BreathScan Pro	149	2,497
CHUBE	2,017	2.497
H/PF4	16,232	99,778
HIV	51,135	-
Ketone/Metron	10,929	79,827
Lyophilization	14,066	7,492
Malaria	3,535	-
Malondialdehyde	-	29,939
Other Projects	6,199	-
PF4 PLUSS	19,294	24,944
Tri-Cholesterol	54,794	-
VIVO	61,613	27,442

Total R&D Expenses:	$248,951	$274,416

Other Income and Expense

Other income declined for the three months ended June 30, 2014 to $20,507 from $191,615 for the same period in 2013. Gains from foreign currency transactions of $1,497 (2013: $-) and interest and dividends from investments amounted to $19,010 (2013: $1,054). During the three months ended June 30, 2013, the Company recognized $91,905 as the result of reversals of old trade payables and $99,710 from the sale of its 20% equity stake in BreathScan International to Chubeworkx Guernsey Limited.

Results of Operations for the six months ended June 30, 2014 and 2013

Revenue

ABI’s total revenue for the six months ended June 30, 2014, totaled $2,527,076, a 5% decrease from the same period in 2013. The revenue decline was due to reduced MPC product sales, which decreased by 49% and a decrease in licensing fee revenue by 55%. In the six months ended June 30, 2013, the Company received a one-time restricted licensing fee of $200,000 from a customer while they performed a product evaluation, otherwise the Company’s license fee revenue remained unchanged for the period ended June 30, 2014. These declines were partially offset by increases in PIFA sales of 5% and the addition of sales of the REA products.

MPC product revenues decreased during the period. This is attributable to a decline in orders from our world-wide distributor of the alcohol breathalyzer product, ChubeWorkx Guernsey Limited. During the six months ended June 30, 2014, ChubeWorkx accounted for $766,379 (2013: $1,551,340) of our MPC product revenue all of which was recorded during the first quarter. The decline is as a result of the French government’s postponement indefinitely of the fine that was to be imposed for drivers failing to possess breathalyzers in their vehicles. Although drivers are still required to carry the self-tests, the lack of a monetary fine has naturally reduced the demand. It is unknown how long this interruption will continue for, but the Company’s distributor of alcohol breathalyzers believes that it is well positioned to resume large volume sales of the product should full enforcement resume.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products increased to $642,790 (2013: $611,031) for the period ended June 30, 2014. The Company’s dedicated technical sales account executives have moved away from a direct selling model to one that works in tandem with over 300 sales representatives of ABI’s US distribution partners, Cardinal Health (“Cardinal”), Medline Industries (“Medline”) and Fisher HealthCare (“Fisher”). The engagement with Medline began this quarter and sales have yet to commence. In addition, the PIFA PLUSS assay was just added to Fisher’s distribution agreement in January of 2014; this expansion and relationship-building initiative have already delivered a measureable increase in product trials and adoptions.

The Company also entered into a telesales agreement with Typenex Medical (“Typenex”), a world leader in blood banking products for safety and streamlining processes and chain of custody on June 8, 2014. Their relationship within the hospital hematology department uniquely allows them access to the Company’s target market. They are now selling PIFA products into the market via their seasoned telesales group, specifically focused on PIFA PLUSS. This allows the Company to better reach the total market in the most cost effective commercial approach.

International sales of REA products totaled $864,000 (2013: $-) for the period ended June 30, 2014. ABI, with the assistance of its distributor in the region, has submitted the product to Australia’s Therapeutic Goods Administration (“TGA”) and is awaiting final government approval for 36S to begin marketing the product.

Cost of sales for the six months ended June 30, 2014 decreased by 47% compared to the same period in 2013 to $745,732 from $1,409,384 in 2013. Direct cost of sales declined to 22% (2013: 45%) while indirect cost of sales declined to 9% (2013: 17%) of product revenue for the six months ended June 30, 2014. Overall, cost of sales, as a percentage of product revenue, was 32% and 61% for the six month periods ended June 30, 2014 and 2013.

Direct cost of sales decreased primarily as a result of one significant event: during prior periods, the Company had removed its REA products from inventory while it worked to develop a market and identify a distributor for the product line. The Company has recently entered into a distribution agreement with, and made an initial sale to, 36S. As a result of this inventory write-down there was no significant cost of sales for this product reported for the six months ended June 30, 2014. Direct costs associated with the MPC products increased to 47% (2013: 41%) and PIFA products remained steady at 12%.

The decrease in indirect cost of sales is attributed to decreases in shipping expenses, repairs and maintenance of equipment, and manufacturing supplies due to the reduced levels of production and improvements to the component inventory handling and reporting procedures that resulted in a reduction of materials lost to the production process during the six months ended June 30, 2014.

ABI’s gross profit margin, as a percentage of total revenue, improved to 70% for the six months ended June 30, 2014 as compared to 47% in 2013. The improvement in gross profit margin was derived from events described above for the six months ended June 30, 2014. The increase in gross margin was due in large part to the REA product sales having no significant cost of sales attached, it should not be assumed that the gross profit margin for REA product sales will be maintained in the future.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014, totaled $1,670,728, which was a 147% increase as compared to $675,689 for the six months ended June 30, 2013. The increase is related personnel ($266,996 (2013: $76,135)), professional services ($221,835 (2013: $74,734)), stock market and investor relations activities ($349,031 (2013: $101,198)), travel ($24,367 (2013 $553)) and to the issuance of stock options for Directors and Officers ($357,276 (2013: $-)).

The increases in professional services and stock market and investor relations activities are directly related to the maintenance of our stock listings in the United States (NASDAQ) and Great Britain (London Stock Exchange). The dual listing requires us to maintain public relations, stock registrars, nominated advisors and legal counsel for both markets and requires additional accounting services to insure compliance with regulators.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2014 totaled $607,707, which was a 48% increase as compared to $410,008 for the three months ended June 30, 2013. The increase was the result of general consulting services ($231,128 (2013: $11,875)) and the issuance of stock options for key employees ($48,081 (2013: $-)) and was offset by declines in royalties ($64,190 (2013: 115,023)) and outside sales commissions ($10,000 (2013: $43,240)). The general consulting fees are for the development of sales and marketing programs and the exploration of governmental opportunities and additional international markets for our products.

Research and Development

Research and development expenses for the six months ended June 30, 2014 totaled $502,489, which was a 4% decline as compared to $522,132 for the six months ended June 30, 2013. The decrease was the result of personnel reassignments which reduced personnel costs ($295,516 (2013: $446,999) but was partially offset by increases in professional services ($24,613 (2013: $3,513)) and consumable supplies ($22,715 (2013: $11,579)) and the issuance of stock options to key employees ($120,203 (2013: $-)). There has been a significant increase in activities related to obtaining regulatory approvals.

The Company entered into an agreement with an outside product and design firm on July 14, 2014 to work with internal personnel to review and further develop the VIVO product line. The Company believes that enhancing the capabilities of the VIVO product will allow further exposure into the large Health and Wellness market segment.

The following table illustrates research and development costs by project for the six months ended June 30, 2014 and 2013, respectively.

	2014	2013
Asthma/pH	$5,359	$-
Breath Alcohol Phone App	6,747	-
BreathScan Pro	13,866	4,751
CHUBE	3,867	4,751
H/PF4	55,124	189,848
HIV	56,586	-
Ketone/Metron	48,249	151,888
Lyophilization	68,906	14,254
Malaria	6,755	-
Malondialdehyde	-	56,965
Other Products	6,199	-
PF4 PLUSS	20,080	47,462
Tri-Cholesterol	54,794	-
VIVO	155,957	52,213

Total R&D Expenses:	$502,489	$522,132

Other Income and Expense

Other income declined for the six months ended June 30, 2014 to $38,272 from $283,868 for the same period in 2013. During the six months ended June 30, 2014, the Company recognized gains from foreign currency transactions of $3,896 (2013: loss of $87), interest and dividends from investments amounted to $29,707 (2013: $1,054) and $4,669 (2013: $91,286)) in other income from the net proceeds gained from ABI’s insurer demutualizing. During the six months ended June 30, 2013, the Company recognized $91,905 as the result of reversals of old trade payables and $99,710 from the sale of its 20% equity stake in BreathScan International to Chubeworkx Guernsey Limited.

Income Taxes

As of June 30, 2014, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the six months ended June 30, 2014 and 2013, the Company generated a net loss of $1,090,595 and $200,962, respectively. As of June 30, 2014 and December 31, 2013, the Company has an accumulated deficit of $82,827,514 and $81,721,126 and had cash totaling $402,282 and $103,634 respectively.

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

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position, $14,267,869 as of June 30, 2014, will be sufficient to meet our estimated cash needs for at least 36 months. We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

We expect that our primary expenditures will be to continue development of PIFA PLUSS® Infectious Disease single-use assays, Breath Ketone “Check” and Breath PulmoHealth “Check” products and to enroll patients in clinical trials to support performance claims, generate studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of already-commercialized products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors, METRON and VIVO)) in the US and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and the capitalized costs that we have incurred for the patents may be deemed impaired.

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

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ended December 31, 2014 are anticipated to total approximately $150,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

Operating Activities

ABI’s net cash consumed by operating activities totaled $1,794,784 during the six months ended June 30, 2014. Cash was consumed by the loss of $1,090,595 less non-operating gains of $20,364 plus non-cash adjustments of $723,247 for depreciation and amortization of non-current assets and the issuance of stock options. For the six months ended June 30, 2014, decreases in inventory and other assets of $334,747 provided cash while a net increase in trade receivables, trade receivables – related parties and other receivables of $1,206,368 and a decreases in trade and other payables, trade and other payables – related parties and deferred revenue – related party of $535,451 consumed cash from operating activities.

ABI’s net cash consumed by operating activities was $1,024,584 during the six months ended June 30, 2013. Cash was consumed by the loss of $200,962, less non-operating gains of $282,901 plus a non-cash adjustment of $176,285 for depreciation and amortization of non-current assets. For the six months ended June 30, 2013, decreases in license fees receivable – related party, inventory, other assets and an increase in trade and other payables generated cash of $706,112. Increases in trade and other receivables, trade receivables – related party and other receivables and decreases in other payables – related party, legal settlements and deferred revenue – related party of $1,423,118 consumed cash from operating activities.

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

Stock-based Compensation

FASB ASC 718, Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and consultants and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes the Black-Scholes pricing model in determining the fair values of options and warrants issued as stock-based compensation and to calculate the fair value of equity instruments.

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

As of June 30, 2014 and based upon that evaluation, because of the identification of a control deficiency described below, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management determined that the existing controls were out-of-date and primarily structured to support reporting under the International Financial Reporting Standards (“IFRS”), which the Company utilized until June 30, 2013, rather than the US Generally Accepted Accounting Procedures (“US GAAP”) required for SEC reporting. As a result, we have hired an accounting firm to review and update our controls to meet the requirements of the SEC rules and regulations. This project commenced in the second quarter and the resulting controls are scheduled to be adopted and fully implemented by the end of the current fiscal year.

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

The company settled the dispute with RBD on July 23, 2014 for a one-time nominal payment.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2014 the Company approved issuance of 115,000 options to purchase common shares to Directors and Officers at an exercise price of $5.50 per common share and 60,000 options to purchase common shares to key employees at an exercise price of $3.98 per common share. These options were issued under the 2013 Incentive Stock and Award Plan, in which an aggregate of up to 400,000 shares of the Company’s common shares are reserved for issuance. All options are immediately exercisable and carry a five year expiration.

Other than the aforementioned, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014.

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

AKERS BIOSCIENCES, INC.

Date: August 12, 2014	By:	/s/ Raymond Akers Jr. Phd
		Name:	Raymond Akers Jr. Phd
		Title:	Executive Chairman
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

