Form 10-Q
period 2014-09-30
Akers Biosciences Inc
filed 2014-11-13
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 13, 2014, there were 4,954,837 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$642,515	$103,634
Marketable Securities	10,206,992	-
Trade Receivables (net)	1,076,530	118,404
Trade Receivables - Related Party	1,475,767	1,209,388
Other Receivables	60,117	748,962
Inventories (net)	784,900	1,025,104
Other Current Assets	66,128	163,890

Total Current Assets	14,312,949	3,369,382

Non-Current Assets
Property, plant and equipment, net	224,715	267,321
Intangible assets, net	2,240,707	2,434,637
Other Assets	4,282	4,282

Total Non-Current Assets	2,469,704	2,706,240

Total Assets	$16,782,653	$6,075,622

LIABILITIES
Current Liabilities
Trade and Other Payables	$666,055	$1,000,413
Trade and Other Payables - Related Party	-	6,586
Short-Term Notes Payable - Related Party	-	307,500
Deferred Revenue - Related Party	333,333	333,333

Total Current Liabilities	999,388	1,647,832

Non-Current Liabilities
Deferred Revenue - Related Party	55,556	305,556

Total Non-Current Liabilities	55,556	305,556

Total Liabilities	1,054,944	1,953,388

EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common Stock, No par value, 500,000,000 shares authorized, 4,954,837 and 2,167,837 issued and outstanding as of September 30, 2014 and December 31, 2013	99,691,096	85,843,360
Accumulated Deficit	(83,951,834)	(81,721,126)
Accumulated Comprehensive Gains/(Losses)	(11,553)	-

Total Equity	15,727,709	4,122,234

Total Liabilities and Equity	$16,782,653	$6,075,622

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2014	2013	2014	2013
Revenues:
Product Revenue	$359,980	$261,376	$1,954,010	$1,005,037
Product Revenue - Related party	-	-	766,379	1,551,340
License Revenue	10,000	-	10,000	200,000
License Revenue - Related party	83,333	83,333	250,000	250,000
Total Revenue	453,313	344,709	2,980,389	3,006,377
Cost of Sales:
Product Cost of Sales	(162,145)	(94,036)	(907,876)	(1,503,303)

Gross Profit	291,168	250,673	2,072,513	1,503,074

Administrative Expenses	826,756	270,111	2,302,483	752,126
Administrative Expenses - Related parties	-	100,626	195,002	294,300
Sales and Marketing Expenses	358,650	126,624	966,357	536,631
Research and Development Expenses	183,886	233,848	686,376	755,981
Amortization of Non-Current Assets	64,643	64,643	193,929	193,929

Loss from Operations	(1,142,767)	(545,179)	(2,271,634)	(1,029,893)

Other (Income)/Expenses
Gain on sale of equity investment - Related party	-	-	-	(99,710)
Foreign Currency Transaction (Income)/Expense	1,022	(809)	(2,874)	(723)
Gain from demutualization of insurance carrier	-	-	(4,669)	(91,286)
Interest and Dividend Income	(19,469)	-	(49,176)	(1,054)
Other Income	-	-	-	(91,905)
Total Other Income	(18,447)	(809)	(56,719)	(284,678)

Loss Before Income Taxes	(1,124,320)	(544,370)	(2,214,915)	(745,215)

Income Tax Benefit	-	-	-	-

Preferred Stock Dividend	-	-	(15,793)	-

Net Loss Attributable to Common Stockholders	$(1,124,320)	$(544,370)	$(2,230,708)	$(745,215)

Other Comprehensive Income/(Loss)
Unrealized Gains/(Losses) on Marketable Securities	(8,004)	-	(11,553)	-
Total Other Comprehensive Income/(Loss)	$(8,004)	$-	$(11,553)	$-

Comprehensive Loss	$(1,132,324)	$(544,370)	$(2,242,261)	$(745,215)

Basic & diluted loss per common share	$(0.23)	$(0.30)	$(0.48)	$(0.50)

Weighted average basic & diluted common shares outstanding	4,924,837	1,791,768	4,675,200	1,481,822

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder's Equity

For nine months ended September 30, 2014

	Shares			Accumulated
	Issued and	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Deficit	Losses	Equity

Balance at December 31, 2013 (Audited)	2,167,837	$85,843,360	$(81,721,126)	$-	$4,122,234

Net loss for the period		-	(2,214,915)	-	(2,214,915)
Dividends paid on Series A Convertible Preferred Stock		-	(15,793)	-	(15,793)
Initial public offering, net of offering costs of $1,897,164	2,727,000	13,101,336	-	-	13,101,336
Issuance of Non-Qualified Stock Options for Directors & Officers		357,276	-	-	357,276
Issuance of Non-Qualified Stock Options for Key Employees		192,324	-	-	192,324
Issuance of Restricted Common Shares for Services	60,000	196,800	-	-	196,800
Unrealized loss on marketable securities		-	-	(11,553)	(11,553)

Balance at September 30, 2014 (Unaudited)	4,954,837	$99,691,096	$(83,951,834)	$(11,553)	$15,727,709

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Cash Flow Statements

For nine months ended September 30, 2014 and 2013

(unaudited)

	2014	2013
Cash flows from operating activities
Net loss for the period	$(2,214,915)	$(745,215)
Adjustments to reconcile net loss to net cash used by operating activities:
Accrued interest and dividends on marketable securities	(11,935)	-
Depreciation and amortization	261,523	265,799
Gain from demutualization of insurer	(4,669)	(91,286)
Gain on sale of equity investment	-	(99,710)
Non-cash share based compensation	549,600	-
Non-cash share based payment for services	196,800	-
Reversal of old trade payables	-	(91,905)
Changes in assets and liabilities (Increase)/decrease in trade receivables	(958,126)	27,880
Increase in trade receivables - related party	(266,379)	(1,031,375)
Increase in other receivables	(56,179)	(21,916)
Decrease in license fees receivable - related party	-	450,000
(Increase)/Decrease in inventories	240,204	(97,179)
(Increase)/Decrease in other assets	97,762	(45,278)
Decrease in trade and other payables	(334,358)	(22,002)
Decrease in other payables - related party	(6,586)	(9,234)
Decrease in legal settlement liabilities	-	(106,924)
Decrease in deferred revenue - related party	(250,000)	(250,000)

Net cash used in operating activities	(2,757,258)	(1,868,345)

Cash flows from investing activities
Purchases of property, plant and equipment	(24,987)	(99,726)
Purchases of makertable securities	(12,537,202)	-
Proceeds from demutualization of insurance carrier	4,669	91,286
Proceeds from sale of equity investment	-	100,000
Proceeds from sale of marketable securities	2,330,592	-

Net cash (used in)/provided by investing activities	(10,226,928)	91,560

Cash flows from financing activities
Proceeds from note receivable - related party for Series A
Convertible Preferred Stock	-	225,000
Payment of short-term note payable - related party	(307,500)	-
Proceeds from other receivable for London Private Placement	745,024	-
Proceeds from issuance of common shares	-	1,600,000
Net proceeds from issuance of common stock in initial public offering	13,101,336	-
Dividend distribution on Series A Convertible Preferred Stock	(15,793)	-

Net cash provided by financing activities	13,523,067	1,825,000

Net increase in cash	538,881	48,215
Cash at beginning of period	103,634	633,022
Cash at end of period	$642,515	$681,237

Supplemental Sechedule of Non-Cash Financing and Investing Activities
Unrealized losses on marketable securities	$(11,553)	$-

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

(a)	Reporting Entity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in Form 10-K of Akers Biosciences, Inc. (“the Company”).

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

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. In particular, information about significant areas of estimation, uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amounts recognized in the financial statements is included in the following notes for revenue recognition, allowances for doubtful accounts, inventory write-downs, impairment of intangible assets and valuation of share based payments.

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

The Company’s financial instruments consist of cash, receivables and trade and other payables. The carrying value of cash, trade receivables and trade and other payables approximate their fair value because of their short maturities.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(g)	Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB has established three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other Level 1 inputs in active markets that are observable either directly or indirectly.

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

As of September 30, 2014 and December 31, 2013, allowances for doubtful accounts were $- and $-. Allowances charged for doubtful accounts amounted to $- for the three and nine months ended September 30, 2014 and 2013.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(i)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

Substantially all of the Company’s cash are maintained with Fulton Bank of New Jersey and Bank of America. The funds are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 per account or instrument, but are otherwise unprotected. The Company placed $606,988 with Fulton Bank of New Jersey, $31,487 with Bank of America and $4,040 PayPal as of September 30, 2014. The Company placed $855 with Fulton Bank of New Jersey, $98,563 with Bank of America and $4,216 with PayPal as of December 31, 2013.

Concentration of credit risk with respect to trade receivables exists as approximately 82% of its revenue was generated by three customers for the nine months ended September 30, 2014. These customers accounted for 96% of trade receivables as of September 30, 2014.

Concentration of credit risk with respect to trade receivables exists as approximately 85% of its revenue was generated by three customers for the year ended December 31, 2013, respectively. These customers accounted for 97% of trade receivables as of December 31, 2013. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Plant and equipment	5-12
Furniture and fixtures	5-10
Computer equipment & software	3-5

Depreciation methods, useful lives and residual values are reviewed at each reporting date.

(l)	Intangible Assets

(i)	Patents and Trade Secrets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of September 30, 2014, the Company has eleven patents from the United States Patent Office in effect (7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 5,565,366, 5,827,749, D691,056, D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such events and circumstances have occurred during the nine months ended September 30, 2014 and 2013.

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

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns and rebate incentives are necessary as of September 30, 2014 and December 31, 2013.

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

The Company charges actual shipping plus a handling fee to customers, which amounted to $8,440 and $ $25,677 for the three and nine months ended September 30, 2014 and $9,574 and $32,158 for the three and nine months ended September 30, 2013. These fees are classified as part of product revenue in the statement of operations. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $18,031 and $47,238 for the three and nine months ended September 30, 2014 and $16,615 and $75,337 for the three and nine months ended September 30, 2013.

(q)	Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.

(r)	Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the period over which services are to be received or the vesting period.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees. Under FASB ASC 505-50, the Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

The calculation of basic and diluted loss per share for the nine months ended September 30, 2014 and 2013 was based on a loss of $2,230,708 and $745,215 attributable to common shareholders and for the three months ended September 30, 2014 and 2013 was based on a loss of $1,124,320 and $544,370 attributable to commons stockholders, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic loss per common share for the three and nine months ended September 30, 2014 and 2013 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders for the periods. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were 175,000 units of options and 1,989 units of warrants.

(t)	Recently Adopted Accounting Pronouncements

As of September 30, 2014 and for the nine months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(u)	Recently Issued Accounting Pronouncements not Yet Adopted

As of September 30, 2014, there are no recently issued standards not yet adopted which would have a material effect on the Company’s financial statements.

Note 3 – Marketable Securities

The following table shows the Company’s available-for-sale securities cost, accrued income, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as marketable securities as of September 30, 2014. The Company had no marketable securities as of December 31, 2013.

	2014
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 1:
Money market funds	$15,301	$3	$-	$-	$15,303
Mutual funds	498,425	1,401	117	-	499,944
US agency securities	597,699	1,438		(828)	598,309
Certificates of deposits	3,430,000	3,440	-	(5,934)	3,427,506
Corporate securities	1,528,308	2,800	-	(8,111)	1,522,996
Municipal securities	4,136,877	2,854	3,202	-	4,142,933
Total Level 1:	10,206,610	11,935	3,320	(14,873)	10,206,992

Total:	$10,206,610	$11,935	$3,320	$(14,873)	$10,206,992

During the three and nine months ended September 30, 2014 the net realized gains recognized by the Company were not significant. The maturities of the Company’s long-term marketable securities generally range from one to three years.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Inventories

Inventories at September 30, 2014 and December 31, 2013 consists of the following categories:

	2014	2013
Raw Materials	$331,943	$299,464
Sub-Assemblies	417,858	335,229
Finished Goods	67,099	422,411
Reserve for Obsolescence	(32,000)	(32,000)
	$784,900	$1,025,104

For the three and nine months ended September 30, 2014 and 2013, no charges were made to cost of goods sold for obsolete inventory.

Note 5 - Property, Plant and Equipment

Property, plant and equipment as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013

Computer Equipment	$100,405	$100,405
Computer Software	30,736	22,930
Office Equipment	50,049	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,111,004	1,098,503
Molds & Dies	654,327	649,647
Leasehold Improvements	222,594	222,594
	2,199,054	2,174,067
Less
Accumulated Depreciation	1,974,339	1,906,746

	$224,715	$267,321

Depreciation expense was $23,233 and $67,593 for the three and nine months ended September 30, 2014 and $24,870 and $71,869 for the three and nine months ended September 30, 2013.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 - Intangible Assets

Intangible assets as of September 30, 2014 and December 31, 2013 and the movements for the three months then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2013	3,851,494	1,270,639	5,122,133
Additions	-	-	-
Disposals	-	-	-
At September 30, 2014	3,851,494	1,270,639	5,122,133

Accumulated Amortization
At December 31, 2013	1,416,857	1,270,639	2,687,496
Amortization Charge	193,930	-	193,930
Disposals	-	-	-
At September 30, 2014	1,610,787	1,270,639	2,881,426

Net Book Value
At December 31, 2013	2,434,637	-	2,434,637
At September 30, 2014	$2,240,707	$-	$2,240,707

Amortization expense was $64,643 and $193,930 for the three and nine months ended September 30, 2014 and $64,643 and $193,929 for the three and nine months ended September 30, 2013.

Note 7 - Trade and Other Payables

Trade and other payables as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Trade Payables	$251,724	$623,157
Other Payables	414,331	377,256
	$666,055	$1,000,413

Trade and other payables are non-interest bearing and are normally settled on 30 day terms.

Note 8 - Deferred Revenue – Related Party

Deferred revenue represents the unearned revenue from the 3-year exclusive License and Supply Agreement with Chubeworkx Guernsey Limited (Note 12) for the purchase and distribution of the Company’s proprietary breathalyzer that was signed in June 2012. The first order for the proprietary breathalyzers was received in December 2012 for 3,500,000 units and additional orders were received in 2013 totaling 4,620,000 units. As of September 30, 2014, 8,120,000 units have been shipped. The license revenue is being recognized monthly on a straight line basis over the 3-year term of the agreement.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	2014		2013
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding at January 1	1,989	$71.76	47,211	$48.54
Cancelled during period	-	-	-	-
Expired during period	-	-	-	-
Outstanding at September 30	1,989	$71.76	47,211	$48.54

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

Employee's Plan	2014		2013
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	-	$-	1,579	$42.12
Forfeited during period	-	-	-	-
Expired during period	-	-	(1,579)	42.12
Outstanding at September 30	-	$-	-	$-

Director's Plan	2014		2013
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	-	$-	352	$312.00
Cancelled during period	-	-	-	-
Expired during period	-	-	-	-
Outstanding at September 30	-	$-	352	$312.00

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2013 Incentive Stock &	2014		2013
Award Plan		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	-	$-	-	$-
Granted during period	175,000	4.98	-	-
Cancelled during period	-	-	-	-
Expired during period	-	-	-	-
Outstanding at September 30	175,000	$4.98	-	$-

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
$549,600

The options and warrants issued under the above four plans were valued using a Black Scholes option pricing model. The assumptions utilized in calculating the value of the issued options under Black Scholes are as follows:

2014
Expected option term	5 yrs
Expected volatility	127.32%
Expected divident yeild	0.00%
Risk free interest rate	1.71%

A summary of warrants and stock options outstanding and exercisable as of September 30, 2014 follows:

				Outstanding		Exercisable
				Wgtd Avg	Wgtd Avg		Wtgt Avg
				Life	Exercise		Exercise
	Low	High	Shares	Remaining	Price	Shares	Price
2013 Stock Incentive Plan	$3.98	$5.50	175,000	4.75	$4.98	175,000	$4.98
Warrants	71.76	71.76	1,989	0.46	71.76	1,989	71.76

Note 10 - Equity

The holders of common shares are entitled to one vote per share at meetings of the Company. Holders of Series A convertible preferred shares are entitled to five votes per share at meetings of the Company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On August 15, 2014, the Company issued 60,000 common shares in exchange for legal services rendered. The fair value of these shares was $196,800 which was reported as Administrative Expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014.

As of September 30, 2014 the Company has 176,989 reserved shares of its common stock for outstanding warrants and options. At December 31, 2013 the Company had 1,989 reserved shares of its common stock for outstanding warrants.

Note 11 - Income Tax Expense

There is no income tax benefit for the losses for the three and nine months ended September 30, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2014, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2014 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 - Related Party Transactions

On January 12, 2011, the Company entered into a consulting agreement with Nicolette Consulting Group Limited (NCG) for a period of three years under which the Company must pay NCG $27,917 per month in fees and up to $10,000 in reimbursement for monthly expenses ($30,000 and $30,000 for nine months ended September 30, 2014 and 2013) for the services of Mr. Thomas A. Nicolette as President and Chief Executive Officer of the Company. The consulting agreement was extended through February 11, 2014 on December 23, 2013 and extended through March 31, 2014 on March 15, 2014. Mr. Nicolette decided to step down from the Board and resigned from the Company effective March 28, 2014.

On March 17, 2010, in exchange for an exclusive licensing agreement, ABI received a 20 percent equity stake in BreathScan International Ltd (BIL). During 2012, BreathScan International Limited changed its name to en(10) Guernsey Limited (“en(10)”). Mr. Nicolette, the then President and Chief Executive Officer of the Company, was also appointed to en(10)’s Board of Directors. The equity stake is accounted for using the equity method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification. The equity investment was initially recorded at cost, which was nil. During the nine months ended September 30, 2013 no profit or loss is recorded for en(10)’s results as en(10) recorded a net loss and the Company is not required to equity account any losses in excess of its carrying value on the books. On June 13, 2013 the Company sold its interest in en(10) to ChubeWorkx for $100,000 and Mr. Nicolette resigned from en(10)’s Board of Directors.

On June 19, 2012, the Company entered into a 3 year exclusive License & Supply Agreement with Chubeworkx Guernsey Limited (as successor to SONO International Limited) (“Chubeworkx”) for the purchase and distribution of ABI’s proprietary breathalyzers outside North America. Chubeworkx paid a licensing fee of $1,000,000 which is being recognized over the remaining term of the agreement (Note 8).

On June 13, 2013, the Company announced an expansion of the License and Supply Agreement with Chubeworkx to include worldwide marketing and distribution of the “Be CHUBE” program using the Company’s breathalyzer.

On August 5, 2013, the Board of Directors appointed Gary M Rauch, the principle of DataSys Solutions, LLC (DS), as the Corporate Treasurer. The Company entered into a consulting agreement with DS on January 1, 2011, with a term of three years, under which the Company agreed to pay $5,625 per month for Mr. Rauch’s services as Controller of the Company. The total amount of fees accrued for DS as of September 30, 2014 and December 31, 2013 was $- and $6,586 and is shown as Trade and Other Payables – Related Party in the Consolidated Balance Sheet. On March 18, 2014, the Board of Directors approved the appointment of Mr. Rauch as Vice President of Finance, retroactive to February 2, 2014, and he became an employee of the Company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On December 23, 2013, the Company entered into a short-term bridge loan with Nicolette Consulting Group for $307,500, payable on January 15, 2014 with a 5% per annum interest rate. The transaction was recorded as a Short-Term Notes Payable – Related Party. The loan, with interest amounting to $969, was paid in full on January 15, 2014.

Trade receivables – related party as of September 30, 2014 and December 31, 2013 were amounts due from Chubeworkx, a major shareholder of the Company, of $1,475,767 and $1,209,388. The amount due is non-interest bearing, unsecured and has a term of 90 days generally. The Company and Chubeworkx have entered into discussions to modify the terms and conditions of these receivables.

Product revenue – related parties for the three and nine months ended September 30, 2014 were $- and $766,369 and for the three and nine months ended September 30, 2013 were $- and $1,551,340 from Chubeworkx Guernsey Limited, a major shareholder of the Company.

Administrative expenses – related parties for the three and nine months ended September 30, 2014 were $- and $183,752 for Nicolette Consulting Group and $- and $11,250 for DataSys Solutions. For the three and nine months ended September 30, 2013 these expenses were $83,751 and $277,425 for Nicolette Consulting Group and $16,875 and $16,875 for DataSys Solutions.

Note 13 - Commitments

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

Rent expense, including related CAM charges, were $40,290 and $120,955 for the three and nine months ended September 30, 2014 and $36,855 and $111,738 for the three and nine months ended September 30, 2013.

The Company entered into a 60 month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$5,643	$137,643
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	6,156	138,156
Next 37-48 Months	132,000	6,156	138,156
Next 49-60 Months	132,000	6,156	138,156
Thereafter	33,000	513	33,513

Note 14 – Major Customers

For the three months ended September 30, 2014, two customers and for nine months ended September 30, 2014, three customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 70% and 82% of the Company’s product revenue. As of September 30, 2014, the amount due from these three customers was $2,461,017. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three and nine months ended September 30, 2013, two customers each generated more than 10% of the Company’s product revenue. Sales to these customers accounted for 73% and 81% of the Company’s product revenue. As of September 30, 2013, the amount due from these customers was $1,073,631.

Note 15 – Major Suppliers

For the three months ended September 30, 2014, four suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 53% of the Company’s total purchases. No suppliers accounted for more than 10% of the Company’s purchases for the nine months ended September 30, 2014

For the three and nine months ended September 30, 2013, two suppliers each accounted for more than 10% of the Company’s purchases. These suppliers accounted for 37% and 52% of the Company’s total purchases. As of September 30, 2013, the amount due to the suppliers was $111,734.

Note 16 – Contingencies

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

This lawsuit was settled on July 22, 2014 for a one-time nominal payment which was paid on July 23, 2014.

Note 17 - Subsequent events

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin.  This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”).  Prior to filing the complaint the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company seeks to most effectively handle Mr. Martin’s claims without prejudicing any of its rights.

On October 23, 2014 the Company signed a joint venture agreement with Hainan Savy Investment Management Ltd and Mr. Thomas Knox, a related party, to research, develop, produce and sell certain of the Company’s rapid diagnostic screening and testing products in China. The joint venture company will be located in Haikou, the capital city of the province of Hainan, China and is incorporated as Hainan Savy Akers Biosciences, Ltd. The Company will invest cash of ¥398,000 ($64,794), to hold a 19.9% equity position and Dr. Raymond F. Akers, Jr. and Mr. Thomas Knox will serve on the Board of Directors of the joint venture.

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

Management’s Plans and Basis of Presentation

To date, the Company has in large part relied on equity financing to fund its operations, raising $676,068 in private placements in 2012, $2,345,024 in private placements in 2013 and $13,101,336, net of expenses, in an initial public offering on The NASDAQ Capital Market in 2014. Historically, the Company has experienced recurring losses and negative cash flows from operations which continued into the nine months ended September 30, 2014. Management’s strategic plans include the following:

•	continue to advance the development and commercialization of the Company’s products, especially those that utilize MPC Biosensor, PIFA and seraSTAT technologies;

•	continue to strengthen and forge domestic and international relationships with well-established sales organizations with strong distribution channels in specific target markets for both our currently marketed and emerging products;

•	establish clinical protocols that support regulatory submissions and publication of data within peer-reviewed journals;

•	continue to monitor and implement cost control initiatives to conserve cash.

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

At September 30, 2014, ABI had cash of $642,515 working capital of $13,313,561, stockholders’ equity of $15,727,709 and an accumulated deficit of $83,951,834. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 36 months. The Company closely monitors its cash balances, cash needs and expense levels.

Results of Operations for the three months ended September 30, 2014 and 2013

Revenue

ABI’s total revenue for the three months ended September 30, 2014 was $453,313, a 32% increase from the same period in 2013. Product revenue totaled $359,980 (2013: $261,376) while the Company’s license fee revenue increased to $93,333 (2013: $83,333) for the period.

MicroParticle Catalyzed Biosensor (“MPC”) product revenues increased by 53% to $38,201 (2013: $24,892) during the period. This increase was attributable to orders from customers which regularly purchase products on an annual or semi-annual basis. No orders were received from our world-wide distributor of the alcohol breathalyzer product, ChubeWorkx Guernsey Limited (“ChubeWorkx”). The decline of orders from ChubeWorkx is as a result of the French government’s postponement, indefinitely, of the fine that was to be imposed for drivers failing to possess breathalyzers in their vehicles. Although drivers are still required to carry the self-tests, the lack of a monetary fine has reduced product demand. It is unknown how long this interruption will continue for, but the Company’s distributor of alcohol breathalyzers believes that it is well positioned to resume large volume sales of the product should full enforcement resume.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products increased by 39% during the period to $309,459 (2013: $222,102). The Company’s dedicated technical sales account executives are supporting over 300 sales representatives of ABI’s US distribution partners, Cardinal Health (“Cardinal”), Medline Industries (“Medline”), Fisher HealthCare (“Fisher”) and Typenex Medical (“Typenex”). The Company’s addition of Typenex and Medline during the second quarter and the relationship-building initiative with our other partners has already delivered a measureable increase in product trials and adoptions.

Cost of sales for the three months ended September 30, 2014 increased by 72% compared to the same period in 2013 to $162,145 from $94,036 in 2013. Production costs of incremental product components transferred to inventory during the three months ended September 30, 2014 declined by 75% to $43,163 (2013: $171,454), resulting in the higher total cost of sales for the period. Overall, cost of sales, as a percentage of product revenue, was 45% and 36% for the three month periods ended September 30, 2014 and 2013.

Direct costs associated with the MPC products increased to 14% (2013: 11%) while PIFA products declined slightly to 11% (2013: 12%). Indirect costs decreased to 26% (2013: 53%) of product revenue for the three months ended September 30, 2014.

The decrease in indirect cost of sales is attributed to decreases in personnel expenses, repairs and maintenance of equipment, and warehouse rental due to the reduced levels of production. In addition, continuing improvements to component inventory handling and reporting procedures resulted in a reduction of materials lost to the production process during the three months ended September 30, 2014.

ABI’s gross profit margin, as a percentage of total revenue, declined to 64% for the three months ended September 30, 2014 as compared to 73% in 2013. The decline in the gross profit margin was derived from events described above for the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014, totaled $826,756, which was a 123% increase as compared to $370,737 for the three months ended September 30, 2013. The increase is related to personnel ($186,667 (2013: $37,734)), professional services ($356,267 (2013: $151,929)), stock market and investor relations activities ($141,496 (2013: $-21,946)) and travel ($39,578 (2013 $127))

The increase in personnel costs relates to the salaries and benefits of the Chief Executive Officer and the Vice President of Finance; positions that were previously contracted. Increases in professional services and stock market and investor relations activities are directly related to the maintenance of our stock listings in the United States (NASDAQ) and Great Britain (London Stock Exchange). The dual listing requires us to maintain public relations, stock registrars, nominated advisors and legal counsel for both markets and requires additional accounting services to insure compliance with regulators.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2014 totaled $358,650, which was a 183% increase as compared to $126,624 for the three months ended September 30, 2013. The increase was the result of general consulting services ($177,778 (2013: $3,900)), sales commissions ($26,404 (2013: $580) and travel ($27,785 (2013: $10,551)).

The increase in general consulting fees are for the development of sales and marketing programs for existing domestic and international markets, exploration of governmental opportunities and the identification of additional international markets for our products.

Research and Development

Research and development expenses for the three months ended September 30, 2014 totaled $183,886, which was a 21% decrease as compared to $233,848 for the three months ended September 30, 2013. The decrease was the result of personnel reassignments which reduced personnel costs ($127,602 (2013: $189,486) and travel ($- (2013: 7,581)) but was partially offset by increases in general consulting services ($25,967 (2013: $7,581)). There has been a significant increase in activities related to obtaining regulatory approvals.

The Company entered into an agreement with an outside product and design firm on July 14, 2014 to work with internal personnel to review and further develop the VIVO product line. The Company believes that enhancing the capabilities of the VIVO product will allow further exposure into the large Health and Wellness market segment.

The following table illustrates research and development costs by project for the three months ended September 30, 2014 and 2013, respectively.

	2014	2013
Breath Alcohol Phone App	$2,299	$-
BreathScan	-	2,432
Chlamydia Trachomatis	56,490	-
H/PF4	14,306	90,148
Ketone/Metron	55	73,078
Lyophilization	6,050	4,864
Malaria	55	-
PF4 PLUSS	16,881	29,231
Tri-Cholesterol	70,759	-
VIVO	16,991	34,095

Total R&D Expenses:	$183,886	$233,848

Other Income and Expense

Other income increased for the three months ended September 30, 2014 to $18,447 from $809 for the same period in 2013. Gains from interest and dividends from investments ($19,469 (2013: $-)) were offset by losses on foreign currency transactions ($1,022 (2013: Gain of $809)).

Results of Operations for the nine months ended September 30, 2014 and 2013

Revenue

ABI’s product revenue increased 7% to $2,720,389 (2013: $2,556,377), licensing fee revenue declined by 42% to $260,000 (2013: $450,000) and total revenue declined 1% to $2,980,389 (2013: $3,006,377) in the nine months ended September 30, 2014. MPC product sales decreased by 48% ($878,659 (2013: $1,675,349)), PIFA product sales increased by 14% ($931,647 (2013: $815,055)), REA product sales increased by 100% ($864,000 (2013: $-)) and other product categories decreased 40% ($20,406 (2013: $33,816)). In the nine months ended September 30, 2013, the Company received a one-time restricted licensing fee of $200,000 from a customer while they performed a product evaluation, otherwise the Company’s license fee revenue increased by 4% for the period ended September 30, 2014.

MPC product revenues decreased during the period. This is attributable to a decline in orders from our world-wide distributor of the alcohol breathalyzer product, ChubeWorkx Guernsey Limited. During the nine months ended September 30, 2014, ChubeWorkx accounted for $766,379 (2013: $1,551,340) of our MPC product revenue all of which was recorded during the first quarter. The decline is as a result of the French government’s postponement indefinitely of the fine that was to be imposed for drivers failing to possess breathalyzers in their vehicles. Although drivers are still required to carry the self-tests, the lack of a monetary fine has naturally reduced the demand. It is unknown how long this interruption will continue for, but the Company’s distributor of alcohol breathalyzers believes that it is well positioned to resume large volume sales of the product should full enforcement resume.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products increased to $931,647 (2013: $815,055) for the period ended September 30, 2014. The Company’s dedicated technical sales account executives are supporting over 300 sales representatives of ABI’s US distribution partners, Cardinal Health (“Cardinal”), Medline Industries (“Medline”), Fisher HealthCare (“Fisher”) and Typenex Medical (“Typenex”). The Company’s addition of Typenex and Medline during the second quarter and the relationship-building initiative with our other partners has already delivered a measureable increase in product trials and adoptions.

International sales of REA products totaled $864,000 (2013: $-) for the period ended September 30, 2014. ABI, with the assistance of its distributor in the region, has submitted the product to Australia’s Therapeutic Goods Administration (“TGA”) and is awaiting final government approval for 36S to begin marketing the product.

Cost of sales for the nine months ended September 30, 2014 decreased by 40% compared to the same period in 2013 to $907,876 from $1,503,303 in 2013. Direct cost of sales declined to 22% (2013: 38%) while indirect cost of sales declined to 11% (2013: 21%) of product revenue for the nine months ended September 30, 2014. Overall, cost of sales, as a percentage of product revenue, was 33% and 59% for the nine month periods ended September 30, 2014 and 2013.

Direct costs associated with the MPC products increased to 45% (2013: 41%), PIFA products remained unchanged at 12%. During prior periods, the Company had removed its REA products from inventory while it worked to develop a market and identify a distributor for the product line. As a result of this inventory write-down there was no significant direct cost of sales for the REA products reported for the nine months ended September 30, 2014.

The decrease in indirect cost of sales is attributed to decreases in personnel expenses, repairs and maintenance of equipment, and warehouse rental due to the reduced levels of production. In addition, continuing improvements to component inventory handling and reporting procedures resulted in a reduction of materials lost to the production process during the three months ended September 30, 2014.

ABI’s gross profit margin, as a percentage of total revenue, improved to 70% for the nine months ended September 30, 2014 as compared to 50% in 2013. The decline in the gross profit margin was derived from events described above for the nine months ended September 30, 2014. The increase in gross margin was due in large part to the REA product sales having no significant cost of sales attached; therefore, it should not be assumed that this level of gross profit margin will be maintained in the future.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014, totaled $2,497,485, which was a 139% increase as compared to $1,046,426 for the nine months ended September 30, 2013. The increase is related personnel ($624,533 (2013: $113,869)), professional services ($578,102 (2013: $226,664)), stock market and investor relations activities ($490,527 (2013: $79,252)) and travel ($63,945 (2013 $680)).

The increase in personnel costs relates to the salaries and benefits of the Chief Executive Officer and the Vice President of Finance; positions that were previously contracted. The increases in professional services and stock market and investor relations activities are directly related to the maintenance of our stock listings in the United States (NASDAQ) and Great Britain (London Stock Exchange). The dual listing requires us to maintain public relations, stock registrars, nominated advisors and legal counsel for both markets and requires additional accounting services to insure compliance with regulators.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2014 totaled $966,357, which was a 80% increase as compared to $536,631 for the nine months ended September 30, 2013. The increase was the result of personnel ($376,785 (2013: $322,517)), general consulting services ($408,906 (2013: $15,775)) and travel ($52,175 (2013: $20,816)) and was offset by declines in royalties ($67,967 (2013: $116,732)) and outside sales commissions ($36,404 (2013: $43,820).

The increase in general consulting fees are for the development of sales and marketing programs for existing domestic and international markets, exploration of governmental opportunities and the identification of additional international markets for our products.

Research and Development

Research and development expenses for the nine months ended September 30, 2014 totaled $686,376, which was a 9% decline as compared to $755,981 for the nine months ended September 30, 2013. The decrease was the result of personnel reassignments which reduced personnel costs ($543,321 (2013: $636,484) but was partially offset by increases in professional services ($50,580 (2013: $11,093)) and consumable supplies ($36,055 (2013: $21,854)). There has been a significant increase in activities related to obtaining regulatory approvals.

The Company entered into an agreement with an outside product and design firm on July 14, 2014 to work with internal personnel to review and further develop the VIVO product line. The Company believes that enhancing the capabilities of the VIVO product will allow further exposure into the large Health and Wellness market segment.

The following table illustrates research and development costs by project for the nine months ended September 30, 2014 and 2013, respectively.

	2014	2013
Asthma/pH	$5,359	$-
Breath Alcohol Phone App	9,045	-
BreathScan	-	2,432
BreathScan Pro	13,866	4,751
Chlamydia Trachomatis	56,490	-
CHUBE	3,867	4,751
H/PF4	69,431	279,997
HIV	56,586	-
Ketone/Metron	48,305	224,966
Lyophilization	74,956	19,118
Malaria	6,810	-
Malondialdehyde	-	56,965
Other Products	6,199	-
PF4 PLUSS	36,960	76,693
Tri-Cholesterol	125,553	-
VIVO	172,949	86,308

Total R&D Expenses:	$686,376	$755,981

Other Income and Expense

Other income declined for the nine months ended September 30, 2014 to $56,719 from $284,678 for the same period in 2013. During the nine months ended September 31, 2014, the Company recognized gains from foreign currency transactions of $2,874 (2013: $732), interest and dividends from investments amounted to $49,176 (2013: $1,054) and $4,669 (2013: $91,286)) in other income from the net proceeds gained from ABI’s insurer demutualizing. During the nine months ended September 30, 2013, the Company recognized $91,905 as the result of reversals of old trade payables and $99,710 from the sale of its 20% equity stake in BreathScan International to Chubeworkx Guernsey Limited.

Income Taxes

As of September 30, 2014, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2014 and 2013, the Company generated a net loss attributable to shareholders of $2,230,708 and $745,215, respectively. As of September 30, 2014 and December 31, 2013, the Company has an accumulated deficit of $83,951,834 and $81,721,126 and had cash totaling $642,515 and $103,634, respectively.

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

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position, $13,313,561 as of September 30, 2014, will be sufficient to meet our estimated cash needs for at least 36 months. We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

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

As per the Company’s lease agreement, the owner of the facility will handle the majority of any facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

Operating Activities

ABI’s net cash consumed by operating activities totaled $2,757,258 during the nine months ended September 30, 2014. Cash was consumed by the loss of $2,214,915 less non-operating gains of $16,604 plus non-cash adjustments of $1,007,923 for depreciation and amortization of non-current assets, the issuance of stock options and the issuance of common shares for services. For the nine months ended September 30, 2014, decreases in inventory and other assets of $337,966 provided cash while a net increase in trade receivables, trade receivables – related parties and other receivables of $1,280,684 and a decreases in trade and other payables, trade and other payables – related parties and deferred revenue – related party of $590,944 consumed cash from operating activities.

ABI’s net cash consumed by operating activities was $1,868,345 during the nine months ended September 30, 2013. Cash was consumed by the loss of $745,215, less non-operating gains of $282,901 plus a non-cash adjustment of $265,799 for depreciation and amortization of non-current assets. For the nine months ended September 30, 2013, decreases in trade receivables and license fees receivable – related party generated cash of $477,880. Increases in trade receivables – related party, other receivables, inventory, other assets and decreases in trade and other payables, other payables – related party, legal settlements and deferred revenue – related party of $1,583,908 consumed cash from operating activities.

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

Recoverability of Long-lived Assets

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such events and circumstances have occurred during the nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014 and based upon that evaluation, because of the identification of a control deficiency described below, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management determined that the existing controls were out-of-date and primarily structured to support reporting under the International Financial Reporting Standards (“IFRS”), which the Company utilized until December 31, 2013, rather than the US Generally Accepted Accounting Procedures (“US GAAP”) required for SEC reporting. As a result, we have hired an accounting firm to review and update our controls to meet the requirements of the SEC rules and regulations. This project commenced in the second quarter and the resulting controls are scheduled to be adopted and fully implemented by the end of the current fiscal year.

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

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin.  This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”).  Prior to filing the complaint the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company seeks to most effectively handle Mr. Martin’s claims without prejudicing any of its rights.

Other than the aforementioned, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2014, the Company approved the issuance of 60,000 shares of its restricted common stock to a third party for services rendered.

Other than the aforementioned, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2014.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: November 13, 2014	By:	/s/ Raymond Akers Jr. Phd
		Name:	Raymond Akers Jr. Phd
		Title:	Executive Chairman
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

