Form 10-K
period 2014-12-31
Akers Biosciences Inc
filed 2015-03-23
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AKERS BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

New Jersey		22-2983783
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

201 Grove Road

Thorofare, New Jersey USA 08086

(Address of principal executive offices, including zip code)

(856) 848-8698

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on a closing price of $4.26 was $20,852,006. As of March 23, 2015, the registrant had 5,144,837 shares of its common stock, no par value per share, outstanding.

Documents Incorporated By Reference: None.

AKERS BIOSCIENCES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

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

PART I

Item 1. Business.

Overview

Akers Biosciences, Inc. (“Akers,” “we” or the “Company”) develops, manufactures, and supplies rapid, point-of-care screening and testing products designed to bring health-related information directly to the patient or clinician in a time- and cost-efficient manner. Akers believes it has advanced the science of diagnostics through the development of several proprietary platform technologies that provide product development flexibility.

All of Akers’ rapid, single-use tests are performed in vitro (outside the body) and are designed to enhance patient well-being and reduce total outcome costs of healthcare. The Company’s current product offerings and pipeline products focus on delivering diagnostic assistance in a wide variety of healthcare fields/specialties, including cardiology/emergency medicine, metabolism/nutrition, diabetes, respiratory diseases and infectious diseases detection, as well as for on and off-the-job alcohol safety initiatives.

Akers believes that low-cost, unit-use testing not only saves time and money, but allows for more frequent, near-patient testing which may save lives. We believe that Akers’ FDA-cleared rapid diagnostic tests that help facilitate targeted diagnoses and real-time treatment. We also believe that Akers’ rapid diagnostic tests surpass most other current diagnostic products with their flexibility, speed, ease-of-use, readability, low cost and accuracy. In minutes, detection of disease states and medical conditions can be performed on single-patient specimens, without sacrificing accuracy.

We believe the use of rapid tests, which can be performed at the point-of-care when and where the patient is being consulted, can result in immediate diagnostic decisions and subsequent treatment regimens and is an important development in the practice of medicine. Point-of-care testing addresses today’s challenges in the healthcare industry, such as:

●	cost pressures/efficiency of healthcare delivery;

●	need for easy to use, accurate at-home tests for individuals to monitor their personal health and wellness;

●	need for affordable mass screening tests for key infectious diseases, cardiac conditions, and metabolic markers; and

●	public health needs in developing countries lacking basic health infrastructure.

Market Overview

Worldwide, healthcare professionals use laboratory tests to support their clinical diagnosis and treatment decisions. According to a MarketsandMarkets report, In-Vitro Diagnostic (IVD) Market (Applications, End-users & Types) Trends & Global Forecasts (Major & Emerging Markets — G7, Japan & BRIC) (2011 – 2016), published in January 2012 (the “IVD Market Report”), the use of such tests continues to grow as a result of increased patient awareness, patient self-testing, and the aging baby boomer population across the globe. Other major drivers for the growth of the in vitro diagnostic (“IVD”) industry is a rise in the number of diseases like respiratory and hospital-acquired infections and a rise in the chronic diseases such as diabetes, hypertension, cardiovascular diseases, and cancer. Both an increasing understanding of the molecular processes underlying many disease states and the opportunity for clinicians to quickly incorporate that targeted information into treatment decisions (e.g. companion testing). According to an article published on in vitro diagnostics by Medical Device and Diagnostic Industry (“MDDI”) online in March 2013, in the past, the in vitro diagnostics industry has focused on developing tests that require significant time, skill, and often costly, specialized equipment. Patient specimens often had to be collected remotely and processed in a central laboratory with test results sent to a physician at a later date. This general protocol is not particularly well-adapted to the practice of medicine in a cost-effective, timely manner. The pressures on public health budgets and falling profits among third party payors such as insurers, necessitates an alternative approach to disease management. Moreover, the implementation of “Obamacare” in the United States mandates that tens of millions of additional people receive cost-effective healthcare. This reality has changed the American healthcare landscape as evidenced by the steady growth of the retail health clinic and urgent care center markets.

According to the IVD Market Report, outside of the United States, socialized medicine and/or a general atmosphere of cost-containment and healthcare efficiency drive the need for diagnostic testing solutions that are fast, affordable, accurate, simple-to-perform and help enable early diagnosis and treatment of medical conditions or provide an assessment of a person’s health status.

Akers designed its products based on single-use assay platforms with straightforward test procedures that can be completed in minutes. In the healthcare setting, the Company’s clinical laboratory products can be utilized near or at the point-of-care and do not require the use of expensive equipment or a highly trained or specialized staff. As a result, an individual’s current health status can immediately be incorporated into diagnostic and treatment decisions, improving the overall efficiency of the healthcare experience in the eyes of the patient, and ultimately the payor. In addition, in the developing world, the portability and ease-of-use of such point-of-care tests can serve to drastically improve the level of disease screening and subsequent patient care. We believe the benefits of our technology platforms are therefore well-suited to the diagnostic demands of third world countries that seek to deliver modern medical diagnosis in the midst of primitive infrastructures. In addition, some of our products have received FDA clearance for over-the-counter use and others that do not fall within the oversight of regulatory authorities have the added benefit of being self-tests that deliver personal health information on-demand. Akers believes that the products that emerge from its technology platforms address the needs of the evolving healthcare delivery system that is moving patient care closer to or in the home.

In a June 6, 2013 article, “Global In Vitro Diagnostics Markets Outpace Pharma Industry Growth” by Frost & Sullivan estimated the global IVD market was $45 billion, with forecasted revenue expected to reach $64 billion in 2017. While the U.S. and Western Europe are the largest IVD markets, the Asian-Pacific region and Eastern Europe are projected to be the fastest growing by Frost & Sullivan. The Company’s main presence is in the United States, but recently executed distribution and licensing agreements have initiated Akers’ strategic move to the China and European Union marketplaces.

Strategy

Akers’ strategy is to target carefully chosen, high margin market segments within the diagnostics industry where existing tests do not effectively fulfill clinical requirements, or an emerging, unfulfilled need has been identified. The Company seeks to develop tests for applications based on their ability to compliment a particular treatment, lifestyle or testing regimen that requires a time and cost-efficient diagnostic alternative or solution. Akers utilizes its existing platform technologies to internally develop its new products as the Company’s proprietary methods.

Akers has established and will continue to pursue distribution relationships with high volume, medical and health & wellness product marketers to maximize its revenue potential, and to be a worldwide competitor in specialized markets within the diagnostics industry.

Akers has developed and continues to develop key strategic relationships with established companies with well-trained technical sales forces and strong distribution networks in the following key market segments:

●	Clinical Laboratories;

●	Physicians’ Office and Urgent Care Clinics;

●	Retail;

●	Nutraceutical Suppliers; and

●	Military/Government.

The Company plans to target other attractive markets such as aid organizations with purchasing power for rapid infectious disease tests and other biotechnology companies or pharmaceutical manufacturers that may require companion tests to promote patient compliance with a medication regimen or facilitate initial screenings to qualify patients for a particular therapy.

Technology Overview

Akers’ proprietary platform technologies merge scientific innovation with user-friendly formats to deliver cost-effective and time-efficient testing and sample preparation solutions where and when they are needed.

Testing Platform Technologies

MPC Biosensor Technology

MicroParticle Catalyzed Biosensor (“MPC Biosensor”) Technology permits the rapid identification of medical conditions through biomarkers in exhaled breath. These products contain microparticles that change color when a subject has a positive test result. The microparticles are coated with recently discovered agents that both decrease the time to result and provide a more defined color change when appropriate. MPC Biosensor-based products are packaged in small, disposable tubes through which test subjects can easily blow for several seconds. In the United States, the MPC Biosensor Technology is protected by three United States patents (8,871,521; 7,285,246; 7,837,936), covering all MPC Biosensor products such as CHUBE, VIVO and the “Breath PulmoHealth “Check” suite of products. Breath Ketone “Check” has one US and one international patent granted. In addition, ABI also holds three US, three Australian and three European Community Design patents for Color Comparison Card technology that users can utilize to interpret detector results.

Particle ImmunoFiltration Assay (PIFA®) Technology

PIFA® technology is an accurate, rapid, immunoassay (a procedure for detecting or measuring specific proteins or other substances through their properties as antigens or antibodies) method based on the selective filtration of dyed microparticles coated with antigen or antibody. The microparticles are combined with a test sample (whole blood, serum, urine or saliva) within a self-contained device. If a patient tests positive for the antibody or antigen, a binding event will occur and the dyed microparticles will be trapped by a filter within the device. As a result, the test window will be void of any color. Conversely, if the patient tests negative, the dyed microparticles will flow freely into the test window. Akers’ PIFA® Technology is currently protected by United States patent (5,827,749) covering all PIFA tests such as Heparin, Malaria and Chlamydia. Specific to the PIFA Heparin tests, the Company has one international Patent (JP 4,931,821) granted in force, and three patent applications pending (one US and two international).

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

Rapid Enzymatic Assay

Rapid Enzymatic Assay (“REA”) technology enables the rapid detection of metabolites in blood and urine in assay formats that are easy-to-use and deliver quantitative or semi-quantitative results. Products that employ REA technology are primarily intended for pharmaceutical, nutritional and over-the-counter (“OTC”) markets. Akers has two United States patents (8,808,639; 8,003,061; 8,425,859) for this technology covering our Tri-Cholesterol “Check” test, along with one US patent application pending.

minDNA TM Technology

minDNA TM technology facilitates the analysis of DNA, in one minute, by a hand-held photometric reader. A mixture consisting of a patient’s whole blood specimen and a disposable reagent is exposed to the minDNAnalyzer, a digital hand-held reflectance photometer. These assays can be utilized at the point of care setting by non-clinical laboratory personnel using finger stick blood samples, or in the laboratory using EDTA whole blood specimens obtained through venous blood draws. This technology can be applied to the development of rapid white blood cell count and absolute neutrophil count assays that can monitor side effects of certain psychiatric and oncology drugs.

Sample Preparation Technology

Rapid Blood Cell Separation Technology

Akers’ Rapid Blood Cell Separation (“Separator”) Technology, marketed under the brand name seraSTAT®, further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically. Conventional methods of blood cell separation are labor-intensive and time-consuming, typically involving blood collection and laboratory personnel, as well as electrically-powered centrifuges and other specialized equipment. The disposable Separator device requires only a small-volume blood sample obtained from a time and cost-efficient finger stick procedure or through a venous blood draw. Akers has obtained the appropriate US FDA regulatory clearances for seraSTAT® as a stand-alone device and the technology is currently integrated into PIFA PLUSS PF4 devices, and will be utilized in the infectious disease products currently under development. The seraSTAT® Rapid Blood Cell Separation Technology is currently protected by two United States patents (7,896,167; 8,097,171) and one international patent (JP 4,885,134), with two additional international patent applications pending.

Product Portfolio

Akers is positioned as a provider of rapid diagnostic solutions that encompass the totality of the point-of-care testing process, from sample preparation to immediate test result. In addition, we believe we are a pioneer in disposable breath condensate technology, a testing format that has significant potential given the variety of wellness- and disease-predicting biomarkers present in an exhaled breath sample.

At present, Akers’ commercialized and emerging product portfolio incorporate four of the Company’s six proprietary platform testing technologies: PIFA®, MPC Biosensor, REA and Rapid Blood Cell Separation Technology. Directly below, is a discussion of the products within our current and emerging portfolio that will be segmented by platform.

Akers designed its products based on single-use assay platforms with straightforward test procedures that can be completed in minutes. In the U.S. some of the Company’s clinical laboratory products and those with medical intended uses generally require “prescription use” Federal Drug Administration (“FDA”) 510(k) clearance prior to product marketing given that they will be ordered or used by medical practitioners in the course of his or her professional practice. Despite this categorization, Akers professional use products are still designed for ease of use, can be utilized near or at the point-of-care, and do not require the use of expensive equipment or a highly trained or specialized staff. As a result, an individual’s current health status can rapidly be incorporated into diagnostic and treatment decisions, improving the overall efficiency of the healthcare experience in the eyes of the patient, and ultimately the payor. In addition, in the developing world, the portability and ease-of-use of such point-of-care tests can serve to drastically improve the level of disease screening and subsequent patient care. We believe the benefits of our technology platforms are therefore well-suited to the diagnostic demands of countries in the developing world that seek to deliver modern medical diagnosis in the midst of primitive infrastructures. In addition, some of our products have received FDA 510(k) clearance for over-the-counter (“OTC”) use. Other self-tests deliver personal health information of a non-medical nature, on-demand, and are not FDA regulated; these products are still manufactured in compliance with a quality management system (“QMS-Compliant”). Akers believes that all its technology platforms and products address the needs of the evolving healthcare delivery system that is moving patient care closer to or in the home.

The following table sets forth our marketed and current pipeline products, identifies the appropriate “prescription use” or “OTC” designation and whether the required clearance has been obtained or is still needed prior to product marketing.

Our marketed and emerging products include:

Product	Platform	Market/Pipeline	Not FDA- regulated; QMS- Compliant Only	FDA Clearance Required Prescription Use/OTC	FDA Clearance Status Obtained/Needed	Description
BreathScan®/CHUBE TM	MPC	Marketed		OTC	Obtained	Disposable breath alcohol detector

BreathScan® PRO	MPC	Marketed		OTC	Obtained	Quantitative breath alcohol detection system

Breath Ketone “Check”®	MPC	Pipeline		Prescription Use	Needed	Disposable breath ketone device for diabetic monitoring and management of senile dementia and Alzheimers disease patients

METRON ®	MPC	Marketed	X			Disposable breath ketone device to monitor weight loss

Breath PulmoHealth “Check”®	MPC	Pipeline		Prescription Use	Needed	A suite of breath tests for biomarkers indicating asthma, chronic obstructive pulmonary disease (COPD), and lung cancer

VIVO	MPC	Marketed	X			Non-invasive, quantitative measurement of biological markers for oxidative stress that relates to cellular damage

Product	Platform	Market/Pipeline	Not FDA- regulated; QMS- Compliant Only	FDA Clearance Required Prescription Use/OTC	FDA Clearance Status Obtained/Needed	Description
PIFA® Heparin/PF4 & PIFA PLUSS® PF4	PIFA	Marketed		Prescription Use	Obtained	Rapid tests for Heparin/PF4 antibodies to detect an allergy to the widely used blood thinner, Heparin

PIFA PLUSS® Chlamydia	PIFA	Pipeline		Prescription Use	Needed	Rapid tests for a the most prevalent sexually transmitted disease

seraSTAT®	seraStat	Marketed		Prescription Use	Obtained	Rapid Blood Cell Separator, marketed under the brand name seraSTAT®, further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically.

Tri-Cholesterol “Check”®	REA	Marketed		OTC	Obtained	Rapid test for Total and high density lipoprotein cholesterol and estimates low density lipo protein

PIFA PLUSS TroponinI	PIFA	Pipeline		Prescription Use	Needed	Rapid test for the diagnosis of a myocardial infarction

MPC Biosensor Technology

The Company’s MPC Biosensor breath condensate testing platform forms the basis of a number of Akers marketed and pipeline products.

Breath Alcohol Franchise

BreathScan® originated the disposable breath alcohol detector category and was the first single-use breathalyzer to obtain the FDA 510(k) clearance in 2006 for Over-the-Counter use required to facilitate sales to US consumers; CE certification is not required to market the product in the EU given that BreathScan® results are not used to diagnose any medical conditions. However, Chubeworkx and its indirect subsidiary (en)10 Global Limited (“en10”), in partnership with the Company, received certification under the French Standard, NF X 20-702 which defines the specifications that chemical breath alcohol detectors must meet in order to be sold to consumers in France. In addition, the Company’s breath alcohol detector technology was granted an Australian Standard certification trademark, which cleared the commercial pathway for product sales in Australia, New Zealand, and South Africa that view certification as a requirement for market entrance through its distribution relations with Chubeworkx and en10. Chubeworkx sales and marketing initiatives also currently extend into the UK. On June 13, 2013, the Company announced that it was extending the Chubeworkx License and Supply Agreement to allow the marketing and distribution of the “BE CHUBE” program and its related product in North America.

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

Other Emerging MPC Platform Products

The Company’s MPC Biosensor technology is being applied to the development of products that serve the nutraceutical and weight loss marketplaces. As a category, these disposable screening tests are exempt from FDA 510(k) premarket clearances. Biomarkers related to various metabolic processes can be measured in breath condensate. As a result, Akers has used its proprietary, easy-to-use platform to design disposable breath tubes that measure ketone (acid) production associated with fat-burning (METRON®) and oxidative stress levels that relate to cellular damage and the development of many preventable diseases (VIVOTM). The Company believes that personalized health and wellness - and eventually personalized medicine – will become an increasingly significant market. The Company is positioning its tests for weight loss and oxidative stress for this market by designing a more consumer-focused reagent device, and linking this device to an application for smartphones and tablets that can not only produce a result, but also track progress over time. Initial marketing activities have commenced for these products and the Company is preparing for commercialization. The Company is currently assessing distribution opportunities with companies specializing in weight loss and/or mass distribution through health-related multilevel marketing organizations. Since devices with claims related to weight loss or nutrition are exempt from FDA oversight, a clinical program to support 510(k) submission is not required for either of these products. Given the non-medical intended use, the Company does not believe products will be required to hold a CE-mark prior to marketing in the EU.

Akers is continuing its clinical development of the Breath Ketone “Check” disposable breath tube for the diagnosis of ketoacidosis in diabetics. Breath Ketone “Check” is being designed to provide real-time information that allows diabetics to determine if they have a more severe level of ketone (acid) build up in their body that can cause a life-threatening medical emergency called ketoacidosis. The estimated 28.5 million Type I (insulin-dependent) diabetics worldwide are at particular risk for ketoacidosis and require routine monitoring of their ketone levels. To date, the medical industry relies on blood and urine-based ketone testing methods, which are invasive and/or inconvenient. Since breath and blood ketone levels are closely correlated, the Breath Ketone “Check” is designed to offer healthcare professionals and their patients a convenient, accurate method, which can be completed anytime, anywhere, to quickly determine if an individual’s ketone level is approaching a dangerous threshold requiring medical attention. Since this product requires FDA 510(k) clearance, the Company continues to develop its technical file and complete required clinical studies to complete the regulatory submission.

The Company is also devoting resources to the research and development of Breath PulmoHealth “Check” suite of assays. These disposable detectors are being designed to signal the detection of various biomarkers related to pulmonary health, namely asthma, chronic obstructive pulmonary disease (“COPD”) and lung cancer, through convenient, rapid analysis of an individual’s breath sample. Akers has chosen to target this trio of conditions due to their significant impact on global health:

●	over 300 million people worldwide are living with asthma and up to 18% of a country’s population are undiagnosed asthmatics;

●	210 million individuals are being treated for COPD but each of the 1 billion smokers worldwide are at risk for the disease; and

●	more than 1.6 million people worldwide receive the diagnosis of lung cancer annually with many more victims expected as 80% of all lung cancers can be attributed to smoking.

Akers believes these statistics suggest that pulmonary conditions are under-diagnosed and under-treated and will continue to pose a chronic strain on worldwide public health. Currently, diagnostic methods used for the detection of lung-related diseases and illnesses are often costly as specialized medical personnel must facilitate analysis and testing, and radiologic exams or invasive surgical procedures may be required. While Akers does not presume Breath PulmoHealth “Check” products to be replacements for such tests in all markets, it does however have ambitions for the devices to become effective, highly cost-efficient, primary screening tools. Their ease-of-use, portability and non-invasive nature provide healthcare professionals and public health officials with a testing platform that can be deployed in high volume, and even in regions of the developing world. At present, the Company’s primary development efforts are focused on configuring the clinical dossier for the asthma product.

The Breath Ketone “Check” and the Breath PulmoHealth “Check” suite of products will require the development of individual clinical trial programs to facilitate eventual FDA 510(k) submissions. The Company has self-certified Breath Ketone “Check” as being in compliance with CE requirements in the EU, and intends to pursue the same designation for each product in the Breath PulmoHealth “Check” trio once the appropriate technical file is assembled.

MPC Biosensor technology is currently protected by three United States patents (8,871,521; 7,285,246; 7,837,936).

PIFA® Technology

The core products marketed under the PIFA® platform are the PIFA® Heparin/PF4 Rapid Assay, PIFA PLUSS® PF4, and a variety of rapid Infectious Disease screening tests which target markets in the developing world.

PIFA® Heparin/PF4 Rapid Assay and PIFA PLUSS® PF4 remain the only FDA-cleared rapid manual assays that quickly determines if a patient, being treated with the blood thinner Heparin, may be developing a drug allergy. This clinical syndrome, referred to as Heparin-Induced Thrombocytopenia (“HIT”), reverses the Heparin’s intended therapeutic effect and transforms it into a clotting agent. According to “Current Concepts Review: Heparin-Induced Thrombocytopenia”, published by Foot and Ankle International in 2008 (the “HIT Report”), patients with HIT are at risk of developing limb- and life-threatening complications, so the timely test result provided by Akers’ Heparin/PF4 devices is paramount to effective clinical decision making. In the US alone, approximately 12 million patients are exposed to Heparin annually and 1% to 5% of those patients receive a HIT diagnosis. The largest at-risk populations are patients undergoing major cardiac or orthopedic surgical procedures. It is estimated that up to 50% of cardiac surgery patients develop HIT-antibodies. Given the size of the aging baby boomer market segment and the prevalence of cardiac disease, surgeries within this category is expected to increase, as would the potential demand for the Company’s convenient, rapid tests.

The PIFA® Heparin/PF4 Rapid Assay improves the standard of care in HIT-testing with its result delivered in less than five minutes after the patient sample has been prepared. Traditional methods required the use of expensive equipment, specialized laboratory personnel and approximately four hours of technician time to complete the 20+ assay test procedure in-house, Clinicians were subjected to a 24-to-72 hour turnaround time if the HIT-antibody determination was outsourced to a reference laboratory. Especially in the latter scenario, the patient information obtained is retrospective in nature as the HIT-antibody result cannot be factored into time-sensitive diagnostic and treatment decisions. The Company has recently introduced PIFA PLUSS PF4 to U.S. hospitals to further improve the rate at which healthcare professionals can obtain a HIT-antibody result.

This PIFA® line extension merges the ease-of-use of the PIFA testing platform with Akers’ recently patented Rapid Blood Cell Separation Technology, marketed under the brand name seraSTAT®. The marriage of these two technologies condenses the sample preparation and analysis procedures as the precise micro-volume of a seraSTAT® -prepared patient specimen is delivered directly into the PIFA® cassette for immediate testing. This eliminates an additional one-hour of sample processing time and the need for healthcare personnel to have access to a centrifuge to separate the liquid fraction of blood from the cellular fraction. As a result, HIT-testing can be initiated and completed at or near the point-of-care, especially in emergency and critical care departments where time-efficient diagnostic results can drastically improve patient outcomes.

Since the appropriate regulatory clearances have been obtained in the United States for these products, the Company does not anticipate needing to fund additional clinical trials to facilitate product marketing domestically. In addition, the current technical file that has been assembled for seraSTAT® and PIFA PLUSS PF4® will also be used to support Akers’ CE-marking self-certification process to initiate product sales in the EU; the PIFA Heparin/PF4 Rapid Assay is already CE-marked. The Company’s strategy in foreign jurisdictions that may require additional clinical trials to support regulatory clearance, as is the case in China, is to partner with a distributor that will fund the required clinical program in exchange for some degree of marketing exclusivity.

Other PIFA® Platform Assays in development

According to the Center for Disease Control and Prevention, “Emerging Infectious Diseases: a 10-Year Perspective from the National Institute of Allergy and Infectious Diseases, volume 11, Number 4 — April 2005”, infectious diseases account for more than 15 million deaths annually. That equates to one in every two deaths in developing countries. Given that greater than 80% of the world’s population lives in the 100-plus developing countries, the need for infectious disease screening tests and effective treatment options has global implications. The expansive geographies combined with underdeveloped, underfunded healthcare infrastructures make rapid, single-use, portable devices that do not require special instrumentation, key to any infectious disease-containment solution.

Akers’ PIFA® technology provides a testing format that meets the aforementioned criteria. The Company can quickly apply the PIFA PLUSS® methodology to its infectious disease testing products to further consolidate the test result turn-around time and eliminate the need for any specialized sample preparation personnel or equipment which are usually not at the disposal of healthcare professionals in remote locations. To date, the Company’s custom reagent work has focused on a variety of infectious diseases, markers of cardiovascular disease, and blood typing tests including the following:

●	Chlamydia

●	Malaria

●	Dengue Fever

●	Troponin I

●	ABOD Battlefield Blood Transfusion Card

REA Technology

Akers’ Tri-Cholesterol “Check” test is initiated with an easy-to-obtain finger stick blood sample, and provides users with an estimate of both their Total and high density lipoprotein (“HDL”) cholesterol levels, and by a simple calculation, approximates their low density lipoprotein (“LDL”) level. We believe that there is global demand for this category of disposable tests given healthcare trends that identify cardiovascular disease, and related risk factors like high cholesterol, diabetes and high blood pressure. These complications are particularly on the rise in developing nations that have gained access to the dietary habits of the west. In fact, studies reported by Middle East Health Magazine recently conducted in various medical centers throughout Saudi Arabia and the United Arab Emirates (“UAE”) categorized the cardiovascular health risk as being on the edge of a potentially serious epidemic. In addition, the research revealed that half the subjects were undiagnosed prior to participating in the study that may be indicative of insufficient healthcare resources. This regional case study has global application as cardiovascular disease is the leading cause of death worldwide and access to healthcare remains a challenge to much of the aggregate population. This drives home the need for rapid, straightforward screening tests that are easily accessible to individuals for routine monitoring.

Tri-Cholesterol “Check” has the appropriate U.S. FDA market clearances and is also CE-marked for sale in the European Union for professional use. At present, the Company’s Tri-Cholesterol “Check” business strategy is to focus on distribution activities in countries within the developing world. Once Akers completes an assessment of opportunities within the region, it intends to determine if additional clinical data outside of the robust technical file assembled to support FDA-clearance and CE-certification will be required for product marketing.

The REA Technology is currently protected by three United States patents (8,808,639; 8,003,061; 8,425,859).

Sample Preparation Technology

Rapid Blood Cell Separation Technology

In addition to the Company’s testing platforms, Akers’ recently patented Rapid Blood Cell Separation (“Separator”) Technology, marketed under the brand name seraSTAT®, further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically. Conventional methods of blood cell separation are labor-intensive and time-consuming, typically involving blood collection and laboratory personnel, as well as electrically-powered centrifuges and other specialized equipment. The Separator device requires only a small-volume blood sample obtained from a time- and cost-efficient finger stick procedure.

The required micro-volume specimen of serum or plasma is immediately extracted and introduced into a rapid assay device for real-time analysis. The savings afforded by the Separator device can be measured in time and cost given its quick turn-around-time and straightforward, easy-to-master procedure.

Since the appropriate regulatory clearances have been obtained in the United States for seraSTAT® as a stand-alone device, the Company does not anticipate needing to fund additional clinical trials to expand product marketing domestically. Currently, seraSTAT® is integrated into PIFA PLUSS PF4 devices, and will be utilized in the infectious disease products currently under development. Akers may consider partnerships with other medical device companies, functioning as an Original Equipment Manufacturer (“OEM”), as the benefits of the seraSTAT® Rapid Blood Cell Separation Technology can be integrated into other assay platforms. Also, the current technical file that has been assembled for seraSTAT® will be used to support Akers’ CE-marking self-certification process to initiate product sales in the EU. The Company’s strategy in foreign jurisdictions that may require additional clinical trials to support regulatory clearance is to partner with a distributor that will fund the required clinical program in exchange for some degree of marketing exclusivity.

The seraSTAT® Rapid Blood Cell Separation Technologies currently protected by two United States patents (7,896,167; 8,097,171) and one international patent (JP 4,885,134).

Competition

Competitors of Akers include other companies developing and marketing rapid, point-of-care diagnostic devices and companies with dedicated laboratory instruments and/or automated test systems. We face intense competition from companies with dominant market positions within the in vitro diagnostic testing market such as Abbott, ACON Laboratories, Inc., Alere, Diagnostica Stago, SA., Immucor, Inc., OraSure Technologies, Inc., and Quidel Corporation.

The Company believes the primary criteria for determining competitiveness within the rapid point-of-care sector are cost, ease-of-use, speed, readability, accuracy and flexibility. The time required by Akers to develop a working prototype test ready for clinical trials typically ranges from eight to twelve weeks from inception. We believe that competitors’ laboratory tests normally require at least a year to develop to a similar point.

However, our competitors have significantly greater financial, technical, marketing and other resources than we have and may be better able to:

●	respond to new technologies or technical standards;

●	devote resources to the development, production, promotion, support and sale of products;

●	acquire other companies to gain new technologies or products that may displace our product lines;

●	react to changing customer requirements and expectations;

●	manufacture, market and sell products; and

●	deliver a broad range of competitive products at lower prices.

Our principal competitors are able to leverage their broader product portfolios and dominant market positions in some segments by, for example, bundling their products into specially priced packages that create strong financial incentives for their customers to purchase their products. These practices may negate savings customers would gain from buying select products from Akers and may deter such customers from buying Akers’ products. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings.

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

Our Current Target Markets

Regarding the Company’s test for the heparin drug allergy, the testing market largely resides within the clinical hospital laboratories of medical facilities. In the U.S., the Company accesses decision makers within these institutions through profiling by its highly trained technical sales team and collaborative prospecting with distributor sales representatives. Internationally, Akers provides comprehensive training to its distributor partners to enable them to implement the same selling and technical training strategies.

The markets for alcohol breathalyzers are reached through a network of large and small distributors. These markets include industrial safety, education, law enforcement, social responsibility and retail.

The health and wellness markets include nutraceutical companies, fitness centers and diet and weight loss centers.

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

On February 4, 2015, the Company’s quality management system was certified as compliant with the International Standards Organization’s (“ISO”) 13485:2003 requirements for the design, manufacture and distribution of medical devices including in vitro diagnostic products.

Distribution

We distribute our products through direct and indirect channels of distribution. We have well-developed indirect distribution channels in the U.S. with, among others, Cardinal Health 200, Inc. (“Cardinal Health”) Fisher Healthcare, a Division of Fisher Scientific Company L.L.C. (“Fisher Healthcare”), 36 Strategies General Trading LLC (“36S”), Medline Industries, Inc. (“Medline”), and Typenex Medical L.L.C. (“Typenex”) for the Company’s PIFA Heparin/PF4 assays. The relationships with Cardinal Health and Fisher Healthcare provide us with access to the majority of U.S. hospitals.

With respect to the Company’s breath alcohol franchise, historically Akers focused its commercial attention within the on-the-job safety/human resources sector. Access was and currently is largely achieved through designated BreathScan® distributors and limited arrangements in which the Company serves in an OEM capacity. On June 19, 2012, Akers entered into License and Supply Agreement (the “License and Supply Agreement”) with Sono International Limited (“SIL”), BreathScan International (Guersney) Limited and BreathScan International Limited pursuant to which the Company granted SIL an exclusive license to market and distribute private-labeled versions of Akers’ disposable breath alcohol detectors, to be supplied by the Company, outside the United States of America, Canada and Mexico. On June 12, 2013, the Company entered into an amended License and Supply Agreement (the “Amended License and Supply Agreement”) with Chubeworkx Guernsey Limited (as successor to SIL), (EN)10 (Guernsey) Limited (formerly BreathScan International (Guernsey) Limited) and (EN)10 Limited (formerly BreathScan International Limited). We believe that the Amended License and Supply Agreement represents a significant shift in Akers breath alcohol product strategy. Chubeworkx extensive “BE CHUBE” promotional program, which recently launched in the EU, is helping to emphasize the importance of proactive testing with their private-labeled CHUBE breath alcohol detectors. Chubeworkx, through en10, also has active sales and marketing initiatives in the UK, South Africa and Australia. The Amended License and Supply Agreement expanded the marketing and distribution of the “BE CHUBE” program worldwide using the Akers breathalyzer. Chubeworkx’s partnerships within Asia and Africa may also serve to expand the demand for the Company’s PIFA PLUSS® Infectious Disease assays. With the expected expansion into the international market with a focus on the developing world, it is anticipated that selling opportunities for infectious disease rapid assays will increase.

Our dedicated technical sales force works in tandem with distributor sales representatives to uncover opportunities in the clinical laboratory marketplace. The Company facilitates direct sales for hospitals that prefer to purchase direct from the manufacturer.

Since 2012, the Company has also had a distribution relationship with Novotek Therapeutics Inc. (“Novotek”), a Beijing-based pharmaceutical and in vitro diagnostic business development corporation. The multi-year distribution agreement assigns exclusive sales and marketing rights to Novotek to make Akers Particle ImmunoFiltration Assay (“PIFA”) products available in Mainland China once market clearance is obtained (anticipated 2015).

In select European countries and Australia we have distribution relationships with specialized sales and marketing organizations for some of our products. We do not have a strong presence in many emerging markets, but are seeking to enter into agreements to enable us to enter other international markets in the current fiscal year.

During the year ended December 31, 2014 sales to Cardinal Health, Fisher Healthcare, 36S, Novotek and Chubeworkx accounted for a significant part of the Company’s product revenue. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

Joint Venture

On October 24, 2014, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) by and among the Company, Hainan Savy Investment Management Ltd. (“Hainan”) and Mr. Thomas Knox, the Company’s Non-Executive Co-Chairman to research, develop, produce and sell certain Akers’ rapid diagnostic screening and testing products in China (the “Joint Venture”). The Joint Venture is located in Haikou, the capital city of Hainan, China, and is incorporated as Hainan Savy Akers Biosciences, Ltd (“HSAB”). The Company expects to begin generating revenue from the Joint Venture in the 2015 fiscal year.

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

The Akers’ logo is a registered trademark in the U.S. Other registered trademarks/service marks include: BreathScan®, PIFA®, PIFA PLUSS®, seraSTAT®, HealthTest®, and Be a Hero, Get Their Keys®, and METRON®.

The following table summarizes the US and international utility patents that currently protect Akers intellectual property; the core and emerging products to which they relate are also noted:

Description	Jurisdiction	Utility Patent No.	Type of Protection	Expiration Date	Product(s) To Which They Relate

breath Ketone detector	US	8,871,521	Manufacture	3/8/2031	Breath Ketone “Check” ®

blood separator and method of separating fluid fraction from whole blood	US	7,896,167	Manufacture	9/7/2026	seraSTAT®; PIFA PLUSS® PF4; PIFA PLUSS® Infectious Diseases Rapid Assays

blood separator and method of separating fluid fraction from whole blood	US	8,097,171	Manufacture	8/5/2025	seraSTAT®; rapid blood cell separator also integrated into PIFA PLUSS® PF4 and PIFA PLUSS® Infectious Diseases Rapid Assays

blood separator and method of separating fluid fraction from whole blood	Japan	4,885,134	Manufacture	8/5/2025	seraSTAT®; rapid blood cell separator also integrated into PIFA PLUSS® PF4 and PIFA PLUSS® Infectious Diseases Rapid Assays

hand-held fluid analyzer	US	7,285,246	Manufacture	11/19/2025	Breath Ketone “Check”®; Breath PulmoHealth “Check”® suite of products; BreathScan®; BreathScan® PRO; CHUBETM; METRON®; VIVOTM

hand-held fluid analyzer	US	7,837,936	Manufacture	9/12/2024	Breath Ketone “Check”®; Breath PulmoHealth “Check”® suite of products; BreathScan®; BreathScan® PRO; CHUBETM; METRON®; VIVOTM

ligand assay method	US	5,827,749	Manufacture	10/11/2016	PIFA® Heparin/PF4 Rapid Assay; PIFA PLUSS® PF4; PIFA PLUSS® Infectious Diseases Rapid Assays

methods and kits for detecting heparin/platelet factor 4 antibodies	Japan	4,931,821	Manufacture	10/4/2025	PIFA® Heparin/PF4 Rapid Assay; PIFA PLUSS® PF4

test strip card	US	8,003,061	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

test strip card	US	8,425,859	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

test strip card	US	8,808,639	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

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

Akers’ Tri-Cholesterol “Check”, PIFA Heparin/PF4 Rapid Assay, BreathScan PRO alcohol detection system, and the Breath Ketone “Check” are CE-marked for sale in the EU for professional use. The CE-mark must be affixed to a product that is intended, by the manufacturer, to be used for a medical purpose and will be sold into EU member states as well as Iceland, Norway and Liechtenstein. For Akers’ current and proposed “medical-purpose” products, the CE-marking process is facilitated by self-certification, as a manufacturer must carry out a conformity assessment, perform any appropriate electromagnetic testing, create a technical file with supporting documentation, and sign an EC declaration of conformity. The documentation is verified by the Company’s authorized representative in the EU and must be made available to authorities upon request.

Government Regulations

FDA Approval/Clearance Requirements

Unless an exemption applies, each medical device that we wish to market in the U.S. must receive 510(k) clearance. It has been the Company’s experience thus far, that the FDA’s 510(k) clearance process usually takes from four to twelve months, but can last significantly longer. We cannot be sure that 510(k) clearance will ever be obtained for any product we propose to market. We have obtained the required FDA clearance for all of our current products that require such clearance.

The FDA decides whether a device line must undergo either the 510(k) clearance or Premarket approval (“PMA”). PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The PMA approval process is based on statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a premarket notification (“PMN”) requesting 510(k) clearance, unless an exemption applies. The PMN must demonstrate that the proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed predicate device, which is a pre-existing medical device to which equivalence can be drawn, that is either in Class I, Class II, or is a Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application.

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

Health Care Fraud and Abuse

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Health Care Programs’ Anti-Kickback Law (42 U.S.C. §1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program (including Medicare and Medicaid). Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, the Office of Inspector General within the Department of Health and Human Services, or OIG, has issued regulations, known as the safe harbors, which identify permissible practices. If all of the requirements of an applicable safe harbor are met, an arrangement will not be prosecuted under this law. Safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount arrangements, and certain payment arrangements involving GPOs. The failure of an arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal. However, conduct that does not fully satisfy each requirement of an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG or the Department of Justice. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own kickback laws. Often, these state laws closely follow the language of the federal law. Some state anti-kickback laws apply regardless of whether a federal health care program payment is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, and relationship with health care providers or laboratory professionals by limiting the kinds of arrangements we may have with hospitals and others in a position to purchase or recommend our products.

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

CMS, the federal agency responsible for administering the Medicare program, along with its contractors establishes coverage and reimbursement policies for the Medicare program. In addition, private payors often follow the coverage and reimbursement policies of Medicare. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.

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

Employees

We currently employ 31 full-time equivalent employees, contractors or consultants, which include 9 in research and development, 4 in general and administrative, 7 in sales and marketing and 11 in direct and indirect manufacturing. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.

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

We have recorded a net loss attributable to common stockholders in most reporting periods since our inception. Our net loss for the years ended December 31, 2014 and December 31, 2013 were $3,142,960 and $1,526,773, respectively. Our accumulated deficit at December 31, 2014 was $84,864,086. Losses are expected to continue for the foreseeable future. The Company expects to continue to have development costs as it develops its next generation of products. We may never achieve profitable operations or positive cash flow.

Our operating expenses will increase as we make further expenditures to enhance and expand our operations in order to support additional growth in our business and public company reporting and compliance obligations.

Historically, we limited our investment in infrastructure; however, we expect our infrastructure investments to increase substantially to support our anticipated growth and as a result of our becoming a public reporting company in the United States. We intend to make additional investments in automated manufacturing systems and personnel in order to expand our operations to support anticipated growth in our business. In addition, to be competitive and take advantage of market opportunities, we may need to make changes to our sales model in the future. These changes may result in higher selling, general and administrative expenses as a percentage of our revenue. We also expect to incur ongoing operating costs of being a public reporting company. As a result of these factors, we expect our operating expenses to increase.

Due to our dependence on a limited number of customers and the loss of any such customer would have a material adverse effect on our operating results and prospects.

As of December 31, 2014, we had four principal customers; Cardinal Health 200, Inc. (“Cardinal Health”) has the non-exclusive right to distribute PIFA Heparin/PF4 Rapid Assays within the U.S.; Novotek Therapeutics, Inc. (“Novoteck”) for the exclusive distribution, sales and marketing rights to Akers’ Particle ImmunoFiltration Assay (“PIFA”) products in Mainland China; 36 Strategies General Trading LLC (“36S”), for the exclusive distribution of certain of the Company’s infectious disease products in the United Arab Emirates, Oman, Australia and Singapore; and Chubeworkx Guernsey Limited (“Chubeworkx”) for the worldwide distribution of the “BE CHUBE” breathalyzer products.

For the year ended December 31, 2014, Cardinal Health, Novotek, 36S and Chubeworkx accounted for approximately 84% of the Company’s product revenue. Fisher Healthcare, a non-exclusive distributor of the Company’s PIFA Heparin/PF4 Rapid Assays in the U.S., accounted for an additional 6% of the Company’s product revenue for the year ended December 31, 2014.

Because of our dependence on a limited number of key customers, the loss of a major customer (or loss of a key program with a major customer), or any significant reduction in orders by a major customer or termination of the any of their distribution agreements would materially affect our business, our results of operations and our financial condition. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future, however there can be no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels.

Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

As of December 31, 2014, Cardinal Health, Novotek, 36S and Chubeworkx accounted for 98% of our trade and notes receivables. In the case of insolvency by one of our significant customers, a trade or note receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

The Company’s business would suffer if the Company were unable to acquire adequate sources of supply.

We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select items, such as packaging, from external suppliers. In addition, we purchase some supplies from single sources for reasons of proprietary know-how, quality assurance, sole source availability, or due to regulatory qualification requirements and disruption of these sources could have, at a minimum, a temporary adverse effect on shipments and the financial results of the Company. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. To date, we have not experienced any significant difficulty locating and obtaining the materials necessary to fulfill our production requirements. During the year ended December 31, 2014, one supplier accounted for 17% and during the year ended December 31, 2013, three suppliers accounted for 60% of the Company’s total purchases. Any prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.

We may require additional capital in the future to develop new products and otherwise support our operations. If we do not obtain any such additional financing, if required, our business prospects, financial condition and results of operations will be adversely affected.

We intend to invest significantly in our business; therefore, we expect cash flows from operations to be inadequate to cover our anticipated expenses. We believe we have sufficient capital to satisfy our needs for the next thirty six months. We may need to obtain significant additional financing, both in the short and long-term, to make planned capital expenditures, to cover operating expenses, upgrades to our manufacturing operations, our ongoing product development and to fund to potential acquisitions, if any. We may not be able to secure adequate additional financing when needed on acceptable terms, or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings. If we cannot secure sufficient additional funding we may be forced to forego strategic opportunities and/or delay, scale back or eliminate future product development which would harm our business and our ability to generate positive cash flow in the future.

Because we may not be able to obtain necessary regulatory clearances or approvals for some of our products, we may not generate revenue in the amounts we expect, or in the amounts necessary to continue our business.

All of our proposed and existing products are subject to regulation in the U.S. by the U.S. Food and Drug Administration and/or other domestic and international governmental, public health agencies, regulatory bodies or non-governmental organizations. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. The process of obtaining required approvals or clearances varies according to the nature of and uses for, a specific product. These processes can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities, and other costly, time-consuming procedures. The submission of an application to a regulatory authority does not guarantee that the authority will grant an approval or clearance for product. Each authority may impose its own requirements and can delay or refuse to grant approval or clearance, even though a product has been approved in another country.

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

We are subject to regulations of various government agencies and if we are unable to comply with such regulations it would materially affect our business.

We can manufacture and sell our products only if we comply with certain regulations of government agencies. As a U.S. manufacturer, we must operate our production facility in accordance with the requirements established by the FDA under the Federal Food, Drug, and Cosmetic Act (FD&C Act). As such, we have implemented a quality system that is intended to comply with applicable regulations. Our manufacturing plant is subject to periodic inspections by the FDA, and at last inspection, the facility was found to be in substantial compliance with current good manufacturing practice (cGMP) requirements. Although the Company is dedicated to remaining in compliance with such practices, the cGMP requirements could change and negatively impact our ability to manufacture our products without modifications to our operating procedures or changes to our equipment or human resource allocations which may materially affect our business.

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

Ultimately, none of our current products or products in development, even if they receive approval, may ever gain market acceptance by physicians, hospitals, third-party payors or others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages over alternative treatments;

●	the ability to offer our products for sale at competitive prices;

●	the willingness of the target population to accept and adopt our products;

●	the strength of marketing and distribution support and the timing of market introduction of competitive products; and

●	publicity concerning our products or competing products and treatments.

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

We plan to market some of our products in foreign jurisdictions, initially in China, the European Union (“EU”) and South America, initially targeting Colombia and Brazil. Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Companies are now required to obtain a CE Mark, which shows conformance with the requirements of applicable European Conformity directives, prior to the sale of some medical devices within the European Union. Some of our current products that require CE Markings have them and it is anticipated that additional and future products may require them as well. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

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

Any medical device that is legally marketed in the U. S. may be exported anywhere in the world without prior FDA notification or approval. Medical devices that are not FDA-cleared for marketing legally in the U.S. may be exported under section 801(e)(1) of the FD&C Act, provided that they are intended for export only, they are class I or class II devices, and they are:

●	In accordance with the specifications of the foreign purchaser;

●	Not in conflict with the laws of the country to which they are intended for export;

●	Labeled on the outside of the shipping package that they are intended for export; and

●	Not sold or distributed in the U.S.

We cannot guarantee that certain current and future products will meet all of the aforementioned specifications for export which could adversely impact our ability to market our products outside the U.S.

We may be unable to market our products outside the United States if our products cannot meet regulatory requirements of certain countries.

In the European Union, a product that meets the definition of an In Vitro Diagnostic Medical Device (“IVD”) in accordance with the European Directive (98/79/EC) must receive a regulatory approval known as a CE mark. The letters “CE” are the abbreviation of the French phrase “Conforme Européene,” which means “European conformity.” As such, export of these products to the European Union, and possibly other jurisdictions, without the CE mark is not possible. Although obtaining a CE Mark is often a self-certification process, preparation and submission of the technical file to an Authorized Representative in the EU, and their verification of a company’s compliance with the Directive, can be a lengthy process. Some of the Company’s current and future products may fall within the IVD categorization. As of the date of this filing, the Company has received CE marks for eight of its commercialized products and product components: PIFA Heparin/PF4 Rapid Assay; Heparin/PF4 Serum Panels; Tri-Cholesterol “Check” and BreathScan PRO Detectors, Analyzer Field Kit, Starter Kit and Blow Bags. An earlier version of the Breath Ketone “Check” also bears a CE-Mark.

Further, some foreign countries, such as Canada and India, require that a medical device company’s manufacturing facility be certified for compliance with the ISO 13485, an international standard for quality systems management. The International Organization for Standardization (“ISO”) is the world’s largest developer of standards with 148 member countries. The Company’s quality management system received a certification of compliance with the ISO 13485:2003 requirements on February 4, 2015. The failure by the Company to maintain this certification may limit Akers’ ability to obtain foreign regulatory approval on a timely basis, if at all and to do so may cause Akers to incur additional costs or prevent Akers from marketing its products in foreign countries, which may have a material adverse effect on its business and results of operations.

Our products may not be able to compete with new diagnostic products or existing products developed by well-established competitors, which would negatively affect our business.

According to “In Vitro Diagnostic Tests Come out of the Lab and Into the Home”, an article published by MDDI online in March 2013, the diagnostic industry is focused on the testing of biological specimens in a laboratory or at the point-of-care and is highly competitive and rapidly changing. Several companies produce diagnostic tests that compete directly with our testing product line, including but not limited to, Abbott, ACON Laboratories, Inc., Alere, Diagnostica Stago, SA, Immucor, Inc., OraSure Technologies, Inc., and Quidel Corporation. Many of these competitors have substantially greater financial, technical, marketing and other resources than we do and enjoy other competitive advantages, including, greater name recognition; established relationships with health care professionals, companies and consumers; additional lines of products and the ability to offer rebates or higher discounts and incentives. As new products enter the market, our products may become obsolete or a competitor’s products may be more effective or more effectively marketed and sold than ours. Although we have no specific knowledge of any competitor’s product that will render our products obsolete, if we fail to maintain and enhance our competitive position or fail to introduce new products and product features, our customers may decide to use products developed by our competitors, which could result in a loss of revenue and cash flow.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through clinical trials the safety and effectiveness of our products. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, product development, pilot trial testing, clinical trials and regulated, compliant manufacturing processes. During the year ended December 31, 2014 research and development expense totaled $916,308. The estimated research and development expense for the year ending December 31, 2015 is $1,200,000.

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

Patient enrollment in trials is a function of many factors. These include the design of the protocol; the size of the patient population; the proximity of patients to and availability of clinical sites; the eligibility criteria for the study; the perceived risks and benefits of the product candidate under study; the medical investigators’ efforts to facilitate timely enrollment in clinical trials; the patient referral practices of local physicians; the existence of competitive clinical trials; and whether other investigational, existing or new products are available or approved for the indication. If we experience delays in patient enrollment and/or completion of our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced, which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Further, if we or any third party have difficulty enrolling a sufficient number of patients in a timely or cost-effective manner to conduct clinical trials as planned, or if enrolled patients do not complete the trial as planned, we or a third party may need to delay or terminate ongoing clinical trials, which could negatively affect our business.

The results of our clinical trials may not support either further clinical development or the commercialization of our product candidates.

Even if our clinical trials are completed as planned, their results may not support either the further clinical development or the commercialization of our product candidates. The FDA or government authorities may not agree with our conclusions regarding the results of our clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results from any later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our 510(k)’s and, ultimately, our ability to commercialize our product candidates and generate product revenue. Each medical device marketed in the U.S. must receive a 510(k) clearance from the FDA. A 510(k) is a premarket submission made to FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent (“SE”), to a legally marketed device. Companies must compare their device to one or more similar legally marketed devices, commonly known as “predicates”, and make and support their substantial equivalency claims. The submitting company may not proceed with product marketing until it receives an order from the FDA declaring a device substantially equivalent. The substantially equivalent determination is usually made within 90 days, based on the information submitted by the applicant.

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

Modifications to our devices may require additional FDA approval which could force us to cease marketing and/or recall the modified device until we obtain new approvals.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a Premarket approval (“PMA”). PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Currently the Company does not market devices within this Class III category nor does it intend to in the foreseeable future. However, the FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified devices until 510(k) clearance or PMA approval is obtained. We have modified one of our prescription use, 510(k)-cleared devices, specifically the PIFA Heparin/PF4 Rapid Assay to include our seraSTAT Separator. However, we determined that, in our view, based on FDA guidance as to when to submit a 510(k) notification for changes to a cleared device, new 510(k) clearances or PMA approvals are not required. We cannot assure you that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions which may materially affect our business operations.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

●	fines, injunctions and civil penalties;

●	recall, detention or seizure of our products;

●	the issuance of public notices or warnings;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance of new products;

●	withdrawing 510(k) clearance already granted; and

●	criminal prosecution.

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

Achieving market acceptance for our existing products such as our direct-to-consumer offerings (disposable breathalyzers) and clinical laboratory testing solutions (Particle Immuno Filtration Assay (“PIFA”) based heparin-induced thrombocytopenia and infectious disease rapid tests) and introducing new products (breath condensate detectors for the health & wellness categories) require substantial marketing efforts and will require our sales account executives, contract partners, outside sales agents and distributors to make significant expenditures of time and money. In some instances we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors. The Company has aligned its sales resources with the regional sales segmentation of our clinical products distributors. Although this has positively impacted sales, the large account executive territories may prove to be inefficient as we commercialize products and may hinder our revenue growth.

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

The Company does not control the efforts of its distributors and its distributors are not prohibited from selling competing products. Our ability to sell our products depends largely on the Company’s relationships with such distributors. Accordingly, we are subject to the risk that they may not commit the financial and other resources to market and sell our products to our level of expectation, they may experience financial hardship or they may otherwise terminate our relationship on short notice. In the U.S. clinical laboratory marketplace, many of our existing and potential customers purchase our products through our two national distributors, Cardinal Health and Fisher Health. Our sales account executives work in tandem with the distributor’s sales representatives to gain access to decision makers within the majority of U.S. medical facilities. In addition, the Company relies on its distribution network to negotiate pricing arrangements and contracts with Group Purchasing Organizations and their affiliated hospitals and other members. For the years ended December 31, 2014 and 2013, 48% and 79%, respectively of total revenue from the sale of the Company’s Heparin/PF4 Assay products was generated through our U.S. distributors’ purchases, with Cardinal Health accounting for 36% and 72% of such sales for each year ended December 31, 2014 and 2013. In the future, if we are unable to maintain existing relationships and/or grow to be recognized as a prominent medical device supplier within these organizations, and/or develop new relationships with additional U.S. and international distributors, our competitive position would likely suffer and our business would be harmed.

We have just begun to develop formal business relationships with foreign distributors for all of our in-line products. We will therefore be dependent upon the financial health of these organizations to further grow our business. If a distributor were to go out of business, it would take substantial time, cost and resources to find a suitable replacement and the product registrations and certifications held by such distributor may not be returned to us or to a subsequent distributor in a timely manner or at all. Any failure to produce foreign sales may negatively affect our profitability in the short and long-term. Since some of our products have CE-Marks and/or are earmarked for sale in Europe where healthcare regulation and reimbursement for medical devices vary significantly from country to country, this changing environment could adversely affect our ability to sell our products in some European countries. In addition, the Company is working with an exclusive distributor in mainland China to register its PIFA Heparin/PF4 Rapid Assay for eventual sale. Since additional clinical studies must be performed by our distributor partner within Chinese healthcare facilities as part of their regulatory submission, there is no guarantee that the results of their protocol will support the successful registration of the product and permit sales activity. Failure to gain product registration in China will hinder the Company’s ability to increase its revenue.

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

CMS, the federal agency responsible for administering the Medicare program, along with its contractors establishes coverage and reimbursement policies for the Medicare program. In addition, private payors often follow the coverage and reimbursement policies of Medicare. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.

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

The Health Insurance Portability and Accountsbility Act of 1996 (“HIPAA”) created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs. HIPAA also established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses.

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

We are highly dependent on our Executive Chairman, Raymond F. Akers, Jr., PhD because of his expertise and experience in biotechnology and diagnostics. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge, management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

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

Some or all of our patent applications may not result in the issue of patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated, found unenforceable or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position. Patentability, invalidity, freedom-to-operate or other opinions may be required to determine the scope and validity of third-party proprietary rights. If we choose to go to court to stop a third party from using the inventions protected by our patent, that third party would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court will decide that our patents are not valid or that we cannot stop the other party from using their inventions. There is also the risk that, even if the validity of these patents is upheld, the court will find that the third party’s activities do not infringe our rights in these patents.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although the Company has no knowledge of any claims against us, we may be subject to claims that these employees or the Company have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. To date, none of our employees have been subject to such claims.

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

Additionally, prosecuting and maintaining intellectual property, particularly patent rights, are very costly endeavors. We do not know whether legal and government fees will increase substantially and therefore are unable to predict whether cost may factor into our intellectual property strategy.

If we deliver products with defects, we may be subject to product recalls or negative publicity, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability.

The manufacturing and marketing of professional and consumer diagnostics involve an inherent risk of product liability claims. For example, a defect in one of our diagnostic products could lead to a false positive or false negative result, affecting the eventual diagnosis. Our product development and production are extremely complex and could expose our products to defects. Manufacturing and design defects could lead to recalls, either voluntary or required by the FDA or other government authorities, and could result in the removal of a product from the market. Defects in our products could also harm our reputation, lead to product liability claims, claims that inaccurate test results lead to death or injury, negative publicity and decrease sales of our products. We have obtained $10,000,000 of product liability insurance and we have never received a product liability claim, and have generally not seen product liability claims for screening tests that are accompanied by appropriate disclaimers. However, in the event there is a claim, this insurance may not fully cover our potential liabilities. In addition, as we attempt to bring new products to market, we may need to increase our product liability coverage which would be a significant additional expense that we may not be able to afford. If we are unable to obtain sufficient insurance coverage at an acceptable cost to protect us, we may be forced to abandon efforts to commercialize our products or those of our strategic partners, which would reduce our revenue.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of financial analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our financial statements include those related to revenue recognition, inventory, product warranties, allowances for doubtful accounts, stock-based compensation expense and income taxes.

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

We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses may have been identified. For so long as we qualify as an “emerging growth company” under the JOBS Act, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. During the course of the evaluation, documentation or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenue and operating expenses;

●	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our ordinary shares, other comparable companies or our industry generally;

●	market conditions in our industry and the economy as a whole;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our common stock or other securities by us or in the open market; and

●	changes in the market valuations of other comparable companies.

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

The recently enacted JOBS Act reduces certain disclosure requirements for emerging growth companies, thereby decreasing related regulatory compliance costs. We qualify as an emerging growth company. However, when we cease to be an emerging growth company, we will be unable to take advantage of the reduced regulatory requirements and any associated cost savings.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

Our corporate headquarters which houses our research and development, engineering, manufacturing, operations and support personnel, is located in Thorofare, New Jersey, in an office consisting of a total of 12,500 square feet. For the past ten years, the Company has leased this facility at this location. The current lease term is effective from January 1, 2013 through December 31, 2019 with an annual rent of $132,000.

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

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin.  This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”), as amended on April 18, 2012.  Prior to filing the complaint, the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company successfully removed the Florida state court case filed by Mr. Martin to the Federal District Court, Middle District, Florida. On March 10, 2015, the Federal Southern District of New York denied Mr. Martin’s request to transfer venue to Florida and retained jurisdiction. In light of this decision, the Company and Mr. Martin have entered into a Stipulation that Mr. Martin’s Florida Action will be dismissed without prejudice. It is anticipated that Mr. Martin will re-file his claim in the Southern District of New York as Counterclaims. The Company continues to seek the most efficient and optimal manner to handle Mr. Martin’s claims without prejudicing any of its rights. The Company believes that no accrual for potential losses from this case are necessary.

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

The following table shows the high and low market prices, for our shares since we began trading on the NASDAQ Capital Market.

Quarter ended	Low Price	High Price

March 31, 2015*	$3.15	$4.16
December 31, 2014	2.62	3.99
September 30, 2014	2.88	4.97
June 30, 2014	3.19	4.33
March 31, 2014	4.53	5.51

*Accurate through March 13, 2015

The following table shows the high and low market prices, for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly since they were listed on AIM and trading volume on AIM have been very small in relation to the number of our total outstanding shares.

	Low Price		High Price
Quarter Ended	GBP	USD	GBP	USD	Exchange Rate
March 31, 2015	£2.23	$3.39	£2.63	$4.00	$1.5232
December 31, 2014	2.18	3.44	2.70	4.27	1.5831
September 30, 2014	2.08	3.47	3.15	5.26	1.6707
June 30, 2014	2.65	4.46	3.15	5.30	1.6824
March 31, 2014	2.90	4.80	4.85	8.03	1.6548
December 31, 2013	3.63	5.84	6.91	11.10	1.6064
September 30, 2013	1.64	2.64	3.95	6.37	1.6136
June 30, 2013	1.64	2.50	2.70	4.13	1.5290
March 31, 2013	1.72	2.68	2.31	3.61	1.5618

*	The most recent quarter is accurate through March 13, 2015. The Company’s stock is listed on the AIM where stock prices are in pounds. All shares prices in the table above are reflected in dollars after having been converted according to the periods average exchange rates.

(b) Holders

As of March 13, 2015, there were approximately 600 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders	176,989		$5.73	165,000
Total	176,989		$5.73	165,000

Transfer Agent

Our transfer agent is VStock Transfer LLC, 18 Lafayette Place Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During  the year ended December 31, 2014, there were no sales of unregistered securities by the Company.

Rule 10B-18 Transactions

During the year ended December 31, 2014, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Management’s Plans and Basis of Presentation

To date, the Company has in large part relied on equity financing to fund its operations, raising $676,068 in private placements in 2012, $2,345,024 in private placements in 2013 and $13,101,336, net of expenses, in an initial public offering on the NASDAQ Stock Exchange in 2014. The Company has experienced recurring losses and negative cash flows from operations, however, the Company’s performance for the year ended December 31, 2014 has improved. Management’s strategic plans include the following:

●	continuing to advance the development and commercialization of the Company’s products, especially those that utilize MPC Biosensor, PIFA and seraSTAT technologies;

●	continuing to strengthen and forge domestic and international relationships with well-established sales organizations with strong distribution channels in specific target markets for both our currently marketed and emerging products;

●	establishing clinical protocols that support regulatory submissions and publication of data within peer-reviewed journals; and

●	continuing to monitor and implement cost control initiatives to conserve cash.

Despite our plans, the Company expects to continue to incur losses from operations for the near-term and these losses could be significant for the following reasons:

●	some of Akers’ distribution partnerships have been recently established or are in the process of being initiated and, therefore, consistent and historical ordering patterns have not been instituted;

●	the Company continues to incur expenses related to the initial commercialization and marketing activities for METRON and VIVO, and product development (research, clinical trials, regulatory tasks) costs for its emerging products, Breath PulmoHealth “Check” rapid assays and PIFA PLUSS® Infectious Disease point-of-care tests); and

●	to expand the use of its clinical laboratory products, the Company may need to invest in additional marketing support programs to increase brand awareness.

At December 31, 2014, Akers had cash of $455,841, working capital of $11,215,747, stockholders’ equity of $99,691,096 and an accumulated deficit of $84,864,086. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least 36 months.

The fair value of the Company’s investments in marketable securities as of December 31, 2014 was $9,264,961 (2013: $-). The Company restricts its investments to Level I and Level II securities and maturities generally range up to three years. Securities are evaluated with an emphasis on minimizing risk while achieving reasonable rates of return on the investment. These marketable securities are a key component of the Company’s cash management strategy and as such are monitored regularly.

If the Company does not obtain additional capital as needed, the Company would potentially be required to reduce the scope of its research and development activities. The Company is closely monitoring its cash balances, cash needs and expense levels.

Revenue

The Company’s total revenue for the year ended December 31, 2014 was $4,427,174, a 24% increase over the same period in 2013. Revenues improved in two of the major product lines, PIFA Heparin/PF4 Rapid Assay increased by 110% and the sales of Rapid Enzymatic Assay products which did not exist in 2013. These increases were offset by decreases in the MPC Product line by 51%, other products, which includes shipping and handling fees, by 36% and Licensing revenues by 36%. The Company’s MicroParticle Catalyzed Biosensor (“MPC”) product revenues associated with our breath alcohol products decreased to $918,049 (2013: $1,885,028) during the year ended December 31, 2014. This is attributable to a decline in orders from our world-wide distributor of this product, ChubeWorkx Guernsey Limited. During the year ended December 31, 2014, ChubeWorkx accounted for $766,379 (2013: $1,719,340) of our MPC product revenue.”). The decline of orders from ChubeWorkx is as a result of the French government’s postponement, indefinitely, of the fine that was to be imposed for drivers failing to possess breathalyzers in their vehicles. Although drivers are still required to carry the self-tests, the lack of a monetary fine has reduced product demand. It is unknown how long this interruption will continue for, but the Company’s distributor of alcohol breathalyzers believes that it is well positioned to resume large volume sales of the product should full enforcement resume. ChubeWorkx accounted for an additional $333,333 in licensing fees.

Sales of the Company’s PIFA Heparin/PF4 Rapid Assay (“PIFA”) products increased by 110% during the year ended December 31, 2014 to $2,241,405 (2013: $1,065,432). The Company’s dedicated technical sales account executives are supporting over 300 sales representatives of Akers’ US distribution partners, Cardinal Health (“Cardinal Health”), Medline Industries, Inc. (“Medline”), Fisher HealthCare (“Fisher Healthcare”) and Typenex Medical, LLC (“Typenex”). The Company’s addition of Typenex and Medline during the second quarter and the relationship-building initiative with our other partners has already delivered a measureable increase in product trials and adoptions. Domestic sales for the year ended December 31, 2014 of our distributors, Cardinal Health and Fisher Health, accounted for $1,064,733 of the total PIFA Heparin/PF4 Rapid Assay as compared to $849,346 for the same period of 2013 and individually represented 36% and 11% of such sales. The remaining $176,672 of domestic sales was generated from Akers’ new distributors and direct customers during 2014 as compared to $216,086 in 2013.

International sales of the Company’s PIFA Heparin/PF4 Rapid Assay products began in the fourth quarter with the receipt of the initial stocking order from NovoTek Therapeutics, Inc. (“NovoTek”). This $1,000,000 initial order shipped in December, 2014 and accounted for 45% of the Company’s total PIFA Heparin/PF4 Rapid Assay product sales for the year ended December 31, 2014.

Revenue from Rapid Enzymatic Assay (“REA”) products for the year ended December 31, 2014 totaled $864,000 (2013: $-). This revenue is attributable to The Company’s new distributor in Australia, Singapore, Oman and the United Arab Emirates, 36 Strategies General Trading, LLC (“36S”), a related party, who placed their first order with the Company during the period. The Company is working with 36S on a number of product approvals in the territory.

Cost of sales for the year ended December 31, 2014 decreased by 39% to $1,175,232 (2013: $1,913,844). The reduction primarily reflects the change in emphasis from the production of Breathalyzers (MPC products) in 2013 to PIFA Heparin/PF4 Rapid Assay (PIFA products) during 2014. Direct cost of sales declined to 18% (2013: 39%) and indirect cost of sales declined to 11% (2013: 24%) of product revenue for year ended December 31, 2014. Overall, cost of sales, as a percentage of product revenue, was 29% and 63% for the years ended December 31, 2014 and 2013.

The change of production emphasis from MPC products to PIFA products is the primary contributor to the improvement in direct costs additionally, the Company had removed its REA products from its active inventory while the Company worked to develop a market and identify a distributor for the product line. As a result of this inventory write-down, there was no significant cost of sales for the REA products reported for the year ended December 31, 2014. Direct costs associated with the MPC products increased to 44% (2013: 41%) and PIFA products increased to 15% (2013: 12%) related to the loss of bulk purchase discounts for MPC components and higher costs of raw materials for PIFA.

The decrease in indirect cost of sales is attributed to decreases in shipping expenses, repairs and maintenance of equipment, and manufacturing supplies due to the reduced levels of production and improvements to the component inventory handling and reporting procedures that resulted in a reduction of materials lost to the production process during the year ended December 31, 2014.

Licensing fee revenue declined to $343,333 (2013: $533,333). The decline is associated with a one-time restricted licensing fee of $200,000 received in the first quarter of 2013 from a customer while they performed a product evaluation project.

Akers’ gross profit margin improved to 71% of product revenue for the year ended December 31, 2014 as compared to 37% in 2013. The improvement in gross profit margin was derived from events described above for the year ended December 31, 2014.

General and Administrative Expenses

General and administrative expenses in the year ended December 31, 2014 totaled $3,979,080, which was a 161% increase as compared to $1,524,626 for the year ended December 31, 2013. The increase was the result of personnel costs ($663,879 (2013: $139,661)), professional services ($1,008,508 (2013: $756,078)), stock market and investor services ($650,559 (2013: $128,069)), travel ($124,611 (2013: $5,987)) and the issuance of stock options to board member, officers and key employees ($357,276 (2013: $-)). Additionally, an accrual of $697,300 has been recorded for restricted stock grants issued to board members on January 9, 2015 for services rendered during the year ended December 31, 2014.

The increase in personnel costs relates to the salaries and benefits of the Chief Executive Officer and the Vice President of Finance, positions that were previously contracted. Increases in professional services and stock market and investor services are directly related to the maintenance of our stock listings in the United States (NASDAQ) and Great Britain (London Stock Exchange). The dual listing requires us to maintain public relations, stock registrars, nominated advisors and legal counsel for both markets and requires additional accounting services to insure compliance with regulators.

Sales and Marketing Expenses

Sales and marketing expenses in the year ended December 31, 2014 totaled $1,302,103, which was a 90% increase as compared to $684,720 for the year ended 2013. The increase was the result of the use of market consultants and other professionals ($550,515 (2013: $21,325)) to develop sales and marketing strategies for the Company’s product lines and travel ($72,625 (2013: $24,599)) in support of technical customer services and market development.

Research and Development

Research and development expenses in the year ended December 31, 2014 totaled $916,308, which was a 9% decrease as compared to $1,006,800 for the year ended 2013. The decrease was the result of personnel reassignments which reduced personnel costs ($586,027 (2013: $840,177)), the consumption of raw materials ($10,917 (2013: $47,979)) and travel ($796 (2013: $13,900)) which was offset by increases professional services ($85,702 (2013: 7,419)), supplies ($54,157 (2013: $27,216)) and the issuance of stock options to key employees ($120,203 (2013: $-)). The professional services fees were related to the significant increase in activities related to obtaining regulatory approvals and the certification of our Quality Management System by the International Standards Organization (“ISO”) 13485:2003 which was achieved in February 2015.

The following table illustrates research and development costs by project for the years ended December 31, 2014 and 2013, respectively.

	2014	2013
Asthma/pH	$5,359	$-
Beath Alochol Phone Application	10,540	-
BreathScan	-	2,432
BreathScan Pro	13,866	4,751
Chlamydia Trachomatis	143,313	-
CHUBE	3,867	4,751
H/PF4	107,875	376,838
HIV	56,586	13,193
Ketone/Metron	48,305	268,960
Lyophilization	74,956	71,916
Malaria	6,810	-
Malondialdehyde	-	56,965
Other Projects	46,138	-
PF4 PLUSS	36,960	107,493
Troponin	53,965	-
Tri Cholesterol	125,553	-
VIVO	182,215	99,501
Total R&D Expenses:	$916,308	$1,006,800

Other Income and Expense

Other income decreased for the year ended December 31, 2014 over the same period in 2013, primarily as a result of income from two notable events. On June 13, 2013, Akers sold its interest in (en)10, the Company’s exclusive CHUBE distributor based in the UK, to Chubeworkx for $100,000; a realized gain of $99,710, representing the difference between the sale price and carried value of the interest. We have determined that the sale of our interest was an independent transaction, unrelated to the extension of the licensing agreement to include North America.

In addition, the Company recognized $91,286 in 2013 as compared to $4,669 as other income from the net proceeds gained from Akers’ insurer demutualizing upon receiving a payment of such amount representing our share of the demutualization as determined by the insurer.

Other items, including interest, dividends and other miscellaneous income amounted to $72,285 for the year ended December 31, 2014 as compared to $1,037 for the year ended December 31, 2013. During 2013, approximately $91,905 in old trade payables were reversed and the income recognized as miscellaneous income.

Income Taxes

As of December 31, 2014 and 2013, the Company had Federal net operating loss carry forwards of approximately $51,300,000 and $47,600,000, respectively, expiring through the year ending December 31, 2034. As of December 31, 2014 and 2013, the Company had New Jersey state net operating loss carry forwards of approximately $11,900,000 and $8,100,000, respectively, expiring the year ending December 31, 2021.

The principal components of deferred tax assets and valuation allowance as of December 31, 2014 and December 31, 2013 are as follows:

Deferred Tax Assets

	Year Ended December 31,
	2014	2013
Reserves and other	$684,830	$844,729
Net operating loss carry-forwards	$18,754,066	$17,165,809
Valuation Allowance	$(19,438,896)	$(18,010,538)
Net	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was 19,438,896 and $18,010,538. The change in the total valuation for the years ended December 31, 2014 and 2013 were increases of $1,428,358 and $939,998. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2014 and December 31, 2013 are as follows.

Tax Rates & Benefits

	Year Ended December 31,
	2014	2013
Statutory U.S. Federal Income Tax Rate	(35.00)%	(35.00)%
New Jersey State income taxes, net of U.S.
Federal tax effect	(5.9)%	(5.9)%
Change in Valuation Allowance	40.9%	40.9%
Net	0.00%	(0.0)%

Liquidity and Capital Resources

For the years ended December 31, 2014 and 2013, the Company generated a net loss attributable to shareholders’ of $3,142,960 and $1,526,773, respectively. As of December 31, 2014 and 2013, the Company has an accumulated deficit of $84,864,086 and $81,721,126 and had cash and cash equivalents totaling $455,841 and $103,634, respectively.

Currently, our primary focus is to expand the domestic and international distribution of our PIFA Heparin/PF4 rapid assays. The Company continues initial commercialization tasks for METRON and VIVO, as well as development activities for its PIFA PLUSS® Infectious Disease single-use assays, Breath Ketone “Check”, and Breath PulmoHealth “Check” products, including advancement of the steps required for FDA clearance or CE marking in the EU where necessary.

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

We expect that our primary expenditures will be to continue development of PIFA PLUSS® Infectious Disease single-use assays, Breath Ketone “Check” and Breath PulmoHealth “Check” products and enroll patients in clinical trials to support performance claims, generate studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of in-line products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors, METRON and VIVO) in the US and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2014 are approximately $24,988. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

Operating Activities

The Company’s net cash consumed by operating activities totaled $3,883,929 during the year ended December 31, 2014. Cash was consumed by the loss of $3,127,167 less non-operating gains of $26,203 plus non-cash adjustments of $349,398 for depreciation and amortization of non-current assets and $746,400 for share based compensation and services. For the year ended December 31, 2014, decreases in inventory and other assets of $179,306 and an increase in trade and other payables of $538,017 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables, notes receivables – related party, and other receivables of $2,203,761, a decrease in other payables – related party of $6,586 and a net decrease in deferred revenue of $333,333 consumed cash from operating activities.

The Company’s net cash consumed by operating activities totaled $2,730,002 during the year ended December 31, 2013. Cash was consumed by the loss of $1,526,773 less non-operating gains of $282,901 plus a non-cash adjustment of $354,397 for depreciation and amortization of non-current assets. For the year ended December 31, 2013, decreases in other receivables and license fees receivables of $450,559 and an increase in trade and other payables of $116,739 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables, trade receivables – related parties, inventories and other assets of $1,349,809, a decrease in trade and other payables – related parties of $51,957 and a net decrease in legal settlements payable and deferred revenue of $440,257 consumed cash from operating activities.

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

Fair Value Measurement – Marketable Securities:

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the Ability to access.

Level 2	Inputs to the valuation methodology include

●	quoted prices for similar assets or liabilities in active markets;

●	quoted prices for identical or similar assets or liabilities in inactive markets;

●	inputs other than quoted prices that are observable for the asset or liability;

●	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.

Intangible Assets:

Intangible assets primarily represent legal and filing costs associated with obtaining patents on the Company’s new discoveries or acquiring patents for diagnostic technologies or tests that will enhance the Company’s product portfolio. The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. To date, the Company has eleven patents from the United States Patent Office in effect (8,871,521, 8,808,639, 7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 5,565,366, 5,827,749, D691,056, D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many PCT participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

The testing resulted in no patent impairment charges during the years ended December 31, 2014 and 2013 respectively.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The Company maintains “disclosure controls and procedures”, as such terms are defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company acknowledges that any controls and procedures can provide only reasonable assurances of achieving the desired control objectives.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2014. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

We engaged an independent accounting firm to assist with updating our controls and procedures during the year ended December 31, 2014, as the Company previously utilized the International Financial Reporting Standards (“IFRS”). With their assistance, we are actively implementing their recommendations to improve our controls and procedures for disclosures.

(b) Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements my not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

During the year ended December 31, 2014, the Company engaged an independent accounting firm to assist with the evaluation of the effectiveness of our internal controls over financial reporting. Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission(2013 framework ), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2014, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other non-material weaknesses in several areas of data management and documentation.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exists. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis by the Company’s internal controls.

While the material weakness set forth above were the result of the scale of our operations and are intrinsic to our small size, the Company believes the risk of material misstatements relative to financial reporting are minimal.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

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

Name	Age	Position
Raymond F. Akers, Jr. PhD	56	Executive Chairman of the Board of Directors, Secretary
Gary M. Rauch	59	Vice President of Finance, Treasurer
Tom Knox	73	Independent Director
Brandon Knox	35	Independent Director
Gavin Moran	43	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Raymond F. Akers Jr., Ph.D., age 56, has been Executive Chairman of the Board since December 31, 2009 and was appointed Secretary on August 5, 2013. Dr. Akers founded the Company in 1989. He has over 25 years of experience in the diagnostics industry having co-founded Drug Screening Systems, Inc., a publicly listed company, in 1987, and Akers Medical Technology Inc. in 1984. He was Chief Executive Officer and vice president of research and development of Drug Screening Systems, Inc. until the sale of that company in 1989 and served as President and Chief Executive Officer of Akers Medical Technology Inc. until 1987.

Dr. Akers holds a Ph.D. in Neurochemistry from Northwestern University. Dr. Akers has either invented or directed the research and development of all of the Company’s products and technologies.

The Company believes that Mr. Akers’ experience in assisting diagnostic companies develop infrastructure; including but not limited to general management and business development will contribute to the Company’s development of its own infrastructure and growth as a public company.

Gary M. Rauch, age 59, has over 35 years of experience in accounting, financial and information systems consulting, discrete manufacturing, distribution and administration. Mr. Rauch was appointed the Vice President of Finance and became an employee of the Company effective February 2, 2014. Prior to this time, Mr. Rauch was the Company’s controller from March, 2010 through February 2, 2014. Additionally, Mr. Rauch has served as the Company’s treasurer from August 5, 2013 through the present. Mr. Rauch also founded DataSys Solutions, LLC in 2004 and is currently the managing member. DataSys Solutions LLC specializes in financial and information systems consulting and technical support services. From July, 2002 through March, 2010, Mr. Rauch was the controller for Cold Star, Inc., a manufacturer of dairy dispensing equipment and a dairy products distributor. Mr. Rauch also worked for six years as consulting manager with Deloitte & Touche providing financial system selection, development and implementation services for their small to middle market clients.

Mr. Rauch has an associate degree from the University of South Carolina.

Thomas J. Knox, age 73, was appointed to our board of directors effective July 1, 2013 and was appointed as Co-Chairman on August 11, 2014. Mr. Knox is currently the Chief Executive Officer of Knox Consulting Group, an advisory and investment firm, as well as Chairman of ORB Automotive Corporation, Ltd. (appointed in 2011), a company focused on the development and manufacture of various components used in the Chinese automotive industry including adhesives and rubber molds. In May of 2007, Mr. Knox was a candidate for Mayor of Philadelphia. From April 2004 to April 2006, Mr. Knox was the Chief Executive Officer of United Healthcare of Pennsylvania, a division of United Healthcare, Inc., the largest health insurance provider in the world. From 1999 to 2004, Mr. Knox was Chairman of the Board and Chief Executive Officer of Fidelity Insurance Group, Inc., a Maryland and Pennsylvania licensed group life and health insurance provider. From 1988 through June 2000, Mr. Knox was the Chairman of the board and Chief Executive Officer of Crusader Holding Corporation, a NASDAQ listed company which was the owner of a multi-branch bank serving the greater Philadelphia area. Mr. Knox is a Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC), and is active in Philadelphia politics having held the position of Deputy Mayor for the Office of Management and Productivity from 1993 to 1999. Mr Knox also currently serves as the Chairman of INDECS Corp, a full service health benefit third party administrator affiliated with Aetna Corporation. From 1999 through the present, Mr. Knox has been a director of Historic Philadelphia Incorporated. Mr. Knox was a candidate for Governor or Pennsylvania from 2008 to 2010.

The Company believes that Mr. Knox extensive expertise in health care and finance will assist the Company’s strategic planning and operations.

Brandon Knox, age 35, Mr. Knox has been a wealth advisor at Raymond James in Philadelphia since December 2012. His practice focuses on investment and estate solutions for high net worth families and individuals as well as public and private institutions both locally and nationally. Prior to joining Raymond James, Mr. Knox was a wealth advisor at Morgan Stanley from July 2008 to October 2012. From 2006 to 2008, Mr. Knox served as Deputy Finance Director for the Philadelphia mayoral campaign of his Father, Thomas Knox. In this role he concentrated on the organization and management of campaign fundraising efforts as well as the planning and execution of campaign events and off-site functions. Mr. Knox was a Leasing Associate for SSH Realty in Philadelphia from 2005 to 2007 handling lease negotiations for both commercial tenants and landlords. Mr. Knox holds a BS in Economics from West Chester University and an MBA in Financial Management from Drexel University. Mr. Knox sits on the Board of Directors of The Committee of Seventy and is a member of the Drexel University Presidents Leadership Council and the Archdiocese of Philadelphia’s OSD Advisory Council.

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

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Thomas Knox, Mr. Gavin Moran and Mr. Brandon Knox are qualified as independent and that none of them have any material relationship with us that might interfere with his or her exercise of independent judgment.

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

The Audit Committee oversees our accounting and financial reporting processes and oversee the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

●	selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●	approving the fees to be paid to the independent registered public accounting firm;

●	helping to ensure the independence of the independent registered public accounting firm;

●	overseeing the integrity of our financial statements;

●	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●	resolve any disagreements between management and the auditors regarding financial reporting;

●	reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company’s accounting policies;

●	reviewing and approving all related party transactions; and

●	overseeing compliance with legal and regulatory requirements.

Compensation Committee

The members of our Compensation Committee are Tom Knox, Gavin Moran and Brandon Knox. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Tom Knox serves as Chairman of our Compensation Committee.

The Committee’s compensation-related responsibilities include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;

●	determining the need for an the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;

●	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

●	reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;

●	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and

●	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

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

The Committee’s responsibilities include:

●	recommending to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;

●	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;

●	overseeing the administration of the Company’s Code of Ethics;

●	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;

●	the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

●	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;

●	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and

●	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Management-Non-Executive Director Compensation

Mr. Thomas Knox and Mr. Gavin Moran were appointed to serve as non-executive directors in 2013. Mr. Brandon Knox was appointed to serve as a non-executive director in 2014.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely.

Code of Ethics and Business of Conduct

We have adopted a Code of Business Conduct and Ethics, which applies to our board of directors, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●	compliance with applicable laws and regulations,

●	handling of books and records,

●	public disclosure reporting,

●	insider trading,

●	discrimination and harassment,

●	health and safety,

●	conflicts of interest,

●	competition and fair dealing, and

●	protection of company assets.

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 201 Grove Road, Thorofare, New Jersey USA 08086.

Item 11. Executive Compensation.

The compensation provided to our “named executive officers” for 2014, 2013 and 2012 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section. This section explains our executive compensation philosophy, objectives and design, our compensation-setting process, our executive compensation program components and the decisions made for compensation in respect of 2014 for each of our named executive officers.

Our named executive officers who appear in the 2014 Summary Compensation Table are:

Raymond F. Akers, Jr., PhD	Executive Chairman, Secretary

Gary M. Rauch	Vice President of Finance, Treasurer

Summary Compensation Table

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our only other most highly compensated executive officers who earned in excess of $100,000 during 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Cash Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Raymond F Akers Jr PhD	2014	394,231	0	0	124,270	7,800	(1)	526,301
Executive Chairman,	2013	347,500	26,173	0	0	7,800	(1)	381,473
Secretary	2012	350,000	0	0	0	7,800	(1)	357,800

Thomas A Nicolette	2014	0	100,000	0	0	83,751	(2)	183,751
Former Chief Executive	2013	0	26,173	0	0	335,004	(2)	361,176
Officer, President (2)	2012	0	0	0	0	335,004	(2)	335,004

Gary M Rauch	2014	78,414	2,500	0	46,601	11,250	(3)	138,765
Vice President of Finance,	2013	0	0	0	0	67,500	(3)	67,500
Treasurer	2012	0	0	0	0	67,500	(3)	67,500

(1)	Other compensation for Mr. Akers consisted of a car allowance.

(2)	Thomas A. Nicolette is the former Chief Executive Officer of the Company. Mr. Nicolette was not an employee of the Company and was paid a fee pursuant to his consultant agreement. Fees paid to Mr. Nicolette were recorded as other compensation. On March 7, 2014, the Company was informed that effective March 28, 2014, Mr. Nicolette resigned from his positions as Chief Executive Officer, President and Director of the Company, and all other positions to which he may have been assigned, regardless of whether he served in such capacity.

(3)

Gary M. Rauch became an employee of the Company effective February 2, 2014. Prior to this date, Mr. Rauch was paid a fee pursuant to this consultant agreement. Fees paid to Mr. Rauch for his pre-employment period are recorded as other compensation.

STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Raymond F. Akers Jr. Executive Chairman	40,000	0	0	5.50	6/10/2019	0	0	0	0

Gary Rauch VP of Finance	15,000	0	0	5.50	6/10/2019	0	0	0	0

Thomas Knox, Co-Chairman	20,000	0	0	5.50	6/10/2019	0	0	0	0

Gavin Moran, Director	20,000	0	0	5.50	6/10/2019	0	0	0	0

Brandon Knox, Director	20,000	0	0	5.50	6/10/2019	0	0	0	0

Thomas Nicolette(1)	0	0	0	0	n/a	0	0	0	0

(1)	Effective, March 28, 2013, Mr. Nicolette is resigned from his positions as Chief Executive Officer, President and director of the Company, and all other positions to which he may have been assigned, regardless of whether he served in such capacity.

DIRECTOR COMPENSATION

The following sets forth the compensation awarded to, earned by, or paid to the named director by us during the year ended December 31, 2014.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Thomas Nicolette (4)	0	0	0	0	0	0
Raymond Akers, Jr.	0	0	0	0	0	0
Gavin Moran (1)	0	0	62,135	0	0	62,135
Tom Knox (2)	0	0	62,135	0	0	62,135
Brandon Knox (3)	0	0	62,135	0	0	62,135

(1)	Effective July 1, 2013, Mr. Gavin Moran was appointed as Director.

(2)	Effective July 1, 2013, Mr. Tom Knox was appointed as Director.

(3)	Effective January 23, 2014, Mr. Brandon Knox was appointed as Director.

(4)	Effective, March 28, 2013, Mr. Nicolette is resigned from his positions as Chief Executive Officer, President and director of the Company, and all other positions to which he may have been assigned, regardless of whether he served in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 20, 2015, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of March 20, 2014. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 5,321,826 shares of our common stock issued and outstanding as of March 20, 2015.

Common stock subject to stock options currently exercisable or exercisable within 60 days of March 31, 2014, are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Akers Biosciences, Inc., 201 Grove Road, Thorofare, New Jersey USA 08086.

Percentage of Ownership as of March 20, 2015
Name of Beneficial Owner:
5% Stockholders:
Chubeworkx Guernsey Limited (1)	9.6%
Act Capital Management, LLLP	5.3%
Named Executive Officers and Directors:
Raymond F. Akers, Jr. Phd	0.8%
Tom Knox	7.1%
Brandon Knox	1.3%
Gavin Moran	0.3%
Gary M. Rauch	0.3%
All executive officers and directors as a group (5 persons)	9.8%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

●	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

On December 19, 2012, Chubeworkx placed an order for 3,500,000 Breathalyzers for a purchase price of $1,050,000 or $0.30 per unit. Additional orders were received in 2013 totaling 4,620,000 units and 2014 totaling 2,500,000 units. During 2014, the Company had product sales of $766,379 (2013: $1,719,340) to Chubeworkx and recognized $333,333 of licensing fees. The Company received $500,000 during 2014 (2013: $519,964) and has an account receivable of $1,475,766 from Chubeworkx as of December 31, 2014 (the “Chubeworkx Receivable”).

On December 31, 2014, the outstanding Chubeworkx Receivable was converted to a note receivable. The note is payable in sixty equal installments of $27,734 commencing January 1, 2015 and has an interest rate of 5% per annum. Installments due for the periods of January 1 through March 1, 2015 have been settled.

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

On June 30, 2014 the Company recorded a sales of $864,000 to Thirty Six Strategies General Trading LLC (“36S”). Gavin Moran, a member of the Company’s Board of Directors, has beneficial ownership in 36S.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related fees include services for the review of interim financial statements, tax fees include the preparation of tax returns and other fees include services performed in relation to the preparation of Form S-1 for the initial public offering on NASDAQ and advisory services.

	2014	2013
Audit Fees	$55,514	$50,340
Audit-Related Fees	$51,000	$39,500
Tax Fees	$5,516	$7,500
All Other Fees	$16,600	$22,900
TOTAL	$128,630	$120,240

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on November 18, 2013).

3.1	Amended & Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.2	Amendment to Certificate of Incorporation dated June 2, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.3	Amendment to Certificate of Incorporation, Certificate of Designation of Series A Preferred Stock, dated September 21, 2012. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.4	Amendment to Certificate of Incorporation dated January 22, 2013 (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.5	Amended and Restated By-laws dated August 5, 2013(incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on November 18, 2013).

5.1	Opinion of Lucosky Brookman LLP (incorporated by reference to exhibit 5.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 30, 2013).

10.1	Employment Agreement, dated January 12, 2011 between Raymond F. Akers, Jr. Phd and Akers Biosciences, Inc. and letter of amendment dated August 3, 2013. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.2	Consulting Agreement between Akers Biosciences, Inc. and Nicolette Consulting Group, dated January 12, 2011(incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.3	Consulting Agreement between Akers Biosciences, Inc. and DataSys Solutions, LLC, dated January 1, 2012. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.4	Amended License and Supply Agreement by and between Akers Biosciences, Inc. and Chubeworkx Guernsey Limited (as successor to Sono International Limited) (“Chubeworkx”), (EN)10 (Guernsey) Limited (formerly BreathScan International (Guernsey) Limited) and (EN)10 Limited (formerly BreathScan International Limited), dated June 12, 2013 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.5	Share Purchase Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013)

10.6	Voting Agreement by and between Akers Biosciences, Inc., Chubeworkx and Thomas J. Knox, dated June 12, 2013(incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.7	Subscription Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013(incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.8	Subscription Agreement by and between Akers Biosciences, Inc. and Thomas J. Knox, dated September 14, 2012(incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.9	Promissory Note entered into by Thomas J Knox issued in favor of Akers Biosciences, Inc., dated September 14, 2012. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.10	License and Supply Agreement by and among the Company, Sono International Limited (“SIL”), BreathScan International (Guersney) Limited and BreathScan International Limited, dated June 19, 2012 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.11	Distribution Agreement by and among the Company and Fisher Healthcare, and Amendment thereto, dated June 15, 2010 and May 1, 2012, respectively. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.12	National Brand Distribution Agreement by and among the Company and Cardinal Health 2000, and Amendment thereto, dated May 1, 2007 and June 1, 2008, respectively. (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.13	Promissory Note entered into by Thomas J. Knox issued in favor of Akers Biosciences, Inc, dated November 15, 2013(incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 18, 2013).

10.14	2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.15	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.16	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.17	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.18	Form of Incentive Stock Option (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.19	Letter Agreement, dated December 3, 2013, by and between the Company and Mr. Tom Knox (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.20	Joint Venture Agreement, dated October 24, 2014, by and between Akers Biosciences, Inc., Hainan Savy Investment Management Ltd, and Thomas Knox (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2014).

10.21	Amended and Restated 2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.22	Form of Lock Up Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

17.1	Letter of Resignation from Thomas Nicolette dated March 7, 2014 (incorporated herein by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed March 12, 2014).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Unless otherwise indicated, exhibits were previously filed with this registration statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: March 23, 2015	By:	/s/ Raymond Akers Jr.
	Name:	Raymond Akers Jr.
	Title:	Executive Chairman (Principal Executive Officer)

Date: March 23, 2015	By:	/s/ Raymond Akers Jr.
	Name:	Raymond Akers Jr.
	Title:	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Raymond Akers Jr.	Executive Chairman	March 23, 2015
Raymond Akers Jr.

/s/ Thomas Knox	Director	March 23, 2015
Thomas Knox

/s/ Brandon Knox	Director	March 23, 2015
Brandon Knox

/s/ Gavin Moran	Director	March 23, 2015
Gavin Moran

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Akers Biosciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Akers Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akers Biosciences, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania

March 23, 2015

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets
Cash	$455,841	$103,634
Marketable Securities	9,264,961	-
Trade Receivables (net)	2,018,290	118,404
Trade Receivables - Related Party	-	1,209,388
Notes Receivable - Related Party	266,457	-
Other Receivables	41,435	748,962
Inventories (net)	905,116	1,025,104
Other Current Assets	107,633	163,890

Total Current Assets	13,059,733	3,369,382

Non-Current Assets
Notes Receivable - Related Party	1,209,309	-
Property, plant and equipment, net	201,483	267,321
Intangible assets, net	2,176,065	2,434,637
Other Assets	4,282	4,282

Total Non-Current Assets	3,591,139	2,706,240

Total Assets	$16,650,872	$6,075,622

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,538,430	$1,000,413
Other Payables - Related Party	-	6,586
Short-Term Notes Payable - Related Party	-	307,500
Deferred Revenue - Related Party	305,556	333,333

Total Current Liabilities	1,843,986	1,647,832

Non-Current Liabilities
Deferred Revenue - Related Party	-	305,556

Total Non-Current Liabilities	-	305,556

Total Liabilities	1,843,986	1,953,388

EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common Stock, No par value, 500,000,000 shares authorized, 4,954,837 and 2,167,837 issued and outstanding as of December 31, 2014 and December 31, 2013	99,691,096	85,843,360
Accumulated Deficit	(84,864,086)	(81,721,126)
Accumulated Comprehensive Loss	(20,124)	-

Total Equity	14,806,886	4,122,234

Total Liabilities and Equity	$16,650,872	$6,075,622

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Years ended
	December 31,
	2014	2013
Revenues:
Product Revenue	$3,317,462	$1,325,178
Product Revenue - Related party	766,379	1,719,340
License Revenue	10,000	200,000
License Revenue - Related party	333,333	333,333
Total Revenue	4,427,174	3,577,851
Cost of Sales:
Product Cost of Sales	(1,175,232)	(1,913,844)

Gross Profit	3,251,942	1,664,007

Administrative Expenses	3,784,078	1,095,950
Administrative Expenses - Related parties	195,002	428,676
Sales and Marketing Expenses	1,302,103	684,720
Research and Development Expenses	916,308	1,006,800
Amortization of Non-Current Assets	258,572	258,572

Loss from Operations	(3,204,121)	(1,810,711)

Other (Income)/Expenses
Gain on sale of equity investment - Related party	-	(99,710)
Foreign Currency Transaction (Income)/Expense	(2,667)	57
Gain from demutualization of insurance carrier	(4,669)	(91,286)
Interest and Dividend Income	(69,618)	(1,094)
Other Income	-	(91,905)
Total Other Income	(76,954)	(283,938)

Loss Before Income Taxes	(3,127,167)	(1,526,773)

Income Tax Benefit	-	-

Preferred Stock Dividend	(15,793)	-

Net Loss Attributable to Common Stockholders	(3,142,960)	(1,526,773)

Other Comprehensive Loss
Unrealized Losses on Marketable Securities	(20,124)	-
Total Other Comprehensive Loss	(20,124)	-

Comprehensive Loss	$(3,163,084)	$(1,526,773)

Basic & diluted loss per common share	$(0.66)	$(0.96)

Weighted average basic & diluted common shares outstanding	4,745,684	1,596,722

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholder’s Equity

Years ended December 31, 2014 and 2013

	Common
	Shares				Accumulated
	Issued and	Preferred	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Stock	Deficit	Loss	Equity

Balance at December 31, 2012	1,278,948	$225,000	$83,273,376	$(80,194,353)	$-	$3,304,023

Net loss for the period		-	-	(1,526,773)	-	(1,526,773)
Private placement of Common Shares	512,820	-	1,600,000	-	-	1,600,000
Conversion of Series A Preferred Shares	320,512	(225,000)	225,000	-	-	-
Retirement of Common Shares for conversion of Series A Preferred Shares	(58,515)	-	(40)	-	-	(40)
Private placements of Common Shares net of offering costs of $55,708	114,072	-	745,024	-	-	745,024

Balance at December 31, 2013	2,167,837	-	85,843,360	(81,721,126)	-	4,122,234

Net loss for the period		-	-	(3,127,167)	-	(3,127,167)
Dividends paid on Series A Convertible Preferred Stock		-	-	(15,793)	-	(15,793)
Initial public offering net of offering costs of $1,897,164	2,727,000	-	13,101,336	-	-	13,101,336
Issuance of Non-Qualified Stock Options for Directors & Officers		-	357,276	-	-	357,276
Issuance of Non-Qualified Stock Options for Key Employees		-	192,324	-	-	192,324
Issuance of Restricted Common Shares for Services	60,000	-	196,800	-	-	196,800
Unrealized loss on marketable securities		-	-	-	(20,124)	(20,124)

Balance at December 31, 2014	4,954,837	$-	$99,691,096	$(84,864,086)	$(20,124)	$14,806,886

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flow

Years ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss for the period	$(3,127,167)	$(1,526,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and dividends on marketable securities	(18,473)	-
Decrease in reserve for inventory obsolescence	(3,061)	-
Depreciation and amortization	349,398	354,397
Gain from demutualization of insurer	(4,669)	(91,286)
Gain on sale of equity investment	-	(99,710)
Non-cash share based compensation	549,600	-
Non-cash share based payment for services	196,800	-
Reversal of old trade payables	-	(91,905)
Changes in assets and liabilities
Increase in trade receivables	(1,899,886)	(17,191)
Increase in trade receivables - related party	-	(1,199,375)
Increase in notes receivables - related party	(266,378)	-
(Increase)/decrease in other receivables	(37,497)	559
Decrease in license fees receivable - related party	-	450,000
(Increase)/decrease in inventories	123,049	(37,251)
(Increase)/decrease in other assets	56,257	(95,992)
Increase in trade and other payables	538,017	116,739
Decrease in other payables - related party	(6,586)	(51,957)
Decrease in legal settlement liabilities	-	(106,924)
Decrease in deferred revenue - related party	(333,333)	(333,333)
Net cash used in operating activities	(3,883,929)	(2,730,002)

Cash flows from investing activities
Purchases of property, plant and equipment	(24,988)	(123,132)
Purchases of marketable securities	(12,551,106)	-
Proceeds from demutualization of insurance carrier	4,669	91,286
Proceeds from sale of equity investment	-	100,000
Proceeds from sale of marketable securities	3,284,494	-
Net cash (used in)/provided by investing activities	(9,286,931)	68,154

Cash flows from financing activities
Proceeds from note receivable - related party for Series A
Convertible Preferred Stock	-	225,000
(Payment)/Proceeds of short-term note payable - related party	(307,500)	307,500
Proceeds from other receivable for London Private Placement	745,024	-
Proceeds from issuance of common shares	-	1,599,960
Net proceeds from issuance of common stock in initial public offering	13,101,336	-
Dividend distribution on Series A Convertible Preferred Stock	(15,793)	-
Net cash provided by financing activities	13,523,067	2,132,460

Net increase/(decrease) in cash	352,207	(529,388)
Cash at beginning of period	103,634	633,022
Cash at end of period	$455,841	$103,634

Supplemental Schedule of Non-Cash Financing and Investing Activities
Unrealized losses on marketable securities	$(20,124)	$-
Conversion of trade receivable - related party as of December 31, 2013 to a note receivable in the year ended December 31, 2014	$(1,209,388)	$-
Other receivable for proceeds of London Private Placement	$-	$745,024

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

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

The Company’s primary focus is the development and sale of disposable diagnostic testing devices that can be performed in minutes, to facilitate time sensitive therapeutic decisions. The Company’s main products are a disposable breathalyzer test that measures the blood alcohol content of the user, a rapid test detecting the antibody causing an allergic reaction to Heparin and a disposable breathalyzer test that measures Free Radical activity in the human body. When the Company enters into an agreement with a new distributor it typically requires an upfront licensing fee to be paid for the right to sell the Company’s products in specific markets.

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

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. In particular, information about significant areas of estimation, uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amounts recognized in the financial statements is included in the following notes for preferred stock, allowances for doubtful accounts, inventory write-downs, impairment of intangible assets and valuation of share based payments.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(c)	Functional and Presentation Currency

These consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information presented in U.S. Dollars has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from loans and cash balances denominated in Foreign Currencies, are recorded in the consolidated statement of operations and comprehensive loss.

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

Cash and cash equivalents comprise cash balances. The Company considers all highly liquid investments, which include short-term bank deposits (up to 3 months from date of deposit) that are not restricted as to withdrawal date or use, to be cash equivalents. Bank overdrafts are shown as part of trade and other payables in the consolidated balance sheet.

(b)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables and trade and other payables. The carrying value of cash and cash equivalents, receivables and trade and other payables approximate their fair value because of their short maturities. The Company believes the carrying amount of its note receivable approximates its fair value based on rates and other terms. The fair value of marketable securities is described in Note 3(c).

(c)	Fair Value Measurement – Marketable Securities

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include

●	quoted prices for similar assets or liabilities in active markets;

●	quoted prices for identical or similar assets or liabilities in inactive markets;

●	inputs other than quoted prices that are observable for the asset or liability;

●	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.

(d)	Trade Receivables, Trade Receivables – Related Party and Allowance for Doubtful Accounts

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

As of December 31, 2014 and 2013, allowances for doubtful accounts were $- and $-. Allowances charged for doubtful accounts amounted to $- and $- for the years ended December 31, 2014 and 2013.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

All of the Company’s cash is maintained with Fulton Bank of New Jersey, Bank of America, NA and PayPal. The funds are insured by the FDIC up to a maximum of $250,000, but are otherwise unprotected. The Company placed $399,417 and $- with Fulton Bank of New Jersey, $52,384 and $99,418 with Bank of America, NA and $4,040 and $4,216 with PayPal as of December 31, 2014 and 2013. No losses have been incurred in these accounts.

Concentration of credit risk with respect to trade receivables exists as approximately 85% of the Company’s revenue is generated by four customers. These customers accounted for 96% of trade receivables as of December 31, 2014. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Included in accounts receivable as of December 31, 2014 is a receivable of $1,000,000 due to be paid in two increments of $500,000, the first on April 30, 2015 and the second on July 30, 2015. Additionally, a receivable of $864,000 is due on June 25, 2015 (Note 3(j)).

(f)	Inventories

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

(g)	Property, Plant and Equipment

Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset.

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized within “other income” in the consolidated statement of operations and comprehensive loss.

Depreciation is recognized in profit and loss on the accelerated basis over the estimated useful lives of the property, plant and equipment. Leased assets are depreciated over the shorter of the lease term or their useful lives.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Plant and equipment	5-12
Furniture and fixtures	5-10
Computer equipment & software	3-5

Depreciation methods, useful lives and residual values are reviewed at each reporting date.

(h)	Intangible Assets

(i)	Patents and Trade Secrets

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

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Patents and trademarks	12-17
Customer lists	5

(i)	Recoverability of Long Lived Assets

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

(j)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns and rebate incentives are necessary as of December 31, 2014 and 2013.

The Company’s new distributor in Australia, Singapore, Oman and the United Arab Emirates, Thirty Six Strategies General Trading LLC (“36S”), a related party, placed their first order for one of the Company’s Rapid Enzymatic Assay (“REA”) based products during the three months ended June 30, 2014. The Company with the assistance of 36S, has submitted the product to Australia’s Therapeutic Goods Administration (“TGA”) and is awaiting final government approval for 36S to begin marketing the product. Although 36S has the right to return this product should the TGA deny government approval, the Company believes the likelihood of rejection is minimal and therefore recognized the entire sales transaction of $864,000 in revenue during the three months ended June 30, 2014. The product carries a United States Food and Drug Administration (“FDA”) Over-the-Counter approval (FDA K880723), three Conformité Européenne (“CE”) Marks (DE/CA09/0170/IVD/1428; DE/CA09/0170/IVD/1429; DE/CA09/0170/IVD/1430) for the European Economic Area and a Health Canada approval (73007) for Canada. The Company has never been denied a foreign government approval for any of its products that carries an FDA approval.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(k)	Income Taxes

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(l)	Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $35,454 and $40,714 for the years ended December 31, 2014 and 2013. These fees are classified as part of product revenue in the consolidated statement of operations and comprehensive loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $71,416 and $96,187 for the years ended December 31, 2014 and 2013.

(m)	Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.

(n)	Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over shorter of the period over which services are to be received or the vesting period.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees”. Under FASB ASC 505-50, the Company determines the fair value of the stock warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

(o)	Basic and Diluted Earnings per Share of Common Stock

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(p)	Recently Adopted Accounting Pronouncements

As of December 31, 2014 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(q)	Recently Issued Accounting Pronouncements not Yet Adopted

As of December 31, 2014, there are no recently issued standards not yet adopted which would have a material effect on the Company’s financial statements through 2016.

Note 4 - Fair Value Measurement - Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2014. There were no marketable securities as of December 31, 2013.

U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	2014
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$1,795	$-	$-	$-	$1,795
US agency securities	297,699	360	-	(141)	297,918
Certificates of deposits	3,430,000	10,653	-	(11,236)	3,429,417
Corporate securities	1,528,308	5,037	-	(6,631)	1,526,714
Municipal securities	4,008,811	2,422	-	(2,116)	4,009,117
Total Level 2:	9,266,613	18,472	-	(20,124)	9,264,961

Total:	$9,266,613	$18,472	$-	$(20,124)	$9,264,961

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities range from one to twenty years. Unrealized losses relating to the available for sale investment securities were recorded in the consolidated statement of changes in stockholders’ equity as comprehensive income. These amounts were $20,124 and $- (net of effect of income tax expense of $-0-) for the years ended December 31, 2014 and 2013.

As of December 31, 2014, investments in U.S. agency securities, corporate securities and municipal securities classified as available for sale mature as follows:

Within			After
1 Year	1 - 5 Years	5 - 10 Years	10 Years

$4,397,395	$4,767,538	$-	$100,028

Proceeds from the sale of marketable securities in the year ended December 31, 2014 is $3,284,494. Gross gain and gross loss as a result of the sales amounted to $861 and $110.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Note Receivable – Related Parties

On December 31, 2014 a note of $1,475,766 was issued to the Company in exchange for the Company’s open trade receivables from ChubeWorkx Guernsey Limited, a major shareholder. It is payable in sixty equal installments of $27,734 commencing January 1, 2015 and has an interest rate of 5% per annum. Installments due on the first of January, February and March 2015 have been settled.

In the event of default, the Company, at its sole discretion, has the right to redeem any and all Company shares owned by ChubeWorkx Guernsey Limited to satisfy the monies owed to the Company under this note.

The scheduled cash flow from the note is as follows:

	Principal	Interest	Total
Next 12 Months	$266,457	$66,350	$332,807
Next 13-24 Months	280,090	52,718	332,808
Next 25-36 Months	294,420	38,388	332,808
Next 37-48 Months	309,483	23,325	332,808
Next 49-60 Months	325,316	7,491	332,807
	$1,475,766	$188,272	$1,664,038

Note 6 - Inventories

Inventories at December 31, 2014 and 2013 consists of the following categories:

	2014	2013
Raw Materials	$413,897	$299,464
Sub-Assemblies	433,793	335,229
Finished Goods	86,365	422,411
Reserve for Obsolescence	(28,939)	(32,000)
	$905,116	$1,025,104

For the years ended December 31, 2014 and 2013 $- was charged to cost of goods sold for obsolete inventory.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Property, Plant and Equipment

Property, plant and equipment as of December 31, 2014 and 2013 are as follows:

	2014	2013

Computer Equipment	$100,405	$100,405
Computer Software	30,736	22,930
Office Equipment	50,049	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,111,005	1,098,503
Molds & Dies	654,327	649,647
Leasehold Improvements	222,594	222,594
	2,199,055	2,174,067
Less
Accumulated Depreciation	1,997,572	1,906,746

	$201,483	$267,321

During the years ended December 31, 2014 and 2013 depreciation expense was $90,826 and $95,825.

Note 8 - Intangible Assets

Intangible assets as of December 31, 2014 and 2013 and the movements for the years then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2012	$3,851,494	$1,270,639	$5,122,133
Additions	-	-	-
Disposals	-	-	-
At December 31, 2013	$3,851,494	$1,270,639	$5,122,133

Accumulated Amortization
At December 31, 2012	$1,158,285	$1,270,639	$2,428,924
Amortization Charge	258,572	-	258,572
Disposals	-	-	-
At December 31, 2013	$1,416,857	$1,270,639	$2,687,496

Net Book Value
At December 31, 2012	$2,693,209	$-	$2,693,209
At December 31, 2013	$2,434,637	$-	$2,434,637

Cost or Deemed Cost
At December 31, 2013	$3,851,494	$1,270,639	$5,122,133
Additions	-	-	-
Disposals	-	-	-
At December 31, 2014	$3,851,494	$1,270,639	$5,122,133

Accumulated Amortization
At December 31, 2013	$1,416,857	$1,270,639	$2,687,496
Amortization Charge	258,572	-	258,572
Disposals	-	-	-
At December 31, 2014	$1,675,429	$1,270,639	$2,946,068

Net Book Value
At December 31, 2013	$2,434,637	$-	$2,434,637
At December 31, 2014	$2,176,065	$-	$2,176,065

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the years ended December 31, 2014 and 2013 amortization expense was $258,572.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2015	$258,572
2016	$258,572
2017	$258,572
2018	$258,572
2019	$258,572

Note 9 - Trade and Other Payables

Trade and other payables as of December 31, 2014 and 2013 are as follows:

	2014	2013
Trade Payables	$364,079	$623,157
Other Payables	1,174,351	377,256
	$1,538,430	$1,000,413

Trade and other payables are non-interest bearing and are normally settled on 30 – 60 day terms.

Note 10 - Deferred Revenue – Related Party

Deferred revenue represents the unearned revenue from the 3-year exclusive License and Supply Agreement with ChubeWorkx Guernsey Limited (Note 15) for the purchase and distribution of the Company’s proprietary breathalyzer that was signed in June 2012. As of December 31, 2014, 8,120,000 units have been shipped. The license revenue is being recognized monthly on a straight line basis over the 3-year term of the agreement.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2013	1,989	$71.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at December 31, 2014	1,989	$71.76
Exercisable as of December 31, 2014	1,989	$71.76	0.21	$-

(b)	Stock options

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

The calculated fair value of these options was distributed to the following categories on the consolidated statement of operations and comprehensive loss:

Expense Category	2014	2013
Cost of Goods	$24,040	$-
General & Administrative	357,276	-
Sales & Marketing	48,081	-
Research & Development	120,203	-
	$549,600	$-

The options and warrants issued under the above four plans were valued using a Black Scholes option pricing model. The assumptions utilized in calculating the value of the issued options under Black Scholes are as follows:

	2014	2013
Expected option term	5 yrs	n/a
Expected volatility	127.32%	n/a
Expected dividend yield	0.00%	n/a
Risk free interest rate	1.71%	n/a

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the option activities for the year ended December 31, 2014:

Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2013	-	$-
Granted	175,000	4.98
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at December 31, 2014	175,000	$4.98
Exercisable as of December 31, 2014	175,000	$4.98	4.50	$600

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.99 for our common shares on December 31, 2014.

The total grant date fair value of stock options vested for the years ended December 31, 2014 and 2013 was $549,600 and $-.

As of December 31, 2014, there was $- of unrecognized compensation cost related to outstanding employee stock options.

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

On August 8, 2013, the Company filed a registration statement with the Securities and Exchange Commission seeking authority to begin trading the Company’s common shares on the NASDAQ stock exchange.

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

On December 23 2013, the Company issued 114,072 common shares in a private placement offering. The transaction was recorded at the value of the net proceeds. The proceeds were recorded in Other Receivables at December 31, 2013. The cash proceeds from the sale were received on January 2, 2014. The expenses related to this private placement are detailed below:

	$	$
Gross Proceeds:		800,732
Broker Commission	40,037
Legal Fees	15,671
Total Expenses		55,708
Net Proceeds:		745,024

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

On August 15, 2014, the Company issued 60,000 common shares in exchange for legal services rendered. The fair value of these shares was $196,800 which was reported as Administrative Expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2014 and 2013 the Company has reserved shares of its common stock as follows:

	2014	2013
Reserves for:
Outstanding Warrants	1,989	1,989
2013 Stock Incentive Plan	175,000	-
Total Reserves	176,989	1,989

The following is a reconcilement of the movement of shares of Series A Convertible Preferred stock (preferred stock) and common stock:

	Authorized		Issued
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Balance at December 31, 2012	50,000,000	500,000,000	10,000,000	1,278,948

Preferred Shares Converted:
November 15, 2013	-	-	(10,000,000)	320,512
Shares Cancelled:
December 3, 2013	-	-	-	(58,515)
Shares Issued:
June 12, 2013	-	-	-	512,820
December 23, 2013	-	-	-	114,072
Balance at December 31, 2013	50,000,000	500,000,000	-	2,167,837

Shares Issued:
January 23, 2014	-	-	-	2,727,000
August 15, 2014	-	-	-	60,000
Balance at December 31, 2014	50,000,000	500,000,000	-	4,954,837

Note 13 - Loss per share

The calculation of basic and diluted loss per share at December 31, 2014 and 2013 was based on the loss attributable to common shareholders of $3,142,960 and $1,526,773. The basic and diluted weighted average number of common shares outstanding for 2014 and 2013 was 4,745,684 and 1,596,722.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

Potential common shares consist of preferred stocks, options and warrants. Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2014 and 2013 since the effect of preferred stocks, options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders for the years. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were as follows: incentive and award stock options – 175,000 (2013: -); warrants 1,989 (2013: 1,989).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 - Income Tax Expense

The Company’s income tax benefit/(provision) is as follows:

	Years Ended December 31,
	2014	2013
Current	$1,295,979	$736,334
Deferred	132,379	$203,664
Change in Valuation Allowance	(1,428,358)	$(939,998)
Income Tax Benefit	$-	$-

As of December 31, 2014 and 2013, the Company had Federal net operating loss carry forwards of approximately $51,300,000 and $47,600,000, expiring through the year ending December 31, 2034. As of December 31, 2014 and 2013, the Company had New Jersey state net operating loss carry forwards of approximately $11,900,000 and $8,100,000, expiring through the year ending December 31, 2021.

The principle components of the deferred tax assets and related valuation allowances as of December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
Reserves and other	$684,830	$844,729
Net operating loss carry-forwards	18,754,066	17,165,809
Valuation Allowance	(19,438,896)	(18,010,538)
Net	$-	$-

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
Statutory U.S. Federal Income Tax Rate	(35.0%)	(35.0%)
New Jersey State income taxes, net of U.S.
Federal tax effect	(5.9%)	(5.9%)
Change in Valuation Allowance	40.9%	40.9%
Net	0.0%	0.0%

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $19,438,896 and $18,010,538. The change in the total valuation for the years ended December 31, 2014 and 2013 were increases of $1,428,358 and $939,998. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2014, the Company had no unrecognized tax benefits and no charge during 2014, and accordingly, the Company did not recognize any interest or penalties during 2014 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2014.

The Company files U.S. federal income tax returns and a state income tax returns. The U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

Note 15 - Related Party Transactions

On January 12, 2011, the Company entered into a consulting agreement with Nicolette Consulting Group Limited (NCG) for a period of three years under which the Company must pay NCG $27,917 per month in fees and up to $10,000 in reimbursement for monthly expenses (2014: $30,000; 2013: $110,000) for the services of Mr. Nicolette as President and Chief Executive Officer of the Company. The consulting agreement was extended through February 11, 2014 on December 23, 2013 and extended through March 31, 2014 on March 15, 2014. Mr. Nicolette resigned from the Company effective March 28, 2014.

On March 17, 2010, in exchange for an exclusive licensing agreement, ABI received a 20 percent equity stake in BreathScan International Ltd (BIL). During 2012, BreathScan International Limited changed its name to en(10) Guernsey Limited (“en(10)”). Thomas A. Nicolette, President and Chief Executive Officer of the Company, was also appointed to en(10)’s Board of Directors. The equity stake is accounted for using the equity method of accounting in accordance with the Financial Accounting Standards Board Accounting Standards Codification. The equity investment was initially recorded at cost, which was nil. During the year ended December 31, 2013 no profit or loss is recorded for en(10)’s results as en(10) recorded a net loss and the Company is not required to equity account any losses in excess of its carrying value on the books. On June 13, 2013 the Company sold its interest in en(10) to ChubeWorkx for $100,000 and Mr. Nicolette resigned from en(10)’s Board of Directors. A realized gain of $99,710 is recognized for the disposal of the investment in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2013.

On June 19, 2012, the Company entered into a 3 year exclusive License & Supply Agreement with ChubeWorkx Guernsey Limited (as successor to SONO International Limited) (“ChubeWorkx”) for the purchase and distribution of ABI’s proprietary breathalyzers outside North America. ChubeWorkx is the 80% shareholder in en(10) Guernsey Limited, described above. ChubeWorkx paid a licensing fee of $1,000,000, of which $333,333 was recognized as income for the years ended December 31, 2014 and 2013, with the deferral to be recognized over the remaining term of the agreement (Note 10).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 13, 2013, the Company announced an extension of the License and Supply Agreement with ChubeWorkx to include worldwide marketing and distribution of the “Be CHUBE” program using the Company’s breathalyzer.

On June 14, 2013, the Company announced that ChubeWorkx has agreed to subscribe for 512,820 new common shares in the Company for a total price of $1,600,000. The proceeds were received by the Company on June 14, 2013.

In accordance with FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, since the Amended License and Supply Agreement with ChubeWorkx was entered into simultaneously with the sale of the Company’s 20% interest in en(10) to ChubeWorkx and ChubeWorkx purchase of 512,820 shares of the Company’s common stock, the Company evaluated the separate agreements as a single arrangement with multiple deliverables in considering whether there were one or more units of accounting. The three arrangements were considered to be separate units of accounting since the three transactions have value to ChubeWorkx on a stand-alone basis and the transactions were consummated with no right of return. The entire consideration of the three arrangements was allocated at the inception of the arrangements on the basis of their relative selling price. The proceeds of $1,600,000 were allocated to the sale of the 80 million shares of the Company’s common stock based on third party selling price. The third party selling price was based on the selling price of the stock on the AIM Market of the London Stock Exchange on date of the arrangement. The Amended License and Supply agreement was allocated zero value based on the Company’s best estimate of the selling price for that deliverable. This best estimate was based on the fact that the Company and ChubeWorkx are in the process of developing an appropriate marketing plan for the region and that there is no current active market for the Company’s CHUBE products in the expanded region. $100,000 of the proceeds were allocated to the sale of the Company’s 20% interest in en(10) based on the Company’s best estimate of the selling price for this deliverable. This best estimate was based on the negotiation of the sale with ChubeWorkx.

On August 5, 2013, the Board of Directors appointed Gary M. Rauch, the principal of DataSys Solutions, LLC (DS), as the Corporate Treasurer. The Company entered into a consulting agreement with DS on January 1, 2011, with a term of three years, under which the Company agreed to pay $5,625 per month for Mr. Rauch’s services as Controller of the Company. On March 18, 2014, the Board of Directors approved the appointment of Mr. Rauch as Vice President of Finance, retroactive to February 2, 2014, and he became an employee of the Company.

On December 23, 2013, the Company entered into a short-term bridge loan with Nicolette Consulting Group for $307,500, payable on January 15, 2014 with a 5% per annum interest rate. The transaction was recorded as a Short-Term Notes Payable – Related Party. The loan, with interest amounting to $969, was paid in full on January 15, 2014.

On June 30, 2014, the Company recorded a sale of $864,000 to Thirty Six Strategies General Trading LLC (“36S”)(Note 3(j)). Gavin Moran, a member of the Company’s Board of Directors, has beneficial ownership in 36S.

Trade receivables – related party as of December 31, 2014 and 2013 are amounts due from ChubeWorkx Guernsey Limited, a major shareholder of the Company of $- and $1,209,388. As of December 31, 2013, the amount due was non-interest bearing, unsecured and had a term of 90 days generally. As of December 31, 2014, the total outstanding trade receivable was converted to a note receivable (Note 5).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Product revenue – related parties for the years ended December 31, 2014 and 2013 are $766,379 and $1,719,340 from ChubeWorkx Guernsey Limited, a major shareholder of the Company.

Administrative expenses – related parties for the years ended December 31, 2014 and 2013 are $183,752 and $361,176 for Nicolette Consulting Group and $11,250 and $67,500 for DataSys Solutions.

Note 16 - Commitments

The Company leases its facility in West Deptford, New Jersey under an operating lease with annual rentals of $132,000 plus common area maintenance (CAM) charges. The lease, which took effect on January 1, 2008, reduced the CAM charges allowing the Company to reach their own agreements with utilities and other maintenance providers.

On January 7, 2013, the Company extended its lease agreement for a term of 7 years, expiring December 31, 2019. Under the terms of the lease, The Company will pay $132,000 per year.

Rent expense, including related CAM charges for the years ended December 31, 2014 and 2013 was $161,245 and $148,593.

The Company entered into a 60 month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	6,156	138,156
Next 37-48 Months	132,000	6,156	138,156
Next 49-60 Months	132,000	5,130	137,130

Note 17 - Major Customers

For the year ended December 31, 2014, four customers generated more than 10% of the Company’s revenue. Sales to these customers accounted for 85% of the Company’s revenue. As of December 31, 2014, the amount due from these customers was $3,406,026 of which $1,475,766 is a note receivable (Note 5). This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31, 2013, two customers each generated more than 10% of the Company’s revenue. In aggregate, sales to these customers accounted for 79% of the Company’s revenue. As of December 31, 2013, the amount due from these two customers was $1,269,769.

Note 18 - Major Suppliers

For the year ended December 31, 2014, one supplier accounted for more than 10% of the Company’s purchases. This supplier accounted for 17% of the Company’s total purchases. As of December 31, 2014, the amount due to the supplier was $11,880. This makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the year ended December 31, 2013, three suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 60% of the Company’s total purchases. As of December 31, 2013, the amount due to these three suppliers was $167,616.

Note 19 - Contingencies

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin. This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”), as amended on April 18, 2012. Prior to filing the complaint the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company successfully removed the Florida state court case filed by Mr. Martin to the Federal District Court, Middle District, Florida. On March 10, 2015, the Federal Southern District of New York denied Mr. Martin’s request to transfer venue to Florida and retained jurisdiction. In light of this decision, The Company and Mr. Martin have entered into a Stipulation that Mr. Martin’s Florida Action will be dismissed without prejudice. It is anticipated that Mr. Martin will re-file his claim in the Southern District of New York as Counterclaims. The Company continues to seek the most efficient and optimal manner to handle Mr. Martin’s claims without prejudicing any of its rights. The Company believes that no accrual for potential losses from this case are necessary.

Note 20 - Subsequent Events

On October 23, 2014 the Company signed a joint venture agreement with Hainan Savy Investment Management Ltd and Mr. Thomas Knox, a related party, to research, develop, produce and sell certain of the Company’s rapid diagnostic screening and testing products in China. The joint venture company will be located in Haikou, the capital city of the province of Hainan, China and is incorporated as Hainan Savy Akers Biosciences, Ltd. The Company invested cash of ¥398,000 ($64,675) on March 9, 2015, to hold a 19.9% equity position and Dr. Raymond F. Akers, Jr. and Mr. Thomas Knox will serve on the Board of Directors of the joint venture.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 9, 2015, the Board of Directors of the Company approved, upon recommendation from the Compensation Committee of the Board, by unanimous written consent the Amended and Restated 2013 Incentive Stock and Award Plan (the “Plan”), which increases the number of authorized shares of common stock subject to the Plan by 400,000 shares.

Additionally, pursuant to the Plan, on January 9, 2015, the Company issued an aggregate of 190,000 shares of the Company’s restricted common stock, no par value per share, with a fair value of $697,300, calculated using the closing price of $3.67 per common share as of January 9, 2015, to the following directors and officers for their services in the year ended December 31, 2014:

Name	Shares
Akers, Jr., Raymond	70,000
Knox, Brandon	35,000
Knox, Thomas	50,000
Maran, Gavin	35,000
190,000

The $697,300 was expensed in 2014 and the liability is included in Trade and Other Payables on the consolidated balance sheet.

On January 26, 2015, the European Patent Office issued a patent surrounding the Company’s novel blood separator technology and method of separating a fluid fraction from whole blood (the “Technology’). The Company was granted U.S. patent protection for the Technology in 2011.

On February 4, 2015, the Company’s quality management system was certified as compliant with the International Standards Organization’s (“ISO”) 13485:2003 requirements for the design, manufacture and distribution of medical devices including in-vitro diagnostic products.

