Form 10-Q
period 2015-03-31
Akers Biosciences Inc
filed 2015-05-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 13, 2015, there were 5,144,837 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$336,243	$455,841
Marketable Securities	8,058,310	9,264,961
Trade Receivables (net)	1,134,248	1,154,290
Trade Receivables - Related Party	864,000	864,000
Notes Receivable - Related Party	291,684	266,457
Other Receivables	26,450	41,435
Inventories (net)	969,903	905,116
Other Current Assets	128,104	107,634

Total Current Assets	11,808,942	13,059,734

Non-Current Assets
Notes Receivable - Related Party	1,140,591	1,209,309
Property, plant and equipment, net	230,286	201,482
Intangible assets, net	2,111,422	2,176,065
Other Assets	68,957	4,283

Total Non-Current Assets	3,551,256	3,591,139

Total Assets	$15,360,198	$16,650,873

LIABILITIES
Current Liabilities
Trade and Other Payables	$928,876	$1,538,431
Deferred Revenue - Related Party	222,222	305,556

Total Current Liabilities	1,151,098	1,843,987

Total Liabilities	1,151,098	1,843,987

EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common Stock, No par value, 500,000,000 shares authorized, 5,144,837 and 4,954,837 issued and outstanding as of March 31, 2015 and December 31, 2014	100,388,396	99,691,096
Accumulated Deficit	(86,185,885)	(84,864,086)
Accumulated Comprehensive Gain/(Loss)	6,589	(20,124)

Total Equity	14,209,100	14,806,886

Total Liabilities and Equity	$15,360,198	$16,650,873

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

For three months ended March 31, 2015 and 2014

(unaudited)

	2015	2014
Revenues:
Product Revenue	$411,714	$324,207
Product Revenue - Related party	-	766,379
License Revenue	15,000	-
License Revenue - Related party	83,333	83,333
Total Revenue	510,047	1,173,919
Cost of Sales:
Product Cost of Sales	(226,341)	(604,323)

Gross Profit	283,706	569,596

Administrative Expenses	698,434	458,680
Administrative Expenses - Related parties	-	195,002
Sales and Marketing Expenses	575,252	211,098
Research and Development Expenses	305,574	253,538
Amortization of Non-Current Assets	64,643	64,643

Loss from Operations	(1,360,197)	(613,365)

Other (Income)/Expenses
Foreign Currency Transaction Income	(995)	(2,399)
Gain from demutualization of insurance carrier	-	(4,669)
Interest and Dividend Income	(32,048)	(10,697)
Other Income	(5,355)	-
Total Other Income	(38,398)	(17,765)

Loss Before Income Taxes	(1,321,799)	(595,600)

Income Tax Benefit	-	-

Net Loss Attributable to Common Stockholders	(1,321,799)	(595,600)

Other Comprehensive Gain/(Loss)
Unrealized Gains/(Losses) on Marketable Securities	26,713	(10,874)
Total Other Comprehensive Gain/(Loss)	26,713	(10,874)

Comprehensive Loss	$(1,295,086)	$(606,474)

Basic & diluted loss per common share	$(0.26)	$(0.14)

Weighted average basic & diluted common shares outstanding	5,125,837	4,197,937

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For three months ended March 31, 2015

	Common
	Shares			Accumulated
	Issued and	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Deficit	Loss	Equity

Balance at December 31, 2014 (audited)	4,954,837	$99,691,096	$(84,864,086)	$(20,124)	$14,806,886

Net loss for the period		-	(1,321,799)	-	(1,321,799)
Issuance of Restricted Common Stock for Directors & Officers	190,000	697,300	-	-	697,300
Unrealized gain on marketable securities		-	-	26,713	26,713

Balance at March 31, 2015 (unaudited)	5,144,837	$100,388,396	$(86,185,885)	$6,589	$14,209,100

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flow

For three months ended March 31, 2015 and 2014

(unaudited)

	2015	2014
Cash flows from operating activities
Net loss for the period	$(1,321,799)	$(595,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and dividends on marketable securities	7,156	-
Depreciation and amortization	80,349	86,825
Gain from other non-operating activities	(5,355)	(4,669)
Changes in assets and liabilities
(Increase)/decrease in trade receivables	20,041	(20,197)
Increase in trade receivables - related party	-	(266,379)
Decrease in notes receivables - related party	43,491	-
(Increase)/decrease in other receivables	14,985	(30,697)
(Increase)/decrease in inventories	(64,786)	359,996
(Increase)/decrease in other assets	(20,470)	118,698
Increase/(decrease) in trade and other payables	87,745	(390,428)
Decrease in other payables - related party	-	(6,586)
Decrease in deferred revenue - related party	(83,333)	(83,333)
Net cash used in operating activities	(1,241,976)	(832,370)

Cash flows from investing activities
Purchases of property, plant and equipment	(44,510)	-
Purchases of marketable securities	(27,228)	(12,508,984)
Investment in Hainan Savy Akers Biosciences, Ltd. joint venture	(64,675)	-
Proceeds from demutualization of insurance carrier	-	4,669
Proceeds from other non-operating activities	5,355	-
Proceeds from sale of marketable securities	1,253,436	-
Net cash provided by/(used in) investing activities	1,122,378	(12,504,315)

Cash flows from financing activities
Payment of short-term note payable - related party	-	(307,500)
Proceeds from issuance of common shares	-	745,024
Net proceeds from issuance of common stock in initial public offering	-	13,101,336
Net cash provided by financing activities	-	13,538,860

Net increase/(decrease) in cash	(119,598)	202,175
Cash at beginning of period	455,841	103,634
Cash at end of period	$336,243	$305,809

Supplemental Schedule of Non-Cash Financing and Investing Activities
Unrealized gains/(losses) on marketable securities	$26,713	$(10,874)
Issuance of restricted common share grants to directors and officers accrued in 2014	$697,300	$-

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

(a)	Reporting Entity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2014 included in Form 10-K of Akers Biosciences, Inc. (“the Company”).

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

Note 2 – Basis of Presentation and Significant Accounting Policies

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

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables and trade and other payables. The carrying value of cash and cash equivalents, receivables and trade and other payables approximate their fair value because of their short maturities. The Company believes the carrying amount of its note receivable approximates its fair value based on rates and other terms. The fair value of marketable securities is described in Note 2(g).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(g)	Fair Value Measurement – Marketable Securities

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2015 and December 31, 2014, allowances for doubtful accounts were $- and $-. Allowances charged for doubtful accounts amounted to $- for the three months ended March 31, 2015 and 2014.

(i)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

Substantially all of the Company’s cash are maintained with Fulton Bank of New Jersey and Bank of America. The funds are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 per account or instrument, but are otherwise unprotected. The Company placed $210,771 and $399,417 with Fulton Bank of New Jersey, $82,954 and $52,384 with Bank of America and $4,040 PayPal as of March 31, 2015 and December 31, 2014. The Company had $37,067 and $- on hand, pending deposit as of March 31, 2015 and December 31, 2014.

Concentration of credit risk with respect to trade receivables exists as approximately 66% of its revenue was generated by two customers for the three months ended March 31, 2015. These customers accounted for 4% of trade receivables as of March 31, 2015. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Included in accounts receivable as of March 31, 2015 and December 31, 2014 is a receivable of $1,000,000 due to be paid in two increments of $500,000, the first on April 30, 2015 and the second on July 30, 2015. Additionally, a receivable of $864,000 is due on June 25, 2015 (Note 2(n)).

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2015, the Company has nine patents from the United States Patent Office in effect (7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 8,871,521, 5,827,749 and 8,808,639). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such events and circumstances have occurred during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

(n)	Investments

In accordance with FASB ASC 323, the Company recognizes investments in joint ventures based upon the Company’s ability to significantly influence the operational or financial policies of the joint venture. An objective judgment of the level of influence is made at the time of the investment based upon several factors including, but not limited to the following:

a)	Representation on the Board of Directors
b)	Participation in policy-making processes
c)	Material intra-entity transactions
d)	Interchange of management personnel
e)	Technological dependencies
f)	Extent of ownership and the ability to influence decision making based upon the makeup of other owners when the shareholder group is small.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company follows the equity method for valuating investments in joint ventures when the existence of significant influence over operational and financial policy has been established, as determined by management; otherwise, the Company will valuate these investments using the cost method.

Investments recorded using the cost method will be assessed for any decrease in value that has occurred that is other than temporary and the other than temporary decrease in value shall be recognized. As and when circumstances and facts change, the Company will evaluate the Company’s ability to significantly influence operational and financial policy to establish a basis for converting the investment accounted for using the cost method to the equity method of valuation.

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. This is included in other assets in the condensed consolidated balance sheet as of March 31, 2015 and is accounted for using the cost method.

(o)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns and rebate incentives are necessary as of March 31, 2015 and December 31, 2014.

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

(p)	Income Taxes

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

(q)	Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $18,941 and $ $8,238 for the three months ended March 31, 2015 and 2014. These fees are classified as part of product revenue in the statement of operations. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $44,690 and $11,037 for the three months ended March 31, 2015 and 2014.

(r)	Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(s)	Stock-based Payments

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

(t)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

The calculation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014 was based on a loss of $1,321,799 and $595,600 attributable to common shareholders.

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic loss per common share for the three months ended March 31, 2015 and 2014 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders for the periods. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were 175,000 units of options for the three months ended March 31, 2015 and 1,989 units of warrants for the three months ended March 31, 2014.

(u)	Recently Adopted Accounting Pronouncements

As of March 31, 2015 and for the three months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(v)	Recently Issued Accounting Pronouncements not Yet Adopted

As of March 31, 2015, there are no recently issued standards not yet adopted which would have a material effect on the Company’s financial statements through 2016.

Note 3 – Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2015 and December 31, 2014.

U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	2015
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$11,012	$0	$-	$-	$11,012
US agency securities	297,699	960	1,125	-	299,784
Certificates of deposits	2,940,000	4,654	7,847	-	2,952,501
Corporate securities	1,528,308	2,708	785	-	1,531,801
Municipal securities	3,263,385	2,995	-	(3,168)	3,263,212
Total Level 2:	8,040,404	11,317	9,757	(3,168)	8,058,310

Total:	$8,040,404	$11,317	$9,757	$(3,168)	$8,058,310

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities range from one to twenty years. Unrealized gains and losses relating to the available for sale investment securities were recorded in the consolidated statement of changes in stockholders’ equity as comprehensive income. These amounts were a gain of $26,713 for the three months ended March 31, 2015 and a loss of $10,874 for the three months ended March 31, 2014.

As of March 31, 2015, investments in U.S. agency securities, corporate securities and municipal securities classified as available for sale mature as follows:

Within			After
1 Year	1 - 5 Years	5 - 10 Years	10 Years

$3,123,251	$4,835,032	$-	$100,027

Proceeds from the sale of marketable securities for the three months ended March 31, 2015 and 2014 were $1,253,436 and $1,713. For the three months ended March 31, 2015 and 2014 the gross gain was $448 and $40 as a result of the sales.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Trade Receivables – Related Party

The Company reclassified the trade receivable of $864,000 from Thirty Six Strategies General Trading LLC (“36S”) as a trade receivable – related party in 2015 (Note 14). As a result, the Company also reclassified this trade receivable on the condensed consolidated balance sheet as of December 31, 2014.

Note 5 – Note Receivable – Related Party

On December 31, 2014 a note of $1,475,766 was issued to the Company in exchange for the Company’s open trade receivables from ChubeWorkx Guernsey Limited, a major shareholder. It is payable in sixty equal installments of $27,734 commencing January 1, 2015 and has an interest rate of 5% per annum. Installments due for January and February 2015 were received in the three months ended March 31, 2015. An issue with an invalid bank account number delayed the March payment, which was received along with the amount due for April 2015 on April 16, 2015. The amount due for May 2015 was received on May 5, 2015. Interest income received in the three months ended March 31, 2015 was $11,997 and is recorded in the interest and dividend income in the condensed consolidated statement of operations and comprehensive income.

In the event of default, the Company, at its sole discretion, has the right to redeem any and all Company shares owned by ChubeWorkx Guernsey Limited to satisfy the monies owed to the Company under this note.

The scheduled cash flow from the note is as follows:

	Principal	Interest	Total
Next 12 Months	$291,684	$68,858	$360,542
Next 13-24 Months	283,606	49,202	332,808
Next 25-36 Months	298,115	34,693	332,808
Next 37-48 Months	313,368	19,440	332,808
Next 49-60 Months	245,502	4,103	249,605
	$1,432,275	$176,296	$1,608,571

Notes receivable – related party as of March 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Current	$291,684	$266,457
Non-current	1,140,591	1,209,309
	$1,432,275	$1,475,766

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Inventories

Inventories at March 31, 2015 and December 31, 2014 consists of the following categories:

	2015	2014
Raw Materials	$446,134	$413,897
Sub-Assemblies	435,684	433,793
Finished Goods	117,024	86,365
Reserve for Obsolescence	(28,939)	(28,939)
	$969,903	$905,116

For the three months ended March 31, 2015 and 2014, no charges were made to cost of goods sold for obsolete inventory.

Note 7 – Property, Plant and Equipment

Property, plant and equipment as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014

Computer Equipment	100,405	$100,405
Computer Software	30,735	30,736
Office Equipment	50,049	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,112,060	1,111,005
Molds & Dies	697,782	654,327
Leasehold Improvements	222,594	222,594
	2,243,564	2,199,055
Less
Accumulated Depreciation	2,013,278	1,997,572

	$230,286	$201,483

Depreciation expense was $15,706 and $22,180 for the three months ended March 31, 2015 and 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Intangible Assets

Intangible assets as of March 31, 2015 and December 31, 2014 and the movements for the three months then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2014	$3,851,495	$1,270,639	$5,122,134
Additions	-	-	-
Disposals	-	-	-
At March 31, 2015	$3,851,495	$1,270,639	$5,122,134

Accumulated Amortization
At December 31, 2014	$1,675,430	$1,270,639	$2,946,069
Amortization Charge	64,643	-	64,643
Disposals	-	-	-
At March 31, 2015	$1,740,073	$1,270,639	$3,010,712

Net Book Value
At December 31, 2014	$2,176,065	$-	$2,176,065
At March 31, 2015	$2,111,422	$-	$2,111,422

Amortization expense was $64,643 for the three months ended March 31, 2015 and 2014.

Note 9 – Trade and Other Payables

Trade and other payables as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Trade Payables	$390,694	$364,080
Other Payables	538,182	1,174,351
	$928,876	$1,538,431

Trade and other payables are non-interest bearing and are normally settled on 30 day terms.

Note 10 – Deferred Revenue – Related Party

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

Note 11 – Share-based Payments

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 9, 2015, the Board of Directors of the Company approved, upon recommendation from the Compensation Committee of the Board, by unanimous written consent the Amended and Restated 2013 Incentive Stock and Award Plan (the “Plan”), which increases the number of authorized shares of common stock subject to the Plan to 800,000 shares.

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

The Company has issued warrants to various employees, consultants and members of the Board of Directors of the Company for their services either in connection with the Company’s ongoing efforts to raise capital or the development of the Company’s products. In addition, the Company has granted warrants to lenders in connection with the issuance of debt. Each warrant granted may be exchanged for a prescribed number of shares of common stock. The warrants expired March 18, 2015.

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2014	1,989	$71.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	(1,989)	71.76
Balance at March 31, 2015	-	$-
Exercisable as of March 31, 2015	-	$-	-	$-

(b)	Stock options

Qualified option holders may exercise their options at their discretion. Each option granted may be exchanged for a prescribed number of shares of common stock.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the option activities for the three months ended March 31, 2015:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2014	175,000	$4.98
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2015	175,000	$4.98
Exercisable as of March 31, 2015	175,000	$4.98	4.25	$15,600

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.24 for our common shares on March 31, 2015.

The total grant date fair value of stock options vested for the three months ended March 31, 2015 and 2014 was $-.

As of March 31, 2015, there was $- of unrecognized compensation cost related to outstanding employee stock options.

Note 12 – Equity

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

On January 9, 2015, the Company issued an aggregate of 190,000 shares of the Company’s restricted common stock, no par value per share, with a fair value of $697,300, calculated using the closing price of $3.67 per common share as of January 9, 2015, to the following directors and officers for their services in the year ended December 31, 2014:

Name	Shares
Akers, Jr., Raymond	70,000
Knox, Brandon	35,000
Knox, Thomas	50,000
Moran Gavin	35,000
190,000

The $697,300 was expensed in 2014 and the liability is included in Trade and Other Payables on the consolidated balance sheet for the year ended December 31, 2014.

As of March 31, 2015 the Company has 175,000 reserved shares of its common stock for outstanding warrants and options. At December 31, 2014 the Company had 176,989 reserved shares of its common stock for outstanding warrants and options.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Income Tax Expense

There is no income tax benefit for the losses for the three months ended March 31, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2015, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2015 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

Note 14 – Related Party Transactions

On January 12, 2011, the Company entered into a consulting agreement with Nicolette Consulting Group Limited (NCG) for a period of three years for the services of Mr. Thomas A. Nicolette as President and Chief Executive Officer of the Company. The consulting agreement was extended through February 11, 2014 on December 23, 2013 and extended through March 31, 2014 on March 15, 2014. Mr. Nicolette resigned from the Company effective March 28, 2014.

On June 19, 2012, the Company entered into a 3 year exclusive License & Supply Agreement with Chubeworkx Guernsey Limited (as successor to SONO International Limited) (“Chubeworkx”) for the purchase and distribution of Akers Bio’s proprietary breathalyzers outside North America. Chubeworkx paid a licensing fee of $1,000,000 which is being recognized over the remaining term of the agreement (Note 10).

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 30, 2014, the Company recorded a sale of $864,000 to Thirty Six Strategies General Trading LLC (“36S”)(Note 2(n) and Note 4). Gavin Moran, a member of the Company’s Board of Directors, has beneficial ownership in 36S.

Trade receivables – related party as of March 31, 2015 and December 31, 2014 are amounts due from 36S of $864,000. The amount due is non-interest bearing, unsecured and has a term of 360 days. As of December 31, 2014, the outstanding trade receivable – related party due from ChubeWorkx of $1,475,766 was converted to a note receivable (Note 5).

Product revenue – related parties for the three months ended March 31, 2015 and 2014 were $- and $766,369 from ChubeWorkx Guernsey Limited, a major shareholder of the Company.

Administrative expenses – related parties for the three months ended March 31, 2015 and 2014 were $- and $183,752 for Nicolette Consulting Group and $- and $11,250 for DataSys Solutions.

Note 15 – Commitments

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

Rent expense, including related CAM charges, were $40,411 and $40,375 for the three months ended March 31, 2015 and 2014.

The Company entered into a 60 month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	6,156	138,156
Next 37-48 Months	132,000	6,156	138,156
Next 49-60 Months	99,000	3,591	102,591

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Major Customers

For the three months ended March 31, 2015, two customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 66% of the Company’s product revenue. As of March 31, 2015, the amount due from these two customers was $81,111. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three months ended March 31, 2014, two customers each generated more than 10% of the Company’s product revenue. Sales to these customers accounted for 86% of the Company’s product revenue. As of March 31, 2014, the amount due from these customers was $1,546,548.

Note 17 – Major Suppliers

For the three months ended March 31, 2015, two suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 45% of the Company’s total purchases. As of March 31, 2015, the amount due to the suppliers was $67,116.

For the three months ended March 31, 2014, three suppliers each accounted for more than 10% of the Company’s purchases. These suppliers accounted for 58% of the Company’s total purchases. As of March 31, 2014, the amount due to the suppliers was $31,408.

Note 18 – Contingencies

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin.  This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”), as amended on April 18, 2012.  Prior to filing the complaint the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company successfully removed the Florida state court case filed by Mr. Martin to the Federal District Court, Middle District, Florida. On March 10, 2015, the Federal Southern District of New York denied Mr. Martin’s request to transfer venue to Florida and retained jurisdiction. In light of this decision, The Company and Mr. Martin have entered into a Stipulation that Mr. Martin’s Florida Action will be dismissed without prejudice. To-date, Mr. Martin has not re-filed his claim in the Southern District of New York as Counterclaims and the case has entered into the discovery phase. The Company continues to seek the most efficient and optimal manner to handle Mr. Martin’s claims without prejudicing any of its rights. The Company believes that no accrual for potential losses from this case are necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Akers Biosciences, Inc. ( “Akers”, “Aker Bio”, “we” or the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

All of Akers’ rapid, single-use tests are performed in vitro (outside the body) and are designed to enhance patient well-being and reduce the cost of healthcare. The Company’s current product offerings and pipeline products focus on delivering diagnostic assistance in a wide variety of healthcare fields/specialties, including cardiology/emergency medicine, metabolism/nutrition, neuropsychiatry, oncology and infectious disease detection, as well as for on- and off-the-job alcohol safety initiatives.

Akers believes that low-cost, single-use testing not only saves time and money, but allows for more frequent, near-patient testing which may save lives. We believe that our FDA-cleared rapid diagnostic tests help facilitate targeted diagnoses and real-time treatment. We also believe that our rapid diagnostic tests surpass most other current diagnostic products with their flexibility, speed, ease-of-use, readability, low cost and accuracy. In minutes, detection of disease states and medical conditions can be performed on single-patient specimens, without sacrificing accuracy.

We believe the use of rapid tests, which can be performed at the point-of-care when and where the patient is being consulted, can result in immediate diagnostic decisions and subsequent treatment regimens and is an important development in the practice of medicine. Point-of-care testing addresses today’s challenges in the healthcare industry, such as:

●	cost pressures/efficiency of healthcare delivery;

●	need for affordable mass screening tests for key infectious diseases, cardiac conditions, and metabolic markers;

●	need for easy to use, accurate at-home tests for individuals to monitor their personal health and wellness; and

●	public health needs in developing countries lacking basic health infrastructure.

Management’s Plans and Basis of Presentation

To date, the Company has in large part relied on equity financing to fund its operations, raising $13,101,336, net of expenses, in an initial public offering on the NASDAQ Capital Market in 2014. The Company has experienced recurring losses and negative cash flows from operations. Management’s strategic plans include the following:

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

Despite our plans, the Company expects to continue to incur losses from operations for the near-term and these losses could be significant for the following reasons:

●	some of Akers’ distribution partnerships have been recently established or are in the process of being initiated and, therefore, consistent and historical ordering patterns have not been instituted;

●	the Company continues to incur expenses related to the initial commercialization and marketing activities for METRON, VIVO, BreathScan Lync™, and product development (research, clinical trials, regulatory tasks) costs for its emerging products including Breath PulmoHealth, BreathScan® DKA and PIFA PLUSS® Infectious Disease point-of-care tests); and

●	to expand the use of its clinical laboratory products, the Company may need to invest in additional marketing support programs to increase brand awareness.

At March 31, 2015, Akers had cash of $336,243, working capital of $10,657,843, stockholders’ equity of $14,209,100 and an accumulated deficit of $86,185,885. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 36 months. The Company closely monitors its cash balances, cash needs and expense levels.

Summary of Statements of Operations for the Three Months Ended March 31, 2015 and 2014

Revenue

Akers’ revenue for the three months ended March 31, 2015 totaled $510,047, a 57% decrease from the same period in 2014. The majority of the revenue reduction was due to the anticipated decline in orders from ChubeWorkx Guernsey Limited, our distributor of the alcohol breathalyzer product from the MPC product line. During the three months ended March 31, 2015, ChubeWorkx accounted for $- whereas they accounted for $766,379 of our MPC product revenue in the same period of 2014, prior to the French government's postponement, indefinitely, of the fine that was to be imposed for drivers failing to possess breathalyzers in their vehicles. Sales of MPC products therefore decreased by 95%.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products for the period ended March 31, 2015 totaled $338,361, a 17% increase from the same period in 2014. The Company’s added multiple technical sales account executives during the period whose role is to support more than 300 sales representatives of Akers’ US distribution partners, Cardinal Health (“Cardinal”), Fisher HealthCare (“Fisher”) and Typenex Medical (“Typenex”). The revenue benefit from additional sales executives is not expected to be seen until the second quarter.

Other operating revenue increased 28% for the period ended March 31, 2015. The improvement was due to increases in licensing fees and shipping and handling fees.

Cost of sales for the three months ended March 31, 2015 decreased by 63% compared to the same period in 2014 to $226,341 from $604,323 in 2014. Direct cost of sales decreased to 24% of product revenue while indirect cost of sales increased to 33% for the three months ended March 31, 2015 as compared to 45% and 11% respectively for the same period in 2014. Overall, cost of sales, as a percentage of product revenue, was 56% and 55% for the three month periods ended March 31, 2015 and 2014.

The increase in indirect cost of sales is attributed to significant increases in shipping expenses and repairs and maintenance of equipment and was mitigated by a reduction in indirect personnel expenses in the three months ended March 31, 2015. In addition, the percentage increase is affected by the fixed cost nature of many of the components in this category.

Akers’ gross profit margin, as a percentage of revenue, continued to improve, increasing to 56% for the three months ended March 31, 2015 as compared to 49% in 2014. The improvement in gross profit margin was derived from an increase in the average selling price of products in the three months ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015, totaled $698,433, which was a 7% increase as compared to $653,682 for the three months ended March 31, 2014. The most significant expenses are personnel, professional services and stock market and investor relations fees which totaled $517,399 (2014: $553,539). Increased travel ($55,598 (2014: $98)) in support of investor relations activities, the joint venture with Hainan Savy Investment Management, Ltd in the People’s Republic of China and the creation of the Facilities Management department ($57,242 (2014: $-)) that was completed in April, 2014 accounted for the majority of the increase in expenses for the period ended March 31, 2015. Prior to April, 2014, facility management expenses were distributed across several functional areas and cost categories.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2015 totaled $575,252, which was a 173% increase as compared to $211,098 for the three months ended March 31, 2014. The increase is the result of a significant increase in personnel costs ($323,209 (2014: $110,702)) for additional sales and marketing staff and for market development studies and other professional services ($204,576 (2014: $28,550)). The increases were offset by lower royalty and external sales commission expenses ($6,639 (2014: $60,774)).

Research and Development

Research and development expenses for the three months ended March 31, 2015 totaled $305,574, which was a 21% increase as compared to $253,538 for the three months ended March 31, 2014. The increase is the result of expenses for professional services ($91,186 (2014: $6,503)) and supplies ($16,514 (2014: $4,115)) offset by a decline in personnel expenses ($166,115 (2014: $218,315)). The significant increase in professional services relates primarily to product engineering and design services involved in the launch of new products.

The following table illustrates research and development costs by project for the three months ended March 31, 2015 and 2014, respectively.

Project	2015	2014
Asthma/pH	$-	$3,119
BreathScan®	9,901	13,716
Chlamydia Trachomatis	56,562	-
CHUBE	397	1,851
Heparin/PF4	43,514	38,893
HIV	9,473	5,451
Ketone	12,865	37,321
Lithium	28,724	-
Lyophilization	-	54,840
Malaria	-	3,220
METRON	1,956	-
Other Projects	68,967	-
PIFA PLUSS® PF4	-	786
Sonicator OQ	886	-
Troponin (heart attacks)	55,309	-
Tri-Cholesterol	3,239	-
VIVO	13,781	94,341
Total R&D Expenses:	$305,574	$253,538

Other Income and Expense

Other income increased for the three months ended March 31, 2015 to $38,398 from $17,765 for the same period in 2014. The increase is the result of interest and dividend earnings on the marketable securities and the note receivable totaling $31,600 (2014: $10,657).

Income Taxes

As of March 31, 2015, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the three months ended March 31, 2015 and 2014, the Company generated a net loss attributable to shareholders of $1,321,799 and $595,600, respectively. As of March 31, 2015 and December 31, 2014, the Company has an accumulated deficit of $86,185,885 and $84,864,086 and had cash totaling $336,243 and $455,841, respectively.

Currently, our primary focus is to expand the domestic and international distribution of our PIFA Heparin/PF4 rapid assays. The Company continues commercialization tasks for METRON, VIVO, and BreathScan Lync™, as well as development activities for its PIFA PLUSS® Infectious Disease single-use assays, BreathScan® DKA, and Breath PulmoHealth products, including advancement of the steps required for FDA clearance or CE marking in the EU where necessary.

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

We expect that our primary expenditures will be to continue development of PIFA PLUSS® Infectious Disease single-use assays, BreathScan® DKA and Breath PulmoHealth products, enroll patients in clinical trials to support performance claims, generate studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of commercialized products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors, METRON, VIVO and BreathScan LyncTM) in the US and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures for production for the three months ended March 31, 2015 were $44,510 (2014: $-). Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2015 are expected to be approximately $250,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

The Company invested $64,675 for a 19.9% ownership position in a joint venture with Hainan Savy Investment Management, Ltd and Mr. Thomas Knox, the Company’s Non-executive Co-chairman, to research, develop, produce and sell Akers’ rapid diagnostic screening and testing products in China. The new entity, incorporated in the People’s Republic of China, operates as Hainan Savy Akers Biosciences, Ltd.

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

The Company’s net cash provided by investing and financing activities totaled $1,122,378 during the three months ended March 31, 2015. Cash was consumed by capital expenditures, the investment in Hainan Savy Akers Biosciences, Ltd. and the purchase of marketable securities of $136,413. Proceeds from the sale of marketable securities and a policy renewal incentive from an insurer contributed cash of $1,258,791 for the period ended March 31, 2015.

The Company’s net cash provided by investing and financing activities totaled $1,034,545 during the three months ended March 31, 2014. Cash was consumed by the payment of a short-term note payable – related party and the purchase of marketable securities of $12,816,484. Proceeds from the issuance of common shares and the demutualization of an insurer contributed cash of $13,851,029 for the period ended March 31, 2014.

Operating Activities

Our net cash consumed by operating activities totaled $1,241,975 during the three months ended March 31, 2015. Cash was consumed by the loss of $1,321,799 less non-operating gains of $5,355 plus a non-cash adjustment of $80,349 for depreciation and amortization of non-current assets and $7,156 for accrued interest and dividends on marketable securities. For the three months ended March 31, 2015, decreases in trade receivables, notes receivable – related party, other receivables of $78,517 and an increase in trade and other payables of $87,745 provided cash, primarily related to routine changes in operating activities. A net increase in inventory and other assets of $85,256 and a decrease in deferred revenue – related party of $83,333 consumed cash from operating activities.

Akers’ net cash consumed by operating activities totaled $832,370 during the three months ended March 31, 2014. Cash was consumed by the loss of $595,600 less non-operating gains of $4,669 plus a non-cash adjustment of $86,825 for depreciation and amortization of non-current assets. For the three months ended March 31, 2014, decreases in inventory and other assets of $478,694 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables, trade receivables – related parties and other receivables of $317,273 and a decrease in trade and other payables, trade and other payables – related parties and deferred revenue – related party of $480,347 consumed cash from operating activities.

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

Intangible Assets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2015, the Company has nine patents from the United States Patent Office in effect (7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 8,871,521, 5,827,749 and 8,808,639). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

The testing resulted in no patent impairment charges during the three months ended March 31, 2015.

Long-Lived Assets

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

Investments

In accordance with FASB ASC 323, the Company recognizes investments in joint ventures based upon the Company’s ability to significantly influence the operational or financial policies of the joint venture. An objective judgment of the level of influence is made at the time of the investment based upon several factors including, but not limited to the following:

a)	Representation on the Board of Directors
b)	Participation in policy-making processes
c)	Material intra-entity transactions
d)	Interchange of management personnel
e)	Technological dependencies
f)	Extent of ownership and the ability to influence decision making based upon the makeup of other owners when the shareholder group is small.

The Company follows the equity method for valuating investments in joint ventures when the existence of significant influence over operational and financial policy has been established, as determined by management; otherwise, the Company will valuate these investments using the cost method.

Investments recorded using the cost method will be assessed for any decrease in value that has occurred that is other than temporary and the other than temporary decrease in value shall be recognized. As and when circumstances and facts change, the Company will evaluate the Company’s ability to significantly influence operational and financial policy to establish a basis for converting the investment accounted for using the cost method to the equity method of valuation.

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

As of March 31, 2015 and based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin. This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”), as amended on April 18, 2012. Prior to filing the complaint, the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company successfully removed the Florida state court case filed by Mr. Martin to the Federal District Court, Middle District, Florida. On March 10, 2015, the Federal Southern District of New York denied Mr. Martin’s request to transfer venue to Florida and retained jurisdiction. In light of this decision, the Company and Mr. Martin have entered into a Stipulation that Mr. Martin’s Florida Action will be dismissed without prejudice. To-date, Mr. Martin has not re-filed his claim in the Southern District of New York as Counterclaims and the case has entered into the discovery phase. The Company continues to seek the most efficient and optimal manner to handle Mr. Martin’s claims without prejudicing any of its rights. The Company believes that no accrual for potential losses from this case are necessary.

With the exception of the foregoing dispute, the Company is not involved in any disputes and does not have any litigation matters pending.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 23, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015, other than those previously reported in a Current Report on Form 8-K.

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

AKERS BIOSCIENCES, INC.

Date: May 14, 2015	By:	/s/ Raymond Akers Jr. Phd
	Name:	Raymond Akers Jr. Phd
	Title:	Executive Chairman
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

