Form 10-Q
period 2015-06-30
Akers Biosciences Inc
filed 2015-08-18
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-190456

AKERS BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2983783
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

As of August 17, 2015, there were 5,144,837 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$261,234	$455,841
Marketable Securities	6,416,126	9,264,961
Trade Receivables (net)	1,901,919	1,154,290
Trade Receivables - Related Party (net)	-	864,000
Notes Receivable - Related Party	273,189	266,457
Other Receivables	33,857	41,435
Inventories (net)	821,988	905,116
Other Current Assets	175,468	107,633

Total Current Assets	9,883,781	13,059,733

Non-Current Assets
Notes Receivable - Related Party	1,071,011	1,209,309
Property, plant and equipment, net	214,347	201,483
Intangible assets, net	2,046,779	2,176,065
Other Assets	68,374	4,282

Total Non-Current Assets	3,400,511	3,591,139

Total Assets	$13,284,292	$16,650,872

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,164,979	$1,538,430
Deferred Revenue - Related Party	-	305,556

Total Current Liabilities	1,164,979	1,843,986

Total Liabilities	1,164,979	1,843,986

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common Stock, No par value, 500,000,000 shares authorized, 5,144,837 and 4,954,837 issued and outstanding as of June 30, 2015 and December 31, 2014	100,388,396	99,691,096
Accumulated Deficit	(88,272,114)	(84,864,086)
Accumulated Other Comprehensive Income/(Loss)	3,031	(20,124)

Total Stockholders’ Equity	12,119,313	14,806,886

Total Liabilities and Stockholders’ Equity	$13,284,292	$16,650,872

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Product Revenue	$744,700	$405,823	$1,156,414	$730,030
Product Revenue - Related party	-	864,000	-	1,630,379
License Revenue	-	-	15,000	-
License Revenue - Related party	222,222	83,333	305,556	166,667
Total Revenue	966,922	1,353,156	1,476,970	2,527,076
Cost of Sales:
Product Cost of Sales	(341,025)	(141,408)	(567,367)	(745,732)

Gross Profit	625,897	1,211,748	909,603	1,781,344

Administrative Expenses	882,531	1,017,047	1,580,964	1,475,726
Administrative Expenses - Related parties	864,000	-	864,000	195,002
Sales and Marketing Expenses	553,539	396,609	1,128,792	607,707
Research and Development Expenses	378,225	248,951	683,799	502,489
Amortization of Non-Current Assets	64,643	64,643	129,286	129,287

Loss from Operations	(2,117,041)	(515,502)	(3,477,238)	(1,128,867)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	6,965	(1,497)	5,969	(3,896)
Gain from demutualization of insurance carrier	-	-	-	(4,669)
Interest and Dividend Income	(37,122)	(19,010)	(69,169)	(29,707)
Other Income	(655)	-	(6,010)	-
Total Other Income	(30,812)	(20,507)	(69,210)	(38,272)

Loss Before Income Taxes	(2,086,229)	(494,995)	(3,408,028)	(1,090,595)

Income Tax Benefit	-	-	-	-

Preferred Stock Dividend	-	(15,793)	-	(15,793)

Net Loss Attributable to Common Stockholders	(2,086,229)	(510,788)	(3,408,028)	(1,106,388)

Other Comprehensive Income/(Loss)
Unrealized Gains/(Losses) on Marketable Securities	(3,559)	7,325	23,155	(3,549)
Total Other Comprehensive Income/(Loss)	(3,559)	7,325	23,155	(3,549)

Comprehensive Loss	$(2,089,788)	$(503,463)	$(3,384,873)	$(1,109,937)

Basic & diluted loss per common share	$(0.41)	$(0.10)	$(0.66)	$(0.24)

Weighted average basic & diluted common shares outstanding	5,144,837	4,894,837	5,135,389	4,548,312

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For six months ended June 30, 2015

	Common			Accumulated
	Shares			Other
	Issued and	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Deficit	Income/(Loss)	Equity

Balance at December 31, 2014 (audited)	4,954,837	$99,691,096	$(84,864,086)	$(20,124)	$14,806,886

Net loss for the period		-	(3,408,028)	-	(3,408,028)
Issuance of Restricted Common Stock for Directors & Officers	190,000	697,300	-	-	697,300
Unrealized gain on marketable securities		-	-	23,155	23,155

Balance at June 30, 2015 (unaudited)	5,144,837	$100,388,396	$(88,272,114)	$3,032	$12,119,313

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flow

For six months ended June 30, 2015 and 2014

(unaudited)

	2015	2014
Cash flows from operating activities
Net loss for the period	$(3,408,028)	$(1,090,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and dividends on marketable securities	223	(15,695)
Depreciation and amortization	160,931	173,647
Reserve for bad debts	864,000	-
Gain from other non-operating activities	(6,010)	(4,669)
Non-cash share based compensation	-	549,600
Changes in assets and liabilities
Increase in trade receivables	(747,629)	(926,766)
Increase in trade receivables - related party	-	(266,379)
Decrease in notes receivables - related party	131,566	-
(Increase)/decrease in other receivables	7,578	(13,223)
Decrease in inventories	83,128	272,501
(Increase)/decrease in other assets	(67,836)	62,246
Increase/(decrease) in trade and other payables	323,849	(362,198)
Decrease in other payables - related party	-	(6,586)
Decrease in deferred revenue - related party	(305,556)	(166,667)
Net cash used in operating activities	(2,963,784)	(1,794,784)

Cash flows from investing activities
Purchases of property, plant and equipment	(44,509)	(1,660)
Purchases of makertable securities	(34,555)	(12,513,973)
Investment in Hainan Savy Akers Biosciences, Ltd. joint venture	(64,091)	-
Proceeds from demutualization of insurance carrier	-	4,669
Proceeds from other non-operating activities	6,010	-
Proceeds from sale of marketable securities	2,906,322	1,081,329
Net cash provided by/(used in) investing activities	2,769,177	(11,429,635)

Cash flows from financing activities
Payment of short-term note payable - related party	-	(307,500)
Proceeds from issuance of common shares	-	745,024
Net proceeds from issuance of common stock in initial public offering	-	13,101,336
Dividend distribution on Series A Convertible Preferred Stock	-	(15,793)
Net cash provided by financing activities	-	13,523,067

Net increase/(decrease) in cash	(194,607)	298,648
Cash at beginning of period	455,841	103,634
Cash at end of period	$261,234	$402,282

Supplemental Sechedule of Non-Cash Financing and Investing Activities
Unrealized gains/(losses) on marketable securities	$23,155	$(3,549)
Issuance of restricted common share grants to directors and officers accrued in 2014	$697,300	$-

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

(a)	Reporting Entity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2014 included in Form 10-K of Akers Biosciences, Inc. (“the Company”).

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of June 30, 2015 and December 31, 2014, allowances for doubtful accounts were $864,000 and $-. Allowances charged for doubtful accounts amounted to $864,000 for the three and six months ended June 30, 2015 and $- for the three and six months ended June 30, 2014.

(i)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

Substantially all of the Company’s cash is maintained with Fulton Bank of New Jersey and Bank of America. The funds are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 per account or instrument, but are otherwise unprotected. The Company placed $173,196 and $399,417 with Fulton Bank of New Jersey, $83,998 and $52,384 with Bank of America and $4,040 PayPal as of June 30, 2015 and December 31, 2014.

Concentration of credit risk with respect to trade receivables exists as approximately 79% of its revenue was generated by three customers for the six months ended June 30, 2015. These customers accounted for 30% of the gross trade receivables (including related parties) as of June 30, 2015. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Included in accounts receivable as of June 30, 2015 and December 31, 2014 is a receivable of $1,000,000 due to be paid in two installments of $500,000, the first on April 30, 2015 and the second on July 30, 2015. The April, 2015 payment of $500,000 was received on August 11, 2015 and the remaining payment is expected to be received by September 30, 2015.

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2015, the Company has nine patents from the United States Patent Office in effect (7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 8,871,521, 5,827,749 and 8,808,639). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

(ii)	Patent Costs

Costs associated with applying for patents are capitalized as patent costs. Once the patents are approved, the respective costs are amortized over their estimated useful lives (maximum of 17 years) on a straight-line basis. Patent pending costs for patents that are not approved are charged to the statement of operations the year the patent is rejected.

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

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. No such events and circumstances have occurred during the three and six months ended June 30, 2015 and 2014.

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

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. The contribution was adjusted downward to $64,091 on April 8, 2015; the net effect of the currency conversion when the contribution was processed in Hainan. This is included in other assets in the condensed consolidated balance sheet as of June 30, 2015 and is accounted for using the cost method.

(o)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns are necessary as of June 30, 2015 and December 31, 2014.

The Company instituted a significant price increase for certain PIFA products effective May 1, 2015. In an effort to phase in the increase for existing customers, the Company is providing a rebate to our distributors for the price increase through December 31, 2015 for their existing customer base as of April 30, 2015. The Company has established an accrual of $291,869, which is a reduction of revenue, for the three and six months ended June 30, 2015 for this program. Accounts receivable will be reduced when the rebates are applied by the customer.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The sole condition under which the product can be returned is the failure of the Company to attain TGA approval for the test. Given the existing approvals attained by the Company for the product and the Company’s history with attaining foreign government approvals, the Company had determined that the risk of a product return is insignificant.

Based on the above, the Company determined during the three and six months ended June 30, 2014 that the revenue recognition for this transaction is in accordance with the FASB ASC 605-15-25-1 and 605-15-25-3.

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

The Company charges actual shipping plus a handling fee to customers, which amounted to $13,836 and $32,778 for the three and six months ended June 30, 2015 and $8,999 and $17,237 for the three and six months ended June 30, 2014. These fees are classified as part of product revenue in the statement of operations. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $22,716 and $67,406 for the three and six months ended June 30, 2015 and $18,170 and $29,207 for the three months ended June 30, 2014.

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

The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the period which services are to be received. At the end of each financial reporting period, prior to vesting or prior to the completion of services, the fair value of equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service is completed.

(t)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

The calculation of the basic and diluted loss per share for the three months ended June 30, 2015 and 2014 was based on a loss attributable to common stockholders of $2,086,229 and $510,788.

The calculation of basic and diluted loss per share for the six months ended June 30, 2015 and 2014 was based on a loss of $3,408,028 and $1,106,388 attributable to common stockholders.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic loss per common share for the three and six months ended June 30, 2015 and 2014 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common stockholders for the periods. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were 175,000 units of options for the three and six months ended June 30, 2015 and 1,989 units of warrants and 175,000 units of options for the three and six months ended June 30, 2014.

(u)	Recently Adopted Accounting Pronouncements

As of June 30, 2015 and for the six months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(v)	Recently Issued Accounting Pronouncements not Yet Adopted

As of June 30, 2015, there are no recently issued standards not yet adopted which would have a material effect on the Company’s financial statements through 2016.

Note 3 - Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2015 and December 31, 2014.

U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

			2015
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$990	$-	$-	$-	$990
US agency securities	297,699	360	1,335	-	299,394
Certificates of deposits	2,940,000	11,612	10,006	-	2,961,618
Corporate securities	1,528,308	4,934	-	(3,168)	1,530,074
Municipal securities	1,627,849	1,343	-	(5,142)	1,624,050
Total Level 2:	6,394,846	18,250	11,341	(8,310)	6,416,126

Total:	$6,394,846	$18,250	$11,341	$(8,310)	$6,416,126

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities range from one to twenty years. Unrealized gains and losses relating to the available for sale investment securities were recorded in the consolidated statement of changes in stockholders’ equity as comprehensive income. These amounts were a loss of $3,559 and a gain of $23,155 for the three and six months ended June 30, 2015 and a gain of $7,325 and a loss of $3,549 for the three and six months ended June 30, 2014.

As of June 30, 2015, investments in U.S. agency securities, corporate securities and municipal securities classified as available for sale mature as follows:

Within			After
1 Year	1 - 5 Years	5 - 10 Years	10 Years

$1,474,966	$4,841,136	$-	$100,024

Proceeds from the sale of marketable securities for the three and six months ended June 30, 2015 were $1,652,886 and $2,906,322 and were $1,079,615 and $1,081,329 for the three and six months ended June 30, 2014. As a result of these sales, a gross loss of $2,436 and $1,988 was recorded for the three and six months ended June 30, 2015 and a gross loss of $110 and $70 was recorded for the three and six months ended June 30, 2014.

Note 4 - Trade Receivables – Related Party

The Company reclassified the trade receivable of $864,000 from Thirty Six Strategies General Trading LLC (“36S”) as a trade receivable – related party in 2015 (Note 14). As a result, the Company also reclassified this trade receivable on the condensed consolidated balance sheet as of December 31, 2014. The amount due is non-interest bearing, unsecured and has a term of 360 days which was due June 30, 2015. The Company has established an allowance for bad debts of $864,000 which is reported as administrative expenses – related parties in the condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2015 (Note 14).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Note Receivable – Related Party

On December 31, 2014 a note of $1,475,766 was issued to the Company in exchange for the Company’s open trade receivables from ChubeWorkx Guernsey Limited, a major shareholder. It is payable in sixty equal installments of $27,734 commencing January 1, 2015 and has an interest rate of 5% per annum. Installments due for the periods January through August 2015 have been received. Interest income received in the three and six months ended June 30, 2015 was $22,860 and $34,837 and is recorded in the interest and dividend income in the condensed consolidated statement of operations and comprehensive income.

In the event of default, the Company, at its sole discretion, has the right to redeem any and all Company shares owned by ChubeWorkx Guernsey Limited to satisfy the monies owed to the Company under this note (Note 18).

The scheduled cash flow from the note is as follows:

	Principal	Interest	Total
Next 12 Months	$273,189	$59,619	$332,808
Next 13-24 Months	287,166	45,642	332,808
Next 25-36 Months	301,857	30,950	332,807
Next 37-48 Months	317,301	15,507	332,808
Next 49-60 Months	164,687	1,717	166,404
	$1,344,200	$153,435	$1,497,635

Notes receivable – related party as of June 30, 2015 and December 31, 2014 is as follows:

	2015	2014
Current	$273,189	$266,457
Non-current	1,071,011	1,209,309
	$1,344,200	$1,475,766

Note 6 - Inventories

Inventories at June 30, 2015 and December 31, 2014 consists of the following categories:

	2015	2014
Raw Materials	$430,939	$413,897
Sub-Assemblies	387,602	433,793
Finished Goods	32,386	86,365
Reserve for Obsolescence	(28,939)	(28,939)
	$821,988	$905,116

For the three and six months ended June 30, 2015 and 2014, no charges were made to cost of goods sold for obsolete inventory.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Property, Plant and Equipment

Property, plant and equipment as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014

Computer Equipment	$100,405	$100,405
Computer Software	30,736	30,736
Office Equipment	50,049	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,112,060	1,111,005
Molds & Dies	697,782	654,327
Leasehold Improvements	222,594	222,594
	2,243,564	2,199,055
Less
Accumulated Depreciation	2,029,217	1,997,572

	$214,347	$201,483

Depreciation expense was $15,938 and $31,645 for the three and six months ended June 30, 2015 and 22,180 and $44,360 for the three and six months ended June 30, 2014.

Note 8 - Intangible Assets

Intangible assets as of June 30, 2015 and December 31, 2014 and the movements for the three months then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2014	$3,851,495	$1,270,639	$5,122,134
Additions	-	-	-
Disposals	-	-	-
At June 30, 2015	$3,851,495	$1,270,639	$5,122,134

Accumulated Amortization
At December 31, 2014	$1,675,430	$1,270,639	$2,946,069
Amortization Charge	129,286	-	129,286
Disposals	-	-	-
At June 30, 2015	$1,804,716	$1,270,639	$3,075,355

Net Book Value
At December 31, 2014	$2,176,065	$-	$2,176,065
At June 30, 2015	$2,046,779	$-	$2,046,779

Amortization expense was $64,643 and $129,286 for the three and six months ended June 30, 2015 and $64,643 and $129,286 for the three and six months ended June 30, 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 - Trade and Other Payables

Trade and other payables as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Trade Payables	$393,246	$364,079
Other Payables	771,733	1,174,351
	$1,164,979	$1,538,430

Trade and other payables are non-interest bearing and are normally settled on 30 day terms.

Note 10 - Deferred Revenue – Related Party

Deferred revenue represents the unearned revenue from the 3-year exclusive License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”)(Note 14) for the purchase and distribution of the Company’s proprietary breathalyzer that was signed in June 2012. As of December 31, 2014, 8,120,000 units have been shipped. The license revenue is being recognized monthly on a straight line basis over the 3-year term of the agreement.

On May 7, 2015, the Company and ChubeWorkx mutually terminated the exclusive license and supply agreement that granted worldwide distribution rights to ChubeWorkx for the Company’s breathalyzer test. As a result of this action and per the terms of the original agreement, the Company recognized the remaining $166,667 of deferred revenue in the statement of operations for the three months ended June 30, 2015.

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

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2014	1,989	$71.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	(1,989)	71.76
Balance at June 30, 2015	-	$-
Exercisable as of June 30, 2015	-	$-	-	$-

(b)	Stock options

Qualified option holders may exercise their options at their discretion. Each option granted may be exchanged for a prescribed number of shares of common stock.

The following table summarizes the option activities for the six months ended June 30, 2015:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2014	175,000	$4.98
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at June 30, 2015	175,000	$4.98
Exercisable as of June 30, 2015	175,000	$4.98	4.00	$22,200

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.35 for our common shares on June 30, 2015.

The total grant date fair value of stock options vested for the three and six months ended June 30, 2015 and 2014 was $-.

As of June 30, 2015, there was $- of unrecognized compensation cost related to outstanding employee stock options.

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

On January 9, 2015, the Company issued an aggregate of 190,000 shares of the Company’s restricted common stock, no par value per share, with a fair value of $697,300, calculated using the closing price of $3.67 per common share as of January 9, 2015, to the following directors and officers for their services in the year ended December 31, 2014:

Name	Shares
Akers, Jr., Raymond	70,000
Knox, Brandon	35,000
Knox, Thomas	50,000
Moran, Gavin	35,000
190,000

The $697,300 was expensed in 2014 and the liability is included in Trade and Other Payables on the consolidated balance sheet for the year ended December 31, 2014.

As of Jun 30, 2015 the Company has 175,000 reserved shares of its common stock for outstanding warrants and options. At December 31, 2014 the Company had 176,989 reserved shares of its common stock for outstanding warrants and options.

Note 13 - Income Tax Expense

There is no income tax benefit for the losses for the three or six months ended June 30, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2015, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three and six months ended June 30, 2015 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

Note 14 - Related Party Transactions

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

On June 30, 2014, the Company recorded a sale of $864,000 to Thirty Six Strategies General Trading LLC (“36S”)(Note 2(o) and Note 4). Mr. Gavin Moran, a member of the Company’s Board of Directors at the time of the sale (Note 19), has beneficial ownership in 36S.

Trade receivables – related party as of June 30, 2015 and December 31, 2014 are $- and $864,000. The amount due is non-interest bearing, unsecured and has a term of 360 days which is due June 30, 2015.

The Company has established an allowance for bad debts of $864,000 which is reported as administrative expenses – related parties in the condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2015 (Note 4).

Product revenue – related parties for the three and six months ended June 30, 2015 were $- and for the three and six months ended June 30, 2014 were $864,000 and $1,630,369.

Administrative expenses – related parties for the three and six months were ended June 30, 2015 were $864,000 (Note 4) and for the three and six months ended June 30, 2014 were $- and $195,002.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 - Commitments

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

Rent expense, including related CAM charges, were $40,290 and $80,580 for the three and six months ended June 30, 2015 and $40,290 and $80,580 for the three and six months ended June 30, 2014.

The Company entered into a 60 month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	6,156	138,156
Next 37-48 Months	132,000	6,156	138,156
Next 49-60 Months	66,000	2,052	68,052

Note 16 - Major Customers

For the three months ended June 30, 2015, three customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 86% of the Company’s product revenue.

For the six months ended June 30, 2015, three customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 79% of the Company’s product revenue. As of June 30, 2015, the amount due from these three customers was $839,674. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three months ended June 30, 2014, two customers each generated more than 10% of the Company’s product revenue. Sales to these customers accounted for 88% of the Company’s product revenue.

For the six months ended June 30, 2014, three customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 87% of the Company’s product revenue. As of June 30, 2014, the amount due from these customers was $2,447,370.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 - Major Suppliers

For the three months ended June 30, 2015, two suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 49% of the Company’s total purchases. As of June 30, 2015, the amount due to the suppliers was $93,116.

For the six months ended June 30, 2015, two suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 47% of the Company’s total purchases.

For the three months ended June 30, 2014, three suppliers each accounted for more than 10% of the Company’s purchases. These suppliers accounted for 44% of the Company’s total purchases. As of June 30, 2014, the amount due to the suppliers was $11,667.

For the six months ended June 30, 2014, three suppliers each accounted for more than 10% of the Company’s purchases. These suppliers accounted for 36% of the Company’s total purchases.

Note 18 – Contingencies

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin. This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”), as amended on April 18, 2012. Prior to filing the complaint the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company successfully removed the Florida state court case filed by Mr. Martin to the Federal District Court, Middle District, Florida. On March 10, 2015, the Federal Southern District of New York denied Mr. Martin’s request to transfer venue to Florida and retained jurisdiction. In light of this decision, the Company and Mr. Martin have entered into a Stipulation that Mr. Martin’s Florida Action will be dismissed without prejudice. To-date, Mr. Martin has not re-filed his claim in the Southern District of New York as Counterclaims and the case has entered into the discovery phase. The Company continues to seek the most efficient and optimal manner to handle Mr. Martin’s claims without prejudicing any of its rights. As a reasonable estimate of any loss from this case cannot be made, no accrual for losses was made as of June 30, 2015.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On April 23, 2015, a complaint was filed by the Company in federal district court (District of New Jersey) against ChubeWorkx Guernsey Limited (“ChubeWorkx”) for breach of contract (the “Breach of Contract Claim”) for failure of timely interest payments by ChubeWorkx under a promissory note (the “Chube Note”) entered into by the Company and ChubeWorkx in December 2014. As part of this action, the Company also filed a preliminary injunction which sought to bar ChubeWorkx from disposing of the Company’s common stock owned by ChubeWorkx for which the Company retained a right of sale in the event of a default by ChubeWorkx under the Chube Note. A consent decree is currently being finalized for entry by the court to resolve the issues of the preliminary injunction which requires ChubeWorkx to escrow a certain of number of shares of the Company’s common stock currently held by ChubeWorkx until the Breach of Contract Claim has been fully adjudicated. The Breach of Contract Claim is currently in the discovery phase and while the parties have communicated in good faith to resolve this dispute all discussions to date have not yielded any results.

Note 19 – Subsequent Events

On August 3, 2015 the Annual General Meeting of Stockholders was held. Mr. Thomas Knox, Mr. Brandon Knox, Mr. Raymond Akers and Mr. Robert Andrews were re-elected to the Board of Directors. Mr. Gavin Moran did not stand for re-election on August 3, 2015, the Annual General Meeting date. Hence, he ceased to be a member of the Company’s Board of Directors with effect from August 3, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Akers Biosciences, Inc. (“Akers”, “Akers Bio”, “we” or the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Akers Bio develops, manufactures and supplies rapid, point-of-care screening and testing products designed to bring health-related information directly to the patient or clinician in a time and cost-efficient manner. Akers believes it has advanced the science of diagnostics through the development of several proprietary platform technologies that provide product development flexibility.

All of Akers’ rapid, single-use tests are performed in vitro (outside the body) and are designed to enhance patient well-being and reduce the cost of healthcare. The Company’s current product offerings and pipeline products focus on delivering diagnostic assistance in a wide variety of healthcare fields/specialties, including cardiology/emergency medicine, metabolism/nutrition, neuropsychiatry, oncology and infectious disease detection, as well as for on and off-the-job alcohol safety initiatives.

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

At June 30, 2015, Akers had cash of $261,234, working capital of $8,718,802, stockholders’ equity of $12,119,313 and an accumulated deficit of $88,272,114. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 33 months. The Company closely monitors its cash balances, cash needs and expense levels.

Summary of Statements of Operations for the Three Months Ended June 30, 2015 and 2014

Revenue

Akers’ revenue for the three months ended June 30, 2015 totaled $966,922, a 90% increase over the three months ended March 31, 2015 and a 29% decrease from the three months ended June 30, 2014. Although revenue declined overall, importantly, sales of the flagship PIFA Heparin/PF4 Rapid Assay products increased by 67% over the three months ended June 30, 2014. The reduction in overall revenue resulted from there having been an initial stocking order for Tri-Cholesterol “Check” tests in the three month period ended June 30, 2014 which was not repeated in the three months ended June 30, 2015.

The table below summarizes our revenue by product line for the three months ended June 30, 2015 and 2014 as well as the percentage of change year-over-year:

Product Lines	3 Months Ended June 30, 2015	3 Months Ended June 30, 2014	Percent Change
MicroParticle Catalyzed Biosensor (“MPC”)	$168,444	$61,690	173%
Particle ImmunoFiltration Assay (“PIFA”)	560,598	336,607	67%
Rapid Enzymatic Assay (“REA”)	-	864,000	(100)%
Other	15,658	10,526	49%
Product Revenue Total	$744,700	$1,272,822	(41)%
License Fees	222,222	83,333	167%
Total Revenue	$966,922	$1,356,156	(29)%

The Company’s MPC product sales, specifically the BreathScan breathalyzer product, rose during the period due to an initial stocking order from a new distributor in the European Union (“EU”). An initial order for 2,000,000 devices was received and units began to ship in June. Additional shipments will be released as directed by the distributor over the next twelve months.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products, part of the PIFA line, continues to grow. The Company has expanded its sales and marketing staff to cover most of the United States, adding technical sales account executives whose role is to significantly support the sales representatives of Akers’ US distribution partners, Cardinal Health (“Cardinal”), Fisher HealthCare (“Fisher”) and Typenex Medical (“Typenex”). We have begun to recognize the revenue benefits from the expansion of the sales and marketing staff and expect this to continue as the additional sales executives become more involved with the distributor representatives in their sales regions.

There were no sales in the three months ended June 30, 2015 for the Tri-Cholesterol “Check” tests, part of the REA line of products, which generated sales of $864,000 during the same period of 2014. The revenue generated in the 2014 sale of the Tri-Cholesterol “Check” tests was due to an initial stocking order from 36 Strategies General Trading, LLC to distribute the tests in Australia, Singapore, the United Arab Emirates and Oman.

Other operating revenue increased due to a rise in shipping and handling fees, a result of increased volume and the mix of domestic and international shipments.

The Company’s exclusive License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”) for the Company’s proprietary breathalyzer product was cancelled by both parties on May 7, 2015. As a result of this event, and per the terms of the original agreement, the Company recognized the remaining $166,667 of deferred revenue in the statement of operations for the period ended June 30, 2015. The Company is now able to solicit business outside the United States for its alcohol breathalyzer products and has begun to receive and ship orders.

Cost of sales for the three months ended June 30, 2015 increased by 141% compared to the same period in 2014 to $341,025 from $141,408 in 2014. Direct cost of sales increased to 25% of product revenue while indirect cost of sales increased to 21% for the three months ended June 30, 2015 as compared to 3% and 8% respectively for the same period in 2014. Overall, cost of sales, as a percentage of product revenue, was 46% and 11% for the three month periods ended June 30, 2015 and 2014.

Direct cost of sales for the three month period ended June 30, 2015 are in line with the previous quarter; direct costs for the period ended March 31, 2015 were 24% and indirect costs were 33%. The significant increase for the three months ended June 30, 2015 was due to one significant event that occurred in the three months ended June 30, 2014; during prior periods, the Company had written-off its REA product inventory while it worked to develop a market and identify a distributor for the product line. As a result of this action, no significant cost of sales was associated with the REA product revenue.

The increase in indirect cost of sales for the three months ended June 30, 2015 is attributed to an ongoing project to improve the management, reporting and turn-over rate of our production inventory. The increase was mitigated by a reduction in indirect personnel expenses in the three months ended June 30, 2015. In addition, the percentage increase is affected by the fixed cost nature of many of the components in this category.

Akers’ gross profit margin, as a percentage of revenue, decreased to 65% for the three months ended June 30, 2015 as compared to 89% in 2014 for the reasons described above and is consistent with management’s expectations of where margins are expected to settle on a continuing basis.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015, totaled $1,746,531, which was a 72% increase as compared to $1,017,047 for the three months ended June 30, 2014.

The table below summarizes our general and administrative expenses for the three months ended June 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2015	3 Months Ended June 30, 2014	Percent Change
Personnel Costs	$195,939	$388,395	(50)%
Professional Service Costs	331,753	114,915	187%
Stock Market & Investor Relations Costs	142,488	165,636	(14)%
Other General and Administrative Costs	1,076,351	348,101	209%
Total General and Administrative Expense	$1,746,531	$1,017,047	72%

During the three months ended June 30, 2014, the Company issued stock options to the officers and key employees which accounts for the most significant fluctuation in personnel, where, during the same period of 2015, no costs were incurred.

The increase in professional service costs for the three months ended June 30, 2015 is related to costs associated with various corporate and legal affairs. Also included in this increase is the use of employment agencies to seek out qualified applicants for our sales and marketing department.

The Company established an allowance for bad debts of $864,000 for a receivable that was due June 30, 2015 after receiving communications from the customer that indicated a high level of risk of collectability for the three months ended June 30, 2015. During the three months ended June 30, 2014, the Company issued stock options to the directors which offsets a portion of the increase in other general and administrative expenses, where, during the same period of 2015, no costs were incurred.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2015 totaled $553,539, which was a 40% increase as compared to $396,609 for the three months ended June 30, 2014.

The table below summarizes our sales and marketing expenses for the three months ended June 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2015	3 Months Ended June 30, 2014	Percent Change
Personnel Costs	$293,398	$155,588	89%
Professional Service Costs	162,206	202,578	(20)%
Royalties and Outside Commission Costs	20,815	13,417	55%
Other Sales and Marketing Costs	77,120	25,026	208%
Total Sales and Marketing Expenses	$553,539	$396,609	40%

Sales and marketing expenses have increased in the three months ended June 30, 2015 due to expansion from four employees at June 30, 2014 to ten employees as of June 30, 2015.

Research and Development

Research and development expenses for the three months ended June 30, 2015 totaled $378,225, which was a 52% increase as compared to $248,951 for the three months ended June 30, 2014.

The table below summarizes our research and development expenses for the three months ended June 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2015	3 Months Ended June 30, 2014	Percent Change
Personnel Costs	$165,576	$197,403	(16)%
Clinical Trial Costs	13,937	-	- %
Professional Service Costs	154,941	18,111	756%
Other Research and Development Costs	43,771	33,437	31%
Total Research and Development Expenses	$378,225	$248,951	52%

During the three months ended June 30, 2014, the Company issued stock options to key employees which accounts for the most significant fluctuation in personnel costs, where, during the same period of 2015, no costs were incurred.

Clinical trial costs, professional service costs and other research and development costs have increased in the three months ended June 30, 2015 due to the significant costs associated with preparing several key products for market. Major expenses include engineering fees, product insert and packaging design, testing and clinical trials.

The following table illustrates research and development costs by project for the three months ended June 30, 2015 and 2014, respectively:

Project	2015	2014
Asthma/pH	$4,917	$2,241
Breath Alcohol Phone Application	-	6,747
BreathScan®	36,726	149
Chlamydia Trachomatis	23,299	-
CHUBE	-	2,017
Heparin/PF4	-	16,232
HIV	49,245	51,135
Ketone	33,057	10,929
Lithium	11,914	-
Lyophilization	-	14,066
Malaria	-	3,535
METRON	59,344	-
Other Projects	5,333	6,199
PIFA PLUSS® PF4	-	19,294
Sonicator OQ	-	-
Troponin (heart attacks)	49,283	-
Tri-Cholesterol	61,649	54,794
VIVO	43,458	61,613
Total R&D Expenses:	$378,225	$248,951

Other Income and Expense

Other income increased for the three months ended June 30, 2015 to $30,812 from $20,507 for the same period in 2014. The increase is the result of interest and dividend earnings on the marketable securities and the note receivable totaling $37,122 (2014: $19,010) and was partially offset by a loss on foreign currency transactions of $6,965 (2014: gain of $1,497).

Income Taxes

As of June 30, 2015, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2015 and 2014:

Revenue

Akers’ revenue for the six months ended June 30, 2015 totaled $1,476,970, a 42% decrease from the same period in 2014. Importantly, sales of the flagship PIFA Heparin/PF4 Rapid Assay products increased by 44% over the six month period ended June 30, 2014. The reduction in overall revenue resulted from there having been an initial stocking order for Tri-Cholesterol “Check” tests in the first half of last year which was not repeated in the six months ended June 30, 2015 and from the impact on sales of BreathScan breathalyzer products following the French government’s postponement, indefinitely, of the fine that was to be imposed for drivers failing to possess breathalyzers in their vehicles.

The table below summarizes our revenue by product line for the six months ended June 30, 2015 and 2014 as well as the percentage of change year-over-year:

Product Lines	6 Months Ended June 30, 2015	6 Months Ended June 30, 2014	Percent Change
MicroParticle Catalyzed Biosensor (“MPC”)	$209,805	$840,458	(75)%
Particle ImmunoFiltration Assay (“PIFA”)	898,960	622,188	44%
Rapid Enzymatic Assay (“REA”)	-	864,000	(100)%
Other	47,649	33,763	41%
Product Revenue Total	$1,156,414	$2,360,409	(51)%
License Fees	320,556	166,667	92%
Total Revenue	$1,476,970	$2,527,076	(42)%

The Company’s MPC product sales declined during the six months ended June 30, 2015. During the same period of 2014, the Company received the final order from ChubeWorkx for the Company’s breathalyzer product. The decline was partially offset by an initial stocking order from a new distributor in the European Union (“EU”). An initial order for 2,000,000 devices was received and units began to ship in June. Additional shipments will be released as directed by the distributor over the next twelve months.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products continues to grow. The Company has expanded its sales and marketing staff to cover most of the United States, adding technical sales account executives whose role is to significantly support the sales representatives of Akers’ US distribution partners, Cardinal Health (“Cardinal”), Fisher HealthCare (“Fisher”) and Typenex Medical (“Typenex”). We have begun to recognize the revenue benefits from the expansion of the sales and marketing staff and expect this to continue as the additional sales executives become more involved with the distributor representatives in their sales regions.

There were no sales in the six months ended June 30, 2015 for the Tri-Cholesterol “Check” tests, part of the REA line of products, which generated sales of $864,000 during the same period of 2014. The revenue generated in the 2014 sale of the Tri-Cholesterol “Check” tests was due to an initial stocking order from 36 Strategies General Trading, LLC to distribute the tests in Australia, Singapore, the United Arab Emirates and Oman.

Other operating revenue increased due to a rise in shipping and handling fees, a result of increased volume and the mix of domestic and international shipments.

The Company’s exclusive License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”) for the Company’s proprietary breathalyzer product was cancelled by both parties on May 7, 2015. As a result of this event, and per the terms of the original agreement, the Company recognized the remaining $166,667 of deferred revenue in the statement of operations for the period ended June 30, 2015. The Company is now able to solicit business outside the United States for its alcohol breathalyzer products and has begun to receive and ship orders.

Cost of sales for the six months ended June 30, 2015 decreased by 24% compared to the same period in 2014 to $567,367 from $745,732 in 2014. Direct cost of sales increased to 24% of product revenue while indirect cost of sales increased to 25% for the six months ended June 30, 2015 as compared to 22% and 9% respectively for the same period in 2014. Overall, cost of sales, as a percentage of product revenue, was 49% and 31% for the six month periods ended June 30, 2015 and 2014.

Direct cost of sales for the six month period ended June 30, 2015 showed a small increase of 2% of product revenue over 2014. The increase for the six months ended June 30, 2015 was due to one significant event that occurred in the six months ended June 30, 2014; during prior periods, the Company had written-off its REA product inventory while it worked to develop a market and identify a distributor for the product line. As a result of this action, no significant cost of sales was associated with the REA product revenue.

The increase in indirect cost of sales is attributed to an ongoing project to improve the management, reporting and turn-over rate of our production inventory. The increase was mitigated by a reduction in indirect personnel expenses in the six months ended June 30, 2015. In addition, the percentage increase is affected by the fixed cost nature of many of the components in this category.

Akers’ gross profit margin, as a percentage of revenue, decreased to 62% for the six months ended June 30, 2015 as compared to 70% in 2014 for the reasons described above and is consistent with management’s expectations of where margins are expected to settle on a continuing basis.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015, totaled $2,444,964, which was a 46% increase as compared to $1,670,728 for the six months ended June 30, 2014.

The table below summarizes our general and administrative expenses for the six months ended June 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2015	6 Months Ended June 30, 2014	Percent Change
Personnel Costs	$417,101	$437.867	(5)%
Professional Service Costs	498,470	435,587	14%
Stock Market & Investor Relations Costs	272,007	349,031	(22)%
Other General and Administrative Costs	1,257,386	448,243	181%
Total General and Administrative Expenses	$2,444,964	$1,670,728	46%

During the six months ended June 30, 2014, the Company issued stock options to the officers and key employees which accounts for the most significant fluctuation in personnel costs, where, during the same period of 2015, no costs were incurred.

The increase in professional service costs for the six months ended June 30, 2015 is related to costs associated with various corporate and legal affairs. Also included in this increase is the use of employment agencies to seek out qualified applicants for our sales and marketing department.

Offsetting a portion of the professional service expenses was the elimination of management fees paid to Nicolette Consulting Group for services that were incurred in the six months ended June 30, 2014.

The Company established an allowance for bad debts of $864,000 for a receivable that was due June 30, 2015 after receiving communications from the customer that indicated a high level of risk of collectability in the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company issued stock options to the directors which offsets a portion of the increase in other general and administrative expenses, where, during the same period of 2015, no costs were incurred.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2015 totaled $1,128,792, which was an 86% increase as compared to $607,707 for the six months ended June 30, 2014

The table below summarizes our sales and marketing expenses for the six months ended June 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2015	6 Months Ended June 30, 2014	Percent Change
Personnel Costs	$616,607	$266,290	132%
Professional Service Costs	366,781	231,129	59%
Royalties and Outside Commission Costs	27,454	74,190	(63)%
Other Sales and Marketing Costs	117,950	36,098	227%
Total Sales and Marketing Expenses	$1,128,792	$607,707	86%

Sales and marketing expenses have increased in the six months ended June 30, 2015 due to the expansion from four employees at June 30, 2014 to ten employees as of June 30, 2015.

Professional service costs increased during the six months ended June 30, 2015 from the use of external market research firms to help the Company identify new markets for our product lines and to increase our market penetration in our existing markets.

Other sales and marketing costs during the six months ended June 30, 2015 increased compared to the same period of 2014 mainly due to increased travel and trade show activity.

Research and Development

Research and development expenses for the six months ended June 30, 2015 totaled $683,799, which was a 36% increase as compared to $502,489 for the six months ended June 30, 2014.

The table below summarizes our research and development expenses for the six months ended June 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2015	6 Months Ended June 30, 2014	Percent Change
Personnel Costs	$331,691	$415,719	(20)%
Clinical Trial Costs	23,613	8,000	195%
Professional Service Costs	246,127	24,613	900%
Other Research and Development Costs	82,368	54,157	52%
Total Research and Development Expenses	$683,799	$502,489	36%

During the six months ended June 30, 2014, the Company issued stock options to key employees which accounts for the most significant fluctuation in personnel costs, where, during the same period of 2015, no costs were incurred.

Clinical trial costs, professional service costs and other research and development costs have increased in the six months ended June 30, 2015 due to the significant costs associated with preparing several key products for market. Major expenses include engineering fees, product insert and packaging design, testing and clinical trials.

The following table illustrates research and development costs by project for the six months ended June 30, 2015 and 2014, respectively.

Project	2015	2014
Asthma/pH	$4,917	$5,359
Breath Alochol Phone Application	-	6,747
BreathScan®	46,626	13,866
Chlamydia Trachomatis	79,860	-
CHUBE	397	3,867
Heparin/PF4	43,514	55,124
HIV	58,718	56,586
Ketone	45,922	43,345
Lithium	40,638	-
Lyophilization	-	68,906
Malaria	-	6,755
METRON	61,299	4,904
Other Projects	74,301	6,199
PIFA PLUSS® PF4	-	20,080
Sonicator OQ	886	-
Troponin (heart attacks)	104,592	-
Tri-Cholesterol	64,890	54,794
VIVO	57,239	155,957
Total R&D Expenses:	$683,799	$502,489

Other Income and Expense

Other income increased for the six months ended June 30, 2015 to $69,210 from $38,272 for the same period in 2014. The increase is the result of interest and dividend earnings on the marketable securities and the note receivable totaling $69,169 (2014: $29,707) and was partially offset by a loss on foreign currency transactions of $5,969 (2014: gain of $3,896).

Income Taxes

As of June 30, 2015, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the six months ended June 30, 2015 and 2014, the Company generated a net loss attributable to shareholders of $3,408,028 and $1,106,388, respectively. As of June 30, 2015 and December 31, 2014, the Company has an accumulated deficit of $88,272,114 and $84,864,086 and had cash totaling $261,234 and $455,841, respectively.

Currently, our primary focus is to expand the domestic and international distribution of our PIFA Heparin/PF4 rapid assays. The Company’s secondary focus is preparing for the launch of our health and wellness product line linked to smartphones and tablets. The Company continues commercialization tasks for METRON and VIVO, as well as development activities for its PIFA PLUSS® Infectious Disease single-use assays, BreathScan® DKA, and Breath PulmoHealth products, including advancement of the steps required for FDA clearance or CE marking in the EU where necessary.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs for at least 33 months. We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

We expect that our primary expenditures will be to continue development of our health and wellness line, PIFA PLUSS® Infectious Disease single-use assays, BreathScan® DKA and Breath PulmoHealth products, enroll patients in clinical trials to support performance claims, generate studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of commercialized products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors, METRON and VIVO) in the US and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures for production for the six months ended June 30, 2015 were $44,509 (2014: $1,660). Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2015 are expected to be approximately $250,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

The Company invested $64,091 for a 19.9% ownership position in a joint venture with Hainan Savy Investment Management, Ltd and Mr. Thomas Knox, the Company’s Non-executive Co-chairman, to research, develop, produce and sell Akers’ rapid diagnostic screening and testing products in China. The new entity, incorporated in the People’s Republic of China, operates as Hainan Savy Akers Biosciences, Ltd.

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

The Company’s net cash provided by investing and financing activities totaled $2,769,177 during the six months ended June 30, 2015. Cash was consumed by capital expenditures, the investment in Hainan Savy Akers Biosciences, Ltd. and the purchase of marketable securities of $143,155. Proceeds from the sale of marketable securities and a policy renewal incentive from an insurer contributed cash of $2,912,332 for the period ended June 30, 2015.

The Company’s net cash provided by investing and financing activities totaled $2,093,432, during the six months ended June 30, 2014. Cash was consumed by capital expenditures, the payment of a short-term note payable – related party, the purchase of marketable securities and the payment of dividends on Series A Convertible Preferred Stock totaling $12,838,926. Proceeds from the issuance of common shares, proceeds from the sale of marketable securities and the demutualization of an insurer contributed cash of $14,932,358 for the period ended June 30, 2014.

Operating Activities

Our net cash consumed by operating activities totaled $2,963,784 during the six months ended June 30, 2015. Cash was consumed by the loss of $3,408,028 less non-operating gains of $6,010 plus a non-cash adjustments of $160,931 for depreciation and amortization of non-current assets, $864,000 for an allowance for bad debts and $223 for accrued interest and dividends on marketable securities. For the six months ended June 30, 2015, decreases in notes receivable – related party, other receivables and inventories of $222,272 and an increase in trade and other payables of $323,849 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables and other assets of $815,465 and a decrease in deferred revenue – related party of $305,556 consumed cash from operating activities.

Akers’ net cash consumed by operating activities totaled $1,794,784 during the six months ended June 30, 2014. Cash was consumed by the loss of $1,090,595 less non-operating gains of $20,364 plus non-cash adjustments of $723,247 for depreciation and amortization of non-current assets and the issuance of stock options. For the six months ended June 30, 2014, decreases in inventory and other assets of $334,747 provided cash while a net increase in trade receivables, trade receivables – related parties and other receivables of $1,206,368 and decreases in trade and other payables, trade and other payables – related parties and deferred revenue – related party of $535,451 consumed cash from operating activities.

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

Intangible Assets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2015, the Company has nine patents from the United States Patent Office in effect (7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 8,871,521, 5,827,749 and 8,808,639). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

There are no significant changes to the Company’s business environment during the three and six months ended June 30, 2015

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

As of June 30, 2015 and based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin.  This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”), as amended on April 18, 2012.  Prior to filing the complaint the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company successfully removed the Florida state court case filed by Mr. Martin to the Federal District Court, Middle District, Florida. On March 10, 2015, the Federal Southern District of New York denied Mr. Martin’s request to transfer venue to Florida and retained jurisdiction. In light of this decision, the Company and Mr. Martin have entered into a Stipulation that Mr. Martin’s Florida Action will be dismissed without prejudice. To-date, Mr. Martin has not re-filed his claim in the Southern District of New York as Counterclaims and the case has entered into the discovery phase. The Company continues to seek the most efficient and optimal manner to handle Mr. Martin’s claims without prejudicing any of its rights. As a reasonable estimate of any loss from this case cannot be made, no accrual for losses was made as of June 30, 2015.

On April 23, 2015, a complaint was filed by the Company in federal district court (District of New Jersey) against ChubeWorkx Guernsey Limited (“ChubeWorkx”) for breach of contract (the “Breach of Contract Claim”) for failure of timely interest payments by ChubeWorkx under a promissory note (the “Chube Note”) entered into by the Company and ChubeWorkx in December 2014. As part of this action, the Company also filed a preliminary injunction which sought to bar ChubeWorkx from disposing of the Company’s common stock owned by ChubeWorkx for which the Company retained a right of sale in the event of a default by ChubeWorkx under the Chube Note. A consent decree is currently being finalized for entry by the court to resolve the issues of the preliminary injunction which requires ChubeWorkx to escrow a certain number of shares of the Company’s common stock currently held by ChubeWorkx until the Breach of Contract Claim has been fully adjudicated. The Breach of Contract Claim is currently in the discovery phase and while the parties have communicated in good faith to resolve this dispute, all discussions to date have not yielded and results.

With the exception of the foregoing, we are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 23, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015, other than those previously reported in a Current Report on Form 8-K.

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

AKERS BIOSCIENCES, INC.

Date: August 18, 2015	By:	/s/ Raymond Akers Jr. Phd
	Name:	Raymond Akers Jr. Phd
	Title:	Executive Chairman
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

