Form 10-Q
period 2015-09-30
Akers Biosciences Inc
filed 2015-11-13
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 10, 2015, there were 5,144,837 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$393,372	$455,841
Marketable Securities	5,229,225	9,264,961
Trade Receivables (net)	1,109,227	1,154,290
Trade Receivables - Related Party (net)	-	864,000
Notes Receivable - Related Party	299,052	266,457
Other Receivables	101,576	41,435
Inventories (net)	955,163	905,116
Other Current Assets	169,722	107,633

Total Current Assets	8,257,337	13,059,733

Non-Current Assets
Notes Receivable - Related Party	1,000,558	1,209,309
Property, plant and equipment, net	214,154	201,483
Intangible assets, net	1,515,660	2,176,065
Other Assets	66,813	4,282

Total Non-Current Assets	2,797,185	3,591,139

Total Assets	$11,054,522	$16,650,872

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,256,293	$1,538,430
Deferred Revenue - Related Party	-	305,556

Total Current Liabilities	1,256,293	1,843,986

Total Liabilities	1,256,293	1,843,986

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common Stock, No par value, 500,000,000 shares authorized, 5,144,837 and 4,954,837 issued and outstanding as of September 30, 2015 and December 31, 2014	100,388,396	99,691,096
Accumulated Deficit	(90,599,007)	(84,864,086)
Accumulated Other Comprehensive Income/(Loss)	8,840	(20,124)

Total Stockholders’ Equity	9,798,229	14,806,886

Total Liabilities and Stockholders’ Equity	$11,054,522	$16,650,872

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Product Revenue	$169,473	$359,980	$1,325,887	$1,090,010
Product Revenue - Related parties	-	-	-	1,630,379
License Revenue	-	10,000	15,000	10,000
License Revenue - Related party	-	83,333	305,556	250,000
Total Revenues	169,473	453,313	1,646,443	2,980,389
Cost of Sales:
Product Cost of Sales	(177,952)	(162,145)	(745,319)	(907,876)

Gross Profit/(Loss)	(8,479)	291,168	901,124	2,072,513

Administrative Expenses	760,336	826,756	2,341,300	2,302,483
Administrative Expenses - Related parties	-	-	864,000	195,002
Sales and Marketing Expenses	725,832	358,650	1,854,623	966,357
Research and Development Expenses	319,646	183,886	1,003,445	686,376
Impairment of Non-Current Assets	466,476	-	466,476	-
Amortization of Non-Current Assets	64,643	64,643	193,929	193,929

Loss from Operations	(2,345,412)	(1,142,767)	(5,822,649)	(2,271,634)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	2,001	1,022	7,971	(2,874)
Gain from demutualization of insurance carrier	-	-	-	(4,669)
Interest and Dividend Income	(20,478)	(19,469)	(89,647)	(49,176)
Other Income	(42)	-	(6,052)	-
Total Other Income	(18,519)	(18,447)	(87,728)	(56,719)

Loss Before Income Taxes	(2,326,893)	(1,124,320)	(5,734,921)	(2,214,915)

Income Tax Benefit	-	-	-	-

Preferred Stock Dividend	-	-	-	(15,793)

Net Loss Attributable to Common Stockholders	(2,326,893)	(1,124,320)	(5,734,921)	(2,230,708)

Other Comprehensive Income/(Loss)
Unrealized Gains/(Losses) on Marketable Securities	8,539	(8,004)	28,964	(11,553)
Total Other Comprehensive Income/(Loss)	8,539	(8,004)	28,964	(11,553)

Comprehensive Loss	$(2,318,354)	$(1,132,324)	$(5,705,957)	$(2,242,261)

Basic & diluted loss per common share	$(0.45)	$(0.23)	$(1.12)	$(0.48)

Weighted average basic & diluted common shares outstanding	5,144,837	4,924,837	5,138,573	4,675,200

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For nine months ended September 30, 2015

	Common			Accumulated
	Shares			Other
	Issued and	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Deficit	Income/(Loss)	Equity

Balance at December 31, 2014 (audited)	4,954,837	$99,691,096	$(84,864,086)	$(20,124)	$14,806,886

Net loss for the period	-	-	(5,734,921)	-	(5,734,921)
Issuance of Restricted Common Stock for Directors & Officers	190,000	697,300	-	-	697,300
Unrealized gain on marketable securities	-	-	-	28,964	28,964

Balance at September 30, 2015 (unaudited)	5,144,837	$100,388,396	$(90,599,007)	$8,840	$9,798,229

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For nine months ended September 30, 2015 and 2014

(unaudited)

	2015	2014
Cash flows from operating activities
Net loss for the period	$(5,734,921)	$(2,214,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and dividends on marketable securities	8,387	(11,935)
Depreciation and amortization	241,512	261,523
Impairment of non-current assets	466,476	-
Allowance for doubtful accounts	864,000	-
Gain from other non-operating activities	(6,010)	(4,669)
Non-cash share based compensation	-	549,600
Non-cash share based payments for services	-	196,800
Changes in assets and liabilities:
(Increase)/decrease in trade receivables	45,063	(958,126)
Increase in trade receivables - related party	-	(266,379)
Decrease in notes receivables - related party	176,156	-
Increase in other receivables	(60,141)	(56,179)
(Increase)/decrease in inventories	(50,047)	240,204
(Increase)/decrease in other assets	(60,529)	97,762
Increase/(decrease) in trade and other payables	415,163	(334,358)
Decrease in other payables - related party	-	(6,586)
Decrease in deferred revenue - related party	(305,556)	(250,000)
Net cash used in operating activities	(4,000,447)	(2,757,258)

Cash flows from investing activities
Purchases of property, plant and equipment	(60,254)	(24,987)
Purchases of marketable securities	(52,319)	(12,537,202)
Investment in Hainan Savy Akers Biosciences, Ltd. joint venture	(64,091)	-
Proceeds from demutualization of insurance carrier	-	4,669
Proceeds from other non-operating activities	6,010	-
Proceeds from sale of marketable securities	4,108,632	2,330,592
Net cash provided by/(used in) investing activities	3,937,978	(10,226,928)

Cash flows from financing activities
Payment of short-term note payable - related party	-	(307,500)
Proceeds from issuance of common shares	-	745,024
Net proceeds from issuance of common stock in initial public offering	-	13,101,336
Dividend distribution on Series A Convertible Preferred Stock	-	(15,793)
Net cash provided by financing activities	-	13,523,067

Net increase/(decrease) in cash	(62,469)	538,881
Cash at beginning of period	455,841	103,634
Cash at end of period	$393,372	$642,515

Supplemental Schedule of Non-Cash Financing and Investing Activities
Unrealized gains/(losses) on marketable securities	$28,964	$(11,553)
Issuance of restricted common share grants to directors and officers accrued in 2014	$697,300	$-

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Nature of Business

(a)	Reporting Entity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2014 included in Form 10-K of Akers Biosciences, Inc. and Subsidiaries (“the Company”).

The condensed consolidated financial statements include two dormant subsidiaries, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation. All material intercompany balances have been eliminated upon consolidation.

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

The condensed consolidated financial statements of the Company are prepared in U.S. Dollars and in accordance with GAAP.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(b)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. In particular, information about significant areas of estimation, uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amounts recognized in the financial statements is included in the following notes for revenue recognition, allowances for doubtful accounts, inventory write-downs, impairment of intangible assets and valuation of share based payments.

(c)	Reclassifications

Trade receivables – related parties in the condensed consolidated balance sheet as of December 31, 2014 and Product revenue – related parties in the condensed consolidated statement of operations for the nine months ended September 30, 2014 were reclassified to conform with the classification in 2015.

(d)	Foreign Currency

These condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information presented in U.S. Dollars has been rounded to the nearest dollar. Foreign currency transaction gains or losses, resulting from loans and cash balances denominated in foreign currencies, are recorded in the condensed consolidated statement of operations.

(e)	Comprehensive Income/(Loss)

The Company follows Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 220 in reporting comprehensive income (loss). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

(f)	Cash and Cash Equivalents

Cash and cash equivalents comprise cash balances. The Company considers all highly liquid investments, which include short-term bank deposits (up to 3 months from date of deposit) that are not restricted as to withdrawal date or use, to be cash equivalents. Bank overdrafts are shown as part of trade and other payables in the condensed consolidated balance sheet.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(g)	Fair Value of Financial Instruments

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

(h)	Fair Value Measurement – Marketable Securities

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

(i)	Trade Receivables, Trade Receivables – Related Party and Allowance for Doubtful Accounts

The carrying amounts of current trade receivables is stated at cost, net of allowance for doubtful accounts and approximate their fair value given their short term nature.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of September 30, 2015 and December 31, 2014, allowances for doubtful accounts were $864,000 (Note 4) and $-. Allowances charged for doubtful accounts amounted to $- and $864,000 for the three and nine months ended September 30, 2015 and $- for the three and nine months ended September 30, 2014.

(j)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

Substantially all of the Company’s cash is maintained with Fulton Bank of New Jersey and Bank of America. The funds are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 per account or instrument, but are otherwise unprotected. The Company placed $361,800 and $399,417 with Fulton Bank of New Jersey, $27,532 and $52,384 with Bank of America and $4,040 with PayPal as of September 30, 2015 and December 31, 2014.

Concentration of credit risk with respect to trade receivables exists as approximately 72% of its revenue was generated by two customers for the nine months ended September 30, 2015. These customers accounted for 20% of gross trade receivables (including related parties) as of September 30, 2015. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Included in accounts receivable as of September 30, 2015 and December 31, 2014 is a receivable of $500,000 and $1,000,000 due to be paid in two installments of $500,000, the first on April 30, 2015 and the second on July 30, 2015. The April 2015 payment of $500,000 was received on August 11, 2015.

(k)	Inventories

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(l)	Property, Plant and Equipment

Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset.

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized within “other income” in the condensed consolidated statement of operations.

Depreciation is recognized in the condensed consolidated statement of operations on the accelerated basis over the estimated useful lives of the property, plant and equipment. Leased assets are depreciated over the shorter of the lease term or their useful lives.

The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Plant and equipment	5-12
Furniture and fixtures	5-10
Computer equipment & software	3-5

Depreciation methods, useful lives and residual values are reviewed at each reporting date.

(m)	Intangible Assets

(i)	Patents and Trade Secrets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of September 30, 2015, the Company has nine patents from the United States Patent Office in effect (7,896,167; 8,097,171; 7,285,246; 7,837,936; 8,003,061; 8,425,859; 8,871,521; 5,827,749 and 8,808,639). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001; 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Patents and trademarks	12-17
Customer lists	5

(n)	Recoverability of Long-lived Assets

In accordance with FASB ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. As a result of this evaluation, the Company determined that the carrying amounts of the two patents and a trademark are not recoverable and therefore recorded an impairment charge. During the three and nine months ended September 30, 2015 $466,476 (2014 $-) was recorded as impairment expense on the condensed consolidated statements of operations.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(o)	Investments

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

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. The contribution was adjusted downward to $64,091 on April 8, 2015; the net effect of the currency conversion when the contribution was processed in Hainan. This is included in other assets in the condensed consolidated balance sheet as of September 30, 2015 and is accounted for using the cost method.

(p)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns are necessary as of September 30, 2015 and December 31, 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company instituted a significant price increase for certain PIFA products effective May 1, 2015. In an effort to phase in the increase for existing customers, the Company is providing a rebate to its distributors for the price increase through December 31, 2015 for their existing customer base as of April 30, 2015. The Company has established an accrual of $70,282 and $362,150, which is a reduction of revenue, for the three and nine months ended September 30, 2015 for this program. Accounts receivable will be reduced when the rebates are applied by the customer.

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

When the Company enters into arrangements that contain more than one deliverable, the Company allocates revenue to the separate elements under the arrangement based on their relative selling prices in accordance with FASB ASC 605-25.

(q)	Income Taxes

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

(r)	Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $10,998 and $43,776 for the three and nine months ended September 30, 2015 and $8,440 and $25,677 for the three and nine months ended September 30, 2014. These fees are classified as part of product revenue in the condensed consolidated statements of operations. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $15,590 and $82,997 for the three and nine months ended September 30, 2015 and $18,031 and $47,238 for the three and nine months ended September 30, 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(s)	Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.

(t)	Stock-based Payments

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

The Company estimates the fair value of stock-based awards to non-employees on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the period which services are to be received. At the end of each financial reporting period, prior to vesting or prior to the completion of services, the fair value of equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service is completed.

(u)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

The calculation of the basic and diluted loss per share for the three months ended September 30, 2015 and 2014 was based on a loss attributable to common stockholders of $2,326,893 and $1,124,320.

The calculation of basic and diluted loss per share for the nine months ended September 30, 2015 and 2014 was based on a loss of $5,734,921 and $2,230,708 attributable to common stockholders.

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic loss per common share for the three and nine months ended September 30, 2015 and 2014 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common stockholders for the periods. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were 175,000 units of options for the three and nine months ended September 30, 2015 and 1,989 units of warrants and 175,000 units of options for the three and nine months ended September 30, 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(v)	Recently Adopted Accounting Pronouncements

As of September 30, 2015 and for the nine months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(w)	Recently Issued Accounting Pronouncements not Yet Adopted

As of September 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

Note 3 – Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2015 and December 31, 2014.

Money market funds, U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

			2015
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$1,002	$-	$-	$-	$1,002
US agency securities	297,699	960	1,809	-	300,468
Certificates of deposits	2,695,000	4,620	7,492	-	2,707,112
Corporate securities	1,528,308	2,707	-	(1,225)	1,529,790
Municipal securities	688,291	1,798	764	-	690,853
Total Level 2:	5,210,300	10,085	10,065	(1,225)	5,229,225

Total:	$5,210,300	$10,085	$10,065	$(1,225)	$5,229,225

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities range from one to twenty years. Unrealized gains and losses relating to the available for sale investment securities were recorded in the condensed consolidated statement of changes in stockholders’ equity as comprehensive income. These amounts were gains of $8,539 and $28,964 for the three and nine months ended September 30, 2015 and losses of $8,004 and $11,553 for the three and nine months ended September 30, 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2015, investments in U.S. agency securities, corporate securities and municipal securities classified as available for sale mature as follows:

Within			After
1 Year	1 - 5 Years	5 - 10 Years	10 Years

$295,084	$4,834,117	$-	$100,024

Proceeds from the sale of marketable securities for the three and nine months ended September 30, 2015 were $1,202,311 and $4,108,632 and were $1,249,263 and $2,330,592 for the three and nine months ended September 30, 2014. As a result of these sales, a gross loss of $5,213 and $7,201 was recorded for the three and nine months ended September 30, 2015 and a gross gain of $891 and $751 was recorded for the three and nine months ended September 30, 2014.

Note 4 - Trade Receivables – Related Party

The Company reclassified the trade receivable of $864,000 from Thirty Six Strategies General Trading LLC (“36S”) as a trade receivable – related party in 2015 (Note 14). As a result, the Company also reclassified this trade receivable on the condensed consolidated balance sheet as of December 31, 2014. The amount due is non-interest bearing, unsecured and has a term of 360 days which was due June 30, 2015. As of June 30, 2015, the Company established an allowance for doubtful accounts of $864,000 which is reported as administrative expenses – related parties in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2015 (Note 14).

The Company continues to work with 36S to gain approval of the Company’s Tri-Cholesterol product in Australia.

Note 5 - Note Receivable – Related Party

On December 31, 2014 a note of $1,475,766 was issued to the Company in exchange for the Company’s open trade receivables from ChubeWorkx Guernsey Limited, a major shareholder. It is payable in sixty equal installments of $27,734 commencing January 1, 2015 and has an interest rate of 5% per annum. Installments due for the periods January through August 2015 have been received. Interest income received in the three and nine months ended September 30, 2015 was $10,878 and $45,715 and is recorded in the interest and dividend income in the condensed consolidated statement of operations and comprehensive income.

In the event of default, the Company, at its sole discretion, has the right to redeem any and all Company shares owned by ChubeWorkx Guernsey Limited to satisfy the monies owed to the Company under this note (Note 18).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The scheduled cash flow from the note is as follows:

	Principal	Interest	Total
Next 12 Months	$299,052	$61,489	$360,541
Next 13-24 Months	290,770	42,038	332,808
Next 25-36 Months	305,647	27,161	332,808
Next 37-48 Months	321,284	11,524	332,808
Next 49-60 Months	82,857	345	83,202
	$1,299,610	$142,557	$1,442,167

Notes receivable – related party as of September 30, 2015 and December 31, 2014 is as follows:

	2015	2014
Current	$299,052	$266,457
Non-current	1,000,558	1,209,309
	$1,299,610	$1,475,766

Note 6 - Inventories

Inventories at September 30, 2015 and December 31, 2014 consists of the following categories:

	2015	2014
Raw Materials	$392,503	$413,897
Sub-Assemblies	509,099	433,793
Finished Goods	82,500	86,365
Reserve for Obsolescence	(28,939)	(28,939)
	$955,163	$905,116

For the three and nine months ended September 30, 2015 and 2014, no charges were made to cost of goods sold for obsolete inventory.

Note 7 - Property, Plant and Equipment

Property, plant and equipment as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014

Computer Equipment	$100,405	$100,405
Computer Software	40,681	30,736
Office Equipment	50,049	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,112,060	1,111,005
Molds & Dies	703,582	654,327
Leasehold Improvements	222,593	222,594
	2,259,309	2,199,055
Less
Accumulated Depreciation	2,045,155	1,997,572

	$214,154	$201,483

Depreciation expense was $15,938 and $47,583 for the three and nine months ended September 30, 2015 and $23,233 and $67,593 for the three and nine months ended September 30, 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Intangible Assets

Intangible assets as of September 30, 2015 and December 31, 2014 and the movements for the three months then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2014	$3,851,495	$1,270,639	$5,122,134
Additions	-	-	-
Disposals	-	-	-
Impairments	(466,476)	-	(466,476)
At September 30, 2015	$3,385,019	$1,270,639	$4,655,658

Accumulated Amortization
At December 31, 2014	$1,675,430	$1,270,639	$2,946,069
Amortization Charge	193,929	-	193,929
Disposals	-	-	-
At September 30, 2015	$1,869,359	$1,270,639	$3,139,998

Net Book Value
At December 31, 2014	$2,176,065	$-	$2,176,065
At September 30, 2015	$1,515,660	$-	$1,515,660

Amortization expense was $64,643 and $193,929 for the three and nine months ended September 30, 2015 and $64,643 and $193,929 for the three and nine months ended September 30, 2014.

Impairment expense was $466,476 for the three and nine months ended September 30, 2015 and $- for the three and nine months ended September 30. 2014.

Note 9 - Trade and Other Payables

Trade and other payables as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Trade Payables	$404,942	$377,898
Accrued Expenses	716,601	1,100,782
Legal Settlements Payable	75,000	-
Deferred Compensation	59,750	59,750
	$1,256,293	$1,538,430

Trade and other payables are non-interest bearing and are normally settled on 30 day terms.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company has issued warrants to various employees, consultants and members of the Board of Directors of the Company for their services either in connection with the Company’s ongoing efforts to raise capital or the development of the Company’s products. In addition, the Company has granted warrants to lenders in connection with the issuance of debt. Each warrant granted may be exchanged for a prescribed number of shares of common stock. The warrants expired March 18, 2015. The following table summarizes the warrant activities for the nine months ended September 30, 2015:

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2014	1,989	$71.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	(1,989)	71.76
Balance at September 30, 2015	-	$-
Exercisable as of September 30, 2015	-	$-	-	$-

(b)	Stock options

Qualified option holders may exercise their options at their discretion. Each option granted may be exchanged for a prescribed number of shares of common stock.

The following table summarizes the option activities for the nine months ended September 30, 2015:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2014	175,000	$4.98
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at September 30, 2015	175,000	$4.98
Exercisable as of September 30, 2015	175,000	$4.98	3.75	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.15 for our common shares on September 30, 2015. Since the exercise price is higher than the closing stock price at September 30, 2015, there is no intrinsic value of the options exercisable at September 30, 2015.

The total grant date fair value of stock options vested for the three and nine months ended September 30, 2015 was $- and for the three and nine months ended September 30, 2014 was $- and $549,600.

As of September 30, 2015, there was $- of unrecognized compensation cost related to outstanding employee stock options.

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

On January 9, 2015, the Company issued an aggregate of 190,000 shares of the Company’s restricted common stock, no par value per share, with a fair value of $697,300, calculated using the closing price of $3.67 per common share as of January 9, 2015, to the following directors and officers for their services in the year ended December 31, 2014:

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Name	Shares
Aker, Jr., Raymond	70,000
Knox, Brandon	35,000
knox, Thomas	50,000
Moran, Gavin	35,000
190,000

The $697,300 was expensed in 2014 and the liability is included in Trade and Other Payables on the condensed consolidated balance sheet for the year ended December 31, 2014.

As of September 30, 2015 the Company has 175,000 reserved shares of its common stock for outstanding warrants and options. At December 31, 2014 the Company had 176,989 reserved shares of its common stock for outstanding warrants and options.

Note 13 - Income Tax Expense

There is no income tax benefit for the losses for the three or nine months ended September 30, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2015, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2015 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

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

On June 19, 2012, the Company entered into a 3 year exclusive License & Supply Agreement with Chubeworkx Guernsey Limited (as successor to SONO International Limited) (“Chubeworkx”) for the purchase and distribution of ABI’s proprietary breathalyzers outside North America. Chubeworkx paid a licensing fee of $1,000,000 which was recognized over the term of the agreement through June 30, 2015 (Note 10).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On June 30, 2014, the Company recorded a sale of $864,000 to 36S (Note 4). Mr. Gavin Moran, a member of the Company’s Board of Directors at the time of the sale, has beneficial ownership in 36S.

Trade receivables – related party as of September 30, 2015 and December 31, 2014 are $- and $864,000. The amount due is non-interest bearing, unsecured and has a term of 360 days which was due June 30, 2015.

As of June 30, 2015, the Company established an allowance for doubtful accounts of $864,000 which is reported as administrative expenses – related parties in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2015 (Note 4).

Product revenue – related parties for the three and nine months ended September 30, 2015 were $- and for the three and nine months ended September 30, 2014 were $- and $1,630,379.

Administrative expenses – related parties for the three and nine months were ended September 30, 2015 were $- and $864,000 (Note 4) and for the three and nine months ended September 30, 2014 were $- and $195,002.

Note 15 - Commitments

The Company leases its facility in West Deptford, New Jersey under an operating lease with annual rentals of $130,200 plus common area maintenance (CAM) charges. The lease, which took effect on January 1, 2008, reduced the CAM charges allowing the Company to reach their own agreements with utilities and other maintenance providers.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On January 7, 2013, the Company extended its lease agreement for a term of 7 years, expiring December 31, 2019. Under the terms of the lease, The Company will pay $132,000 per year.

Rent expense, including related CAM charges, was $40,290 and $120,870 for the three and nine months ended September 30, 2015 and $40,290 and $120,870 for the three and nine months ended September 30, 2014.

The Company entered into a 60 month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	6,156	138,156
Next 37-48 Months	132,000	6,156	138,156
Next 49-60 Months	33,000	513	33,513

Note 16 - Major Customers

For the three months ended September 30, 2015, two customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 54% of the Company’s product revenue.

For the nine months ended September 30, 2015, two customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 65% of the Company’s product revenue. As of September 30, 2015, the amount due from these two customers was $397,589. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three months ended September 30, 2014, two customers each generated more than 10% of the Company’s product revenue. Sales to these customers accounted for 70% of the Company’s product revenue.

For the nine months ended September 30, 2014, three customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 82% of the Company’s product revenue. As of September 30, 2014, the amount due from these customers was $2,461,017.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 17 – Major Suppliers

For the three months ended September 30, 2015, three suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 61% of the Company’s total purchases.

For the nine months ended September 30, 2015, three suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 47% of the Company’s total purchases. As of September 30, 2015, the amount due to the suppliers was $30.

For the three months ended September 30, 2014, four suppliers each accounted for more than 10% of the Company’s purchases. These suppliers accounted for 53% of the Company’s total purchases.

For the nine months ended September 30, 2014, no suppliers accounted for more than 10% of the Company’s purchases.

Note 18 – Contingencies

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin. This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”), as amended on April 18, 2012. Prior to filing the complaint the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company successfully removed the Florida state court case filed by Mr. Martin to the Federal District Court, Middle District, Florida. On March 10, 2015, the Federal Southern District of New York denied Mr. Martin’s request to transfer venue to Florida and retained jurisdiction. In light of this decision, the Company and Mr. Martin have entered into a Stipulation that Mr. Martin’s Florida Action will be dismissed without prejudice. A $75,000 accrual was recorded as of September 30, 2015 and is included in sales and marketing expenses in the condensed consolidated statement of operations and comprehensive income.

On April 23, 2015, a complaint was filed by the Company in federal district court (District of New Jersey) against ChubeWorkx Guernsey Limited (“ChubeWorkx”) for breach of contract (the “Breach of Contract Claim”) for failure of timely interest payments by ChubeWorkx under a promissory note (the “Chube Note”) entered into by the Company and ChubeWorkx in December 2014. As part of this action, the Company also filed a preliminary injunction which sought to bar ChubeWorkx from disposing of the Company’s common stock owned by ChubeWorkx for which the Company retained a right of sale in the event of a default by ChubeWorkx under the Chube Note. A consent decree has been finalized and entered by the court to resolve the issues of the preliminary injunction which requires ChubeWorkx to escrow a certain of number of shares of the Company’s common stock currently held by ChubeWorkx until the Breach of Contract Claim has been fully adjudicated. The Breach of Contract Claim is currently in the discovery phase and while the parties have communicated in good faith to resolve this dispute all discussions to date have not yielded any results.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On August 21, 2015, ChubeWorkx filed a lawsuit against the Company in The High Court of Justice, Queen’s Bench Division Commercial Court, Royal Courts of Justice, United Kingdom, alleging a breach of contract under the exclusive license agreement entered into by ChubeWorkx with Company in June 2012 and damages resulting from said alleged breach. The lawsuit is in the preliminary stage where the Company is challenging appropriate service.

The Company and ChubeWorkx are actively discussing a global settlement for all existing claims and pending law suits. As a reasonable estimate of any loss from this case cannot be made, no accrual for losses was made as of September 30, 2015.

Note 19 – Subsequent Events

On October 2, 2015, the Company settled the lawsuit with Lawrence Martin. Subject to the exclusions allowed under the Settlement Agreement regarding confidentiality, the Company shall pay a cash amount of $75,000 paid over 12 months to Mr. Martin as well as assign back U.S. patents 7,285,246 and 7,837,936 on or before January 1, 2016. Additionally, the existing royalty obligations under the Purchase Agreement of 2007, as amended on April 18, 2012, of the Company to Mr. Martin shall be in force until January 1, 2016 when the 2007 Purchase Agreement, as amended on April 18, 2012, shall be terminated. Additionally, the parties provided to each other full releases from all claims against each other starting from the beginning of time until the date of the October 2 Settlement Agreement.

On November 4, 2015, the Company announced that the China Food and Drug Administration (“CFDA”) approved for medical use throughout Mainland China, the Company’s PIFA Heparin/PF4 rapid diagnostic test.

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

All of Akers’ rapid, single-use tests are performed in vitro (outside the body) and are designed to enhance patient well-being and reduce the cost of healthcare. The Company’s current product offerings and pipeline products focus on delivering diagnostic assistance in a wide variety of healthcare fields/specialties, including cardiology/emergency medicine, metabolism/nutrition, diabetes, oncology and infectious disease detection, as well as for on and off-the-job alcohol safety initiatives.

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

At September 30, 2015, Akers had cash of $393,372, working capital of $7,001,044, stockholders’ equity of $9,798,229 and an accumulated deficit of $90,599,007. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 24 months. The Company closely monitors its cash balances, cash needs and expense levels.

Summary of Statements of Operations for the Three Months Ended September 30, 2015 and 2014

Revenue

Akers’ revenue for the three months ended September 30, 2015 totaled $169,473, a 63% decrease from the three months ended September 30, 2014. The revenue decline is attributed to two factors; first, lower than usual distributor stock depletion of our PIFA Heparin/PF4 Rapid Assay products; and second, no licensing revenue was recorded during the three month period ended September 30, 2015 (2014: $93,333) following the cancellation of the License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”) in May, 2015.

The table below summarizes our revenue by product line for the three months ended September 30, 2015 and 2014 as well as the percentage of change year-over-year:

Product Lines	3 Months Ended September 30, 2015	3 Months Ended September 30, 2014	Percent Change
MicroParticle Catalyzed Biosensor (“MPC”)	$23,953	$38,201	(37)%
Particle ImmunoFiltration Assay (“PIFA”)	116,783	309,459	(62)%
Rapid Enzymatic Assay (“REA”)	-	-	-%
Other	28,737	12,320	133%
Product Revenue Total	$169,473	$359,980	(53)%
License Fees	-	93,333	(100)%
Total Revenue	$169,473	$453,313	(63)%

The Company’s MPC product sales declined 37%. The decline is related to the irregular timing of orders from various distributors that purchase alcohol breathalyzers annually or semi-annually. The new distributor in the European Union (“EU”), which placed an initial order for 2,000,000 devices in June, 2015, did not request the release of any additional device shipments during the three month period ending September 30, 2015; however, the Company will release product as directed by the distributor over the next nine months. The Company launched its METRON disposable breath test for ketones on the Amazon Marketplace in the three month period ended September 30, 2015. While the METRON sales were small in its debut quarter, the Company believes that revenues will grow in the fourth quarter. The Company also expects to realize revenue from its BreathScan Lync health and wellness line in the fourth quarter.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products, part of the PIFA line, declined 62%, primarily reflecting lower than usual distributor stock depletion of our PIFA Heparin/PF4 Rapid Assay products during the third quarter. Demand for these products is returning to normal levels in the fourth quarter and our distributors are returning to their usual purchasing patterns. The Company has expanded its sales and marketing staff to cover most of the United States, adding technical sales account executives whose role is to significantly support the sales representatives of Akers’ US distribution partners, Cardinal Health (“Cardinal”), Fisher HealthCare (“Fisher”) and Typenex Medical (“Typenex”). We expect to see the revenue benefits from the expansion of the sales and marketing staff as the additional sales executives become more involved with the distributor representatives in their sales regions.

International sales of the Company’s PIFA Heparin/PF4 Rapid Assay products were still developing, but will be greatly enhanced with the recent approval of the product in China. This approval is expected to stimulate minimum purchase requirements with our distributor, Novotek, of approximately $1 million in 2015 and $6 million in 2016.

Other operating revenue increased due to a rise in miscellaneous component sales and shipping and handling fees.

Cost of sales for the three months ended September 30, 2015 increased by 10% to $177,952 (2014: $162,145). Direct cost of sales increased to 42% of product revenue while indirect cost of sales increased to 63% for the three months ended September 30, 2015 as compared to 19% and 26% respectively for the same period in 2014.

Direct cost of sales for the three month period ended September 30, 2015 were $71,722 (2014: 67,940). The increase for the three months ended September 30, 2015 was related to direct personnel costs.

Indirect cost of sales for the three months ended September 30, 2015 were $106,230 (2014: 94,205). The increase is attributed to an ongoing project to improve the management, reporting and turn-over rate of our production inventory. The increase was mitigated by a reduction in indirect personnel expenses in the three months ended September 30, 2015. In addition, the percentage increase is affected by the fixed cost nature of many of the components in this category.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015, totaled $760,336, which was an 8% decrease as compared to $826,756 for the three months ended September 30, 2014.

The table below summarizes our general and administrative expenses for the three months ended September 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	3 Months Ended September 30, 2015	3 Months Ended September 30, 2014	Percent Change
Personnel Costs	$194,740	$186,667	4%
Professional Service Costs	242,355	356,266	(32)%
Stock Market & Investor Relations Costs	146,859	141,496	4%
Other General and Administrative Costs	176,382	142,327	23%
Total General and Administrative Expense	$760,336	$826,756	(8)%

The decline in professional service costs for the three months ended September 30, 2015 is related to a decrease in legal fees ($146,640 (2014: $297,232)) but was offset by increases in personnel recruiting and general consulting services ($61,292 (2014: $-)).

The increase in other general and administrative costs for the three months ended September 30, 2015 is due to a significant increase in travel costs associated with the stimulation of sales and marketing initiatives globally, including the Hainan-Savy Akers Biosciences joint venture in Mainland China.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2015 totaled $725,832, which was a 102% increase as compared to $358,650 for the three months ended September 30, 2014.

The table below summarizes our sales and marketing expenses for the three months ended September 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	3 Months Ended September 30, 2015	3 Months Ended September 30, 2014	Percent Change
Personnel Costs	$371,133	$110,496	236%
Professional Service Costs	170,985	177,778	(4)%
Royalties and Outside Commission Costs	113,308	30,180	275%
Other Sales and Marketing Costs	70,406	40,196	75%
Total Sales and Marketing Expenses	$725,832	$358,650	102%

Personnel costs increased in the three months ended September 30, 2015 due to the expansion of the sales and marketing department from 3 employees at September 30, 2014 to 11 employees as of September 30, 2015.

Royalties and outside commission costs increased due to the accrual of a legal settlement liability of $75,000 (2014: $-)(See Note 18 - Contingencies).

Other sales and marketing costs increased primarily due to the increased travel by the expanded sales and marketing staff in support of our customer and distributor base.

Research and Development

Research and development expenses for the three months ended September 30, 2015 totaled $319,646, which was a 74% increase as compared to $183,886 for the three months ended September 30, 2014.

The table below summarizes our research and development expenses for the three months ended September 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	3 Months Ended September 30, 2015	3 Months Ended September 30, 2014	Percent Change
Personnel Costs	$156,569	$127,602	23%
Clinical Trial Costs	12,075	2,500	383%
Professional Service Costs	106,763	25,967	311%
Other Research and Development Costs	44,239	27,817	59%
Total Research and Development Expenses	$319,646	$183,886	74%

Personnel costs increased during the three months ended September 30, 2015. The increase is due to the addition of laboratory technicians and the promotion of a senior technician to provide technical product support to the Company’s sales associates, distributors and end customers.

Clinical trial costs, professional service costs and other research and development costs have increased in the three months ended September 30, 2015 due to the significant costs associated with preparing several key products for market. Major expenses include engineering fees related to the development of molds for new products, development of the BreathScan Lync and associated apps for tablets and smartphones, new packaging design, testing and clinical trials.

The following table illustrates research and development costs by project for the three months ended September 30, 2015 and 2014, respectively:

Project	2015	2014
Asthma/pH	$-	$-
Breath Alcohol Phone Application	-	2,299
Breath Alcohol	54,340	-
Chlamydia Trachomatis	18,635	56,490
CHUBE	-	-
Heparin/PF4	55,363	14,306
HIV	-	-
Ketone	14,288	55
KetoChek / OxiChek	103,629	-
Lithium	448	-
Lyophilization	-	6,050
Malaria	-	55
METRON	16,174	-
Other Projects	3,324	-
PIFA PLUSS® PF4	-	16,881
Pulmo Health	6,745	-
Sonicator OQ	-	-
Troponin (heart attacks)	22,503	-
Tri-Cholesterol	17,261	70,759
VIVO	6,936	16,991
Total R&D Expenses:	$319,646	$183,886

Impairment of Non-Current Assets

The Company performed a routine analysis of its intangible assets and determined that two patents and a trademark acquired in the fiscal year ended December 31, 2007 are no longer contributing to the Company’s revenue flows and were therefore impaired for $466,476 (2014: $-) during the three months ended September 30, 2015.

Other Income and Expense

Other income increased for the three months ended September 30, 2015 to $18,519 from $18,447 for the same period in 2014. Other income and expenses primarily consist of interest and dividend earnings on the marketable securities and the note receivable totaling $20,478 (2014: $19,469) and a loss on foreign currency transactions of $2,001 (2014: $1,022).

Income Taxes

As of September 30, 2015, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2015 and 2014:

Revenue

Akers’ revenue for the nine months ended September 30, 2015 totaled $1,646,443, a 45% decrease from the same period in 2014. Importantly, sales of the flagship PIFA Heparin/PF4 Rapid Assay products increased by 9% over the nine month period ended September 30, 2014. The reduction in overall revenue resulted from there having been an initial stocking order for Tri-Cholesterol “Check” tests during the nine months ended September 30, 2014 which was not repeated in the nine months ended September 30, 2015; and from the impact on sales of BreathScan breathalyzer products following the French government’s postponement, indefinitely, of the fine that was to be imposed for drivers failing to possess breathalyzers in their vehicles.

The table below summarizes our revenue by product line for the nine months ended September 30, 2015 and 2014 as well as the percentage of change year-over-year:

Product Lines	9 Months Ended September 30, 2015	9 Months Ended September 30, 2014	Percent Change
MicroParticle Catalyzed Biosensor (“MPC”)	$233,758	$878,659	(73)%
Particle ImmunoFiltration Assay (“PIFA”)	1,015,742	931,647	9%
Rapid Enzymatic Assay (“REA”)	-	864,000	(100)%
Other	76,387	46,083	66%
Product Revenue Total	$1,325,887	$2,720,389	(51)%
License Fees	320,556	260,000	23%
Total Revenue	$1,646,443	$2,980,389	(45)%

The Company’s MPC product sales declined during the nine months ended September 30, 2015. This reflects that during the same period of 2014, the Company received its last order from ChubeWorkx for the Company’s alcohol breathalyzer product. The decline was partially offset by an initial stocking order from a new distributor in the European Union (“EU”) for alcohol breathalyzers. An initial order for 2,000,000 devices was received and units began to ship in June, 2015. Additional shipments will be released as directed by the distributor over the next nine months. The company launched its METRON disposable breath test for ketones on the Amazon Marketplace in the three month period ended September 30, 2015. While the METRON sales were small in its debut quarter, the Company believes that revenues will grow in the fourth quarter. The Company also expects to realize revenue from its BreathScan Lync health and wellness line in the fourth quarter.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products continue to grow. The Company has expanded its sales and marketing staff to cover most of the United States, adding technical sales account executives whose role is to significantly support the sales representatives of Akers’ US distribution partners, Cardinal Health (“Cardinal”), Fisher HealthCare (“Fisher”) and Typenex Medical (“Typenex”). We have begun to recognize the revenue benefits from the expansion of the sales and marketing staff and expect this to continue as the additional sales executives become more involved with the distributor representatives in their sales regions.

In fact, there are now over 200 US hospitals using our product, and we expect this number to a total close to 250 by the end of 2015. We are currently experiencing growth rates of approximately 20 hospitals per month, on average. Each hospital represents approximately $15,000 per annum in revenue net to Akers. On this basis, assuming these average metrics continue, by December 31, 2015, annualized PIFA Heparin/PF4 Rapid Assay product revenue for the US alone should be $3.75 million entering 2016.

International sales of the Company’s PIFA Heparin/PF4 Rapid Assay products were still developing, but will be greatly enhanced with the recent approval of the product in China. This approval is expected to stimulate minimum purchase requirements with our distributor, Novotek, of approximately $1 million in 2015 and $6 million in 2016.

There were no sales in the nine months ended September 30, 2015 for the Tri-Cholesterol “Check” tests, part of the REA line of products, which generated sales of $864,000 during the same period of 2014. The revenue generated in the 2014 sale of the Tri-Cholesterol “Check” tests was due to an initial stocking order from 36 Strategies General Trading, LLC to distribute the tests in Australia, Singapore, the United Arab Emirates and Oman (See Note 4 – Trade Receivables – Related Party). The Company continues to work with 36S to gain approval for the Company’s Tri-Cholesterol product in Australia.

Other operating revenue increased due to a rise in shipping and handling fees, a result of the mix of domestic and international shipments and an increase in sales of miscellaneous components.

The Company’s exclusive License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”) for the Company’s proprietary breathalyzer product was cancelled by both parties on May 7, 2015. As a result of this event, and per the terms of the original agreement, the Company recognized the remaining $166,667 of deferred revenue in the statement of operations for the nine months ended September 30, 2015. The Company is now able to solicit business outside the United States for its alcohol breathalyzer products and has begun to receive and ship orders.

Cost of sales for the nine months ended September 30, 2015 decreased by 18% to $745,319 (2014: $907,876). Direct cost of sales increased to 26% of product revenue while indirect cost of sales increased to 30% for the nine months ended September 30, 2015 as compared to 22% and 12% respectively for the same period in 2014. Overall, cost of sales, as a percentage of product revenue, was 56% and 34% for the nine month periods ended September 30, 2015 and 2014.

Direct cost of sales for the nine month period ended September 30, 2015 showed an increase due to one significant event that occurred in the nine months ended September 30, 2014; during prior periods, the Company had written-off its REA product inventory while it worked to develop a market and identify a distributor for the product line. As a result of this action, no significant cost of sales was associated with the REA product revenue in the nine months ended September 30, 2014.

The increase in indirect cost of sales is attributed to an ongoing project to improve the management, reporting and turn-over rate of our production inventory which will be completed during the fourth quarter. The increase was mitigated by a reduction in indirect personnel expenses in the nine months ended September 30, 2015. In addition, the percentage increase is affected by the fixed cost nature of many of the components in this category.

Akers’ gross profit margin, as a percentage of revenue, decreased to 55% for the nine months ended September 30, 2015 as compared to 70% in 2014 for the reasons described above.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015, totaled $3,205,300, which was a 28% increase as compared to $2,497,485 for the nine months ended September 30, 2014.

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2015	9 Months Ended September 30, 2014	Percent Change
Personnel Costs	$611,841	$624,533	(2)%
Professional Service Costs	740,825	791,854	(6)%
Stock Market & Investor Relations Costs	418,866	490,527	(15)%
Other General and Administrative Costs	1,433,768	590,571	143%
Total General and Administrative Expenses	$3,205,300	$2,497,485	28%

Professional services included significant increases in recruiting services and legal fees during the nine months ended September 30, 2015. The increase in recruiting fees are related to the expansion of the sales and marketing staff while the legal fees are associated with various corporate and legal affairs. Offsetting the professional service expenses was the elimination of management fees paid to Nicolette Consulting Group for services that were incurred in the nine months ended September 30, 2014.

The Company recognized cost savings in all of its stock market and investor relations categories. These include consulting, investor relations, stock exchange fees and transfer agent fees.

The Company established an allowance for doubtful accounts of $864,000 for a receivable that was due June 30, 2015 after receiving communications from the customer that indicated a high level of risk of collectability in the nine months ended September 30, 2015. This allowance is reflected in the other general and administrative expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2015 totaled $1,854,623, which was a 92% increase as compared to $966,357 for the nine months ended September 30, 2014.

The table below summarizes our sales and marketing expenses for the nine months ended September 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2015	9 Months Ended September 30, 2014	Percent Change
Personnel Costs	$987,740	$376,785	162%
Professional Service Costs	537,766	408,907	32%
Royalties and Outside Commission Costs	140,762	104,371	35%
Other Sales and Marketing Costs	188,355	76,294	147%
Total Sales and Marketing Expenses	$1,854,623	$966,357	92%

Personnel costs increased in the nine months ended September 30, 2015 due to the expansion of the sales and marketing department from 3 employees at September 30, 2014 to 11 employees as of September 30, 2015.

The increase in professional service costs is for international sales consultants and domestic marketing consultants to assist in the development of new market opportunities and to increase our market penetration in our existing markets; and web designers to assist with the design and implementation of a new internet presence.

Royalties and outside commission costs increased due to the accrual of a legal settlement liability of $75,000 (2014: $-)(See Note 18 - Contingencies).

Research and Development

Research and development expenses for the nine months ended September 30, 2015 totaled $1,003,445, which was a 46% increase as compared to $686,376 for the nine months ended September 30, 2014.

The table below summarizes our research and development expenses for the nine months ended September 30, 2015 and 2014 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2015	9 Months Ended September 30, 2014	Percent Change
Personnel Costs	$488,260	$543,321	(10)%
Clinical Trial Costs	35,688	10,500	240%
Professional Service Costs	352,889	50,580	598%
Other Research and Development Costs	126,608	81,975	54%
Total Research and Development Expenses	$1,003,445	$686,376	46%

Personnel costs decreased during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company issued stock options to key employees, where during the same period of 2015, no costs were incurred which was offset by increased due to the addition of laboratory technicians and the promotion of a senior technician to provide technical product support of the Company’s sales associates, distributors and end customers.

Clinical trial costs, professional service costs and other research and development costs have increased in the nine months ended September 30, 2015 due to the significant costs associated with preparing several key products for market. Major expenses include engineering fees related to the development of molds for new products, development of the BreathScan Lync and associated apps for tablets and smartphones, new packaging design, testing and clinical trials.

The following table illustrates research and development costs by project for the nine months ended September 30, 2015 and 2014, respectively.

Project	2015	2014
Asthma/pH	$4,917	$5,359
Breath Alochol Phone Application	-	9,045
Breath Alcohol	100,966	13,866
Chlamydia Trachomatis	98,496	56,490
CHUBE	397	3,867
Heparin/PF4	98,876	69,431
HIV	58,718	56,586
Ketone	60,210	43,401
KetoChek / OxiChek	103,629	-
Lithium	41,086	-
Lyophilization	-	74,956
Malaria	-	6,810
METRON	77,473	4,904
Other Projects	77,625	6,199
PIFA PLUSS® PF4	-	36,960
Pulmo Health	6,745	-
Sonicator OQ	886	-
Troponin (heart attacks)	127,094	-
Tri-Cholesterol	82,151	125,553
VIVO	64,176	172,949
Total R&D Expenses:	$1,003,445	$686,376

Impairment of Non-Current Assets

The Company performed a routine analysis of its intangible assets and determined that two patents and a trademark acquired in the fiscal year ended December 31, 2007 are no longer contributing to the Company’s revenue flows and were therefore impaired for $466,476 (2014: $-) during the nine months ended September 30, 2015.

Other Income and Expense

Other income increased for the nine months ended September 30, 2015 to $87,728 from $56,719 for the same period in 2014. The increase is the result of interest and dividend earnings on the marketable securities and the note receivable totaling $89,647 (2014: $49,176) and was partially offset by a loss on foreign currency transactions of $7,971 (2014: gain of $2,874).

Income Taxes

As of September 30, 2015, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2015 and 2014, the Company generated a net loss attributable to shareholders of $5,734,921 and $2,230,708, respectively. As of September 30, 2015 and December 31, 2014, the Company has an accumulated deficit of $90,599,007 and $84,864,086 and had cash totaling $393,272 and $455,841, respectively.

Currently, our primary focus is to expand the domestic and international distribution of our PIFA Heparin/PF4 rapid assays. The Company’s secondary focus is preparing for the launch of our health and wellness product line linked to smartphones and tablets. The Company continues commercialization tasks for METRON as well as development activities for its PIFA PLUSS® Infectious Disease single-use assays, BreathScan® DKA, and Breath PulmoHealth products, including advancement of the steps required for FDA clearance or CE marking in the EU where necessary.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs for at least 24 months. We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

We expect that our primary expenditures will be to continue development of our health and wellness line, PIFA PLUSS® Infectious Disease single-use assays, BreathScan® DKA and Breath PulmoHealth products, enrolling patients in clinical trials to support performance claims, generating studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of commercialized products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors and METRON in the US and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures for the nine months ended September 30, 2015 were $60,254 (2014: $24,987). Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2015 are expected to be approximately $250,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

The Company’s net cash provided by investing and financing activities totaled $3,937,978 during the nine months ended September 30, 2015. Cash was consumed by capital expenditures, the investment in Hainan Savy Akers Biosciences, Ltd. and the purchase of marketable securities of $176,664. Proceeds from the sale of marketable securities and a policy renewal incentive from an insurer contributed cash of $4,114,642 for the period ended September 30, 2015.

The Company’s net cash provided by investing and financing activities totaled $3,296,139, during the nine months ended September 30, 2014. Cash was consumed by capital expenditures, the payment of a short-term note payable – related party, the purchase of marketable securities and the payment of dividends on Series A Convertible Preferred Stock totaling $12,885,482. Proceeds from the issuance of common shares, proceeds from the sale of marketable securities and the demutualization of an insurer contributed cash of $16,181,621 for the period ended September 30, 2014.

Our net cash consumed by operating activities totaled $4,000,447 during the nine months ended September 30, 2015. Cash was consumed by the loss of $5,734,921 less non-operating gains of $6,010 plus a non-cash adjustments of $241,512 for depreciation and amortization of non-current assets, $466,476 for impairment of non-current assets, $864,000 for an allowance for doubtful accounts and $8,387 for accrued interest and dividends on marketable securities. For the nine months ended September 30, 2015, decreases in trade receivables and notes receivable – related party $221,219 and an increase in trade and other payables of $415,163 provided cash, primarily related to routine changes in operating activities. A net increase in other receivables, inventories, and other assets of $170,717 and a decrease in deferred revenue – related party of $305,556 consumed cash from operating activities.

Akers’ net cash consumed by operating activities totaled $2,757,258 during the nine months ended September 30, 2014. Cash was consumed by the loss of $2,214,915 less non-operating gains of $16,604 plus non-cash adjustments of $1,007,923 for depreciation and amortization of non-current assets and the issuance of stock options. For the nine months ended September 30, 2014, decreases in inventory and other assets of $337,966 provided cash while a net increase in trade receivables, trade receivables – related parties and other receivables of $1,280,684 and decreases in trade and other payables, trade and other payables – related parties and deferred revenue – related party of $590,944 consumed cash from operating activities.

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

Intangible Assets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of September 30, 2015, the Company has nine patents from the United States Patent Office in effect (7,896,167, 8,097,171, 7,285,246, 7,837,936, 8,003,061, 8,425,859, 8,871,521, 5,827,749 and 8,808,639). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the US, European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

As a result of this evaluation, the Company determined that two patents and a trademark should be impaired. During the three and nine months ended September 30, 2015 $466,476 (2014 $-) was recorded as impairment expense on the condensed consolidated statements of operations.

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

As of September 30, 2015 and based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

On October 15, 2014 a complaint was filed by Akers Biosciences, Inc. in federal district court (Southern District of New York) seeking a declaratory judgment of non-breach of a contract with Mr. Lawrence Martin. This complaint was filed in response to various threats of litigation proffered by Mr. Martin’s counsel in connection with the alleged breach of a purchase agreement entered into by the Company and Mr. Martin on January 23, 2007 (“2007 Purchase Agreement”), as amended on April 18, 2012. Prior to filing the complaint the Company, in good faith, attempted to ascertain the basis for the breach allegations with an eye to resolve any possible claims outside of court but such discussions ultimately were rendered fruitless. Responsive to the Company’s filing, Mr. Martin has filed a complimentary suit in the sixth judicial circuit court (Pinellas County, FL) alleging, among other counts, breach of the 2007 Purchase Agreement for failure to pay certain royalties allegedly owed to Mr. Martin. The Company successfully removed the Florida state court case filed by Mr. Martin to the Federal District Court, Middle District, Florida. On March 10, 2015, the Federal Southern District of New York denied Mr. Martin’s request to transfer venue to Florida and retained jurisdiction. In light of this decision, the Company and Mr. Martin have entered into a Stipulation that Mr. Martin’s Florida Action will be dismissed without prejudice. On October 2, 2015, the Company settled the lawsuit with Mr. Martin. Subject to the exclusions allowed under the Settlement Agreement regarding confidentiality, the Company shall pay a cash amount of $75,000 paid over 12 months to Mr. Martin as well as assign back U.S. patents 7,285,246 and 7,837,936 on or before January 1, 2016. Additionally, the existing royalty obligations under the Purchase Agreement of 2007, as amended on April 18, 2012, of the Company to Mr. Martin shall be in force until January 1, 2016 when the 2007 Purchase Agreement, as amended on April 18, 2012, shall be terminated. Additionally, the parties provided to each other full releases from all claims against each other starting from the beginning of time until the date of the October 2 Settlement Agreement. A $75,000 accrual was recorded as of September 30, 2015 and is included in sales and marketing expenses in the condensed consolidated statement of operations and comprehensive income.

On April 23, 2015, a complaint was filed by the Company in federal district court (District of New Jersey) against ChubeWorkx Guernsey Limited (“ChubeWorkx”) for breach of contract (the “Breach of Contract Claim”) for failure of timely interest payments by ChubeWorkx under a promissory note (the “Chube Note”) entered into by the Company and ChubeWorkx in December 2014. As part of this action, the Company also filed a preliminary injunction which sought to bar ChubeWorkx from disposing of the Company’s common stock owned by ChubeWorkx for which the Company retained a right of sale in the event of a default by ChubeWorkx under the Chube Note. A consent decree has been finalized and entered by the court to resolve the issues of the preliminary injunction which requires ChubeWorkx to escrow a certain of number of shares of the Company’s common stock currently held by ChubeWorkx until the Breach of Contract Claim has been fully adjudicated. The Breach of Contract Claim is currently in the discovery phase and while the parties have communicated in good faith to resolve this dispute all discussions to date have not yielded any results.

On August 21, 2015, ChubeWorkx filed a lawsuit against the Company in The High Court of Justice, Queen’s Bench Division Commercial Court, Royal Courts of Justice, United Kingdom, alleging a breach of contract under the exclusive license agreement entered into by ChubeWorkx with Company in June 2012 and damages resulting from said alleged breach. The lawsuit is in the preliminary stage where the Company is challenging appropriate service.

The Company and ChubeWorkx are actively discussing a global settlement for all existing claims and pending law suits. As a reasonable estimate of any loss from this case cannot be made, no accrual for losses was made as of September 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015, other than those previously reported in a Current Report on Form 8-K.

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

AKERS BIOSCIENCES, INC.

Date: November 13, 2015	By:	/s/ Raymond Akers Jr. Phd
	Name:	Raymond Akers Jr. Phd
	Title:	Executive Chairman
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)