Form 10-K
period 2015-12-31
Akers Biosciences Inc
filed 2016-03-30
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based on a closing price of $4.35 was $22,380,041. As of March 25, 2016, the registrant had 5,425,045 shares of its common stock, no par value per share, outstanding.

Documents Incorporated By Reference: None.

AKERS BIOSCIENCES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

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

PART I

Item 1. Business.

Overview

Akers Biosciences, Inc. (“Akers,” “we” or the “Company”) develops, manufactures, and supplies rapid, point-of-care screening and testing products designed to bring health-related information directly to the patient or clinician in a time- and cost-efficient manner. Akers believes it has advanced the science of diagnostics through the development of several innovative proprietary platform technologies that provide product development flexibility.

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

Akers believes that low-cost, unit-use testing not only saves time and money, but allows for more frequent, near-patient testing which may save lives. We believe that Akers’ FDA-cleared rapid diagnostic tests help facilitate targeted diagnoses and real-time treatment. We also believe that Akers’ rapid diagnostic tests surpass most other current diagnostic products with their flexibility, speed, ease-of-use, readability, low cost and accuracy. In minutes, detection of disease states and medical conditions can be performed on single-patient specimens, without sacrificing accuracy.

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

Recently, the Company has developed tests for non-medical use within the health and wellness industry. These tests will monitor general markers of health and wellness as they relate to diet, nutrition and exercise programs.

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

According to the IVD Market Report, outside of the United States, socialized medicine and/or a general atmosphere of cost-containment and healthcare efficiency are driving the need for diagnostic testing solutions that are fast, affordable, accurate, simple-to-perform and help enable early diagnosis and treatment of medical conditions or provide an assessment of a person’s health status.

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

In a June 6, 2013 article, “Global In Vitro Diagnostics Markets Outpace Pharma Industry Growth” by Frost & Sullivan estimated the global IVD market was $45 billion, with forecasted revenue expected to reach $64 billion in 2017. While the U.S. and Western Europe are the largest IVD markets, the Asian-Pacific region and Eastern Europe are projected to be the fastest growing by Frost & Sullivan. The Company’s main presence is in the United States, but recently executed joint venture, distribution and licensing agreements have initiated Akers’ strategic move to the China and European Union marketplaces.

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

Testing Platform Technologies

MPC Biosensor Technology

MicroParticle Catalyzed Biosensor (“MPC Biosensor”) Technology permits the rapid identification of medical conditions through biomarkers in exhaled breath. These products contain microparticles that change color when a subject has a positive test result. The microparticles are coated with recently discovered agents that both decrease the time to result and provide a more defined color change when appropriate. MPC Biosensor-based products are packaged in small, disposable cartridges through which test subjects can easily blow for several seconds. In the United States, the MPC Biosensor Technology is protected by three United States patents pending, covering all MPC Biosensor products such as BreathScan and the Breath PulmoHealth “Check” suite of products. Breath Ketone “Check” has one US and one international patent granted. In addition, Akers also holds three US, three Australian and three European Community Design patents for Color Comparison Card technology that users can utilize to interpret detector results.

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

Rapid Enzymatic Assay

Rapid Enzymatic Assay (“REA”) technology enables the rapid detection of metabolites in blood and urine in assay formats that are easy-to-use and deliver quantitative or semi-quantitative results. Products that employ REA technology are primarily intended for pharmaceutical, nutritional and over-the-counter (“OTC”) markets. Akers has three United States patents (8,808,639; 8,003,061; 8,425,859) for this technology covering our Tri-Cholesterol “Check” test, along with one US patent application pending.

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

At present, Akers’ commercialized and emerging product portfolio incorporates four of the Company’s six proprietary platform testing technologies: PIFA®, MPC Biosensor, REA and Rapid Blood Cell Separation Technology. Directly below, is a discussion of the products within our current and emerging portfolio that will be segmented by platform.

Akers designed its products based on single-use assay platforms with straightforward test procedures that can be completed in minutes. In the U.S. some of the Company’s clinical laboratory products and those with medical intended uses generally require “prescription use” Federal Drug Administration (“FDA”) 510(k) clearance prior to product marketing given that they will be ordered or used by medical practitioners in the course of his or her professional practice. Despite this categorization, Akers’ professional use products are still designed for ease of use, can be utilized near or at the point-of-care, and do not require the use of expensive equipment or a highly trained or specialized staff. As a result, an individual’s current health status can rapidly be incorporated into diagnostic and treatment decisions, improving the overall efficiency of the healthcare experience in the eyes of the patient, and ultimately the payer. In addition, in the developing world, the portability and ease-of-use of such point-of-care tests can serve to drastically improve the level of disease screening and subsequent patient care. We believe the benefits of our technology platforms are therefore well-suited to the diagnostic demands of countries in the developing world that seek to deliver modern medical diagnosis in the midst of primitive infrastructures. In addition, some of our products have received FDA 510(k) clearance for over-the-counter (“OTC”) use. Other self-tests deliver personal health information of a non-medical nature, on-demand, and are not FDA regulated; these products are still manufactured in compliance with its ISO 13485 quality management system (“QMS-Compliant”). Akers believes that all its technology platforms and products address the needs of the evolving healthcare delivery system that is moving patient care closer to or in the home.

The following table sets forth our marketed and current pipeline products, identifies the appropriate “prescription use” or “OTC” designation and whether the required clearance has been obtained or is still needed prior to product marketing.

Our marketed and emerging products include:

Product	Platform	Marketed/Pipe line	Not FDA- regulated; QMS- Compliant Only	FDA Clearance Required Prescription Use/OTC	FDA Clearance Status Obtained/Needed	Description
BreathScanTM	MPC	Marketed		OTC	Obtained	Disposable breath alcohol detector

BreathScan® PRO	MPC	Marketed		OTC	Obtained	Quantitative breath alcohol detection system

Breath Ketone “Check”®	MPC	Pipeline		Prescription Use	Needed	Disposable breath ketone device for diabetic monitoring and management of senile dementia and Alzheimers disease patients

METRON ®	MPC	Marketed	X			Disposable breath ketone device to monitor weight loss

Breath PulmoHealth “Check”®	MPC	Pipeline		Prescription Use	Needed	A suite of breath tests for biomarkers indicating asthma, chronic obstructive pulmonary disease (COPD), and lung cancer

BreathScan Lync	MPC	Marketed	X			Non-invasive, quantitative measurement of biological markers for health and wellness

Product	Platform	Market/Pipe line	Not FDA- regulated; QMS- Compliant Only	FDA Clearance Required Prescription Use/OTC	FDA Clearance Status Obtained/Needed	Description
PIFA® Heparin/PF4 & PIFA PLUSS® PF4	PIFA	Marketed		Prescription Use	Obtained	Rapid tests for Heparin/PF4 antibodies to detect an allergy to the widely used blood thinner, Heparin

PIFA PLUSS® Chlamydia	PIFA	Pipeline		Prescription Use	Needed	Rapid tests for a the most prevalent sexually transmitted disease

seraSTAT®	seraStat	Marketed		Prescription Use	Obtained	Rapid Blood Cell Separator, marketed under the brand name seraSTAT®, further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically.

Tri-Cholesterol “Check”®	REA	Marketed		OTC	Obtained	Rapid test for Total and high density lipoprotein cholesterol and estimates low density lipo protein

PIFA PLUSS TroponinI	PIFA	Pipeline		Prescription Use	Needed	Rapid test for the diagnosis of a myocardial infarction

MPC Biosensor Technology

The Company’s MPC Biosensor breath condensate testing platform forms the basis of a number of Akers’ marketed and pipeline products.

Breath Alcohol Franchise

BreathScan® originated the disposable breath alcohol detector category and was the first single-use breathalyzer to obtain the FDA 510(k) clearance in 2006 for Over-the-Counter use required to facilitate sales to US consumers; CE certification is not required to market the product in the EU given that BreathScan® results are not used to diagnose any medical conditions. However, the Company has received certification under the French Standard, NF X 20-702 which defines the specifications that chemical breath alcohol detectors must meet in order to be sold to consumers in France. In addition, the Company’s breath alcohol detector technology was granted an Australian Standard certification trademark, which cleared the commercial pathway for product sales in Australia, New Zealand, and South Africa.

The Company’s disposable breath alcohol detectors are available in .02%, .04%, .05% and .08% blood alcohol concentrations (“BACs”) and provide users with a test result in two minutes. If the crystals in the interior of the device change from yellow to aqua, the user has tested positive for the specific alcohol level. Should the crystals remain yellow, the result is negative.

The Company’s proprietary breath alcohol detection technology is paired with the quantitative precision of an electronic analyzer in the BreathScan® PRO alcohol detection system. As with all BreathScan® products, the test subject exhales into a specially calibrated, BreathScan® PRO detector. The testing coordinator then inserts the used detector into the BreathScan® PRO Digital Analyzer. After two minutes, the Analyzer’s sophisticated optics calculate the subject’s BAC; the detectable range spans from 0.00% to 1.50% BAC. Unlike other electronic breathalyzers, BreathScan® PRO never requires recalibration so it is in “ready” mode at all times. In 2011, the Company received FDA over-the-counter clearance for the system, providing a commercialization path in the U.S. for use by trained professionals, including those in civil and military law enforcement, and the general public; in addition, the CE-Mark was affixed to the alcohol detection system for professional use. Unlike the aforementioned BreathScan® disposable detectors, BreathScan® PRO is required to have a CE-Mark as the system includes an electronic component, namely the digital analyzer.

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

Other Emerging MPC Platform Products

The Company’s MPC Biosensor technology is being applied to the development of products that serve the nutraceutical and weight loss marketplaces. As a category, these disposable screening tests are exempt from FDA 510(k) premarket clearances. Biomarkers related to various metabolic processes can be measured in breath condensate. As a result, Akers has used its proprietary, easy-to-use platform to design disposable breath tubes that measure ketone (acid) production associated with fat-burning (METRON® and KetoChek) and oxidative stress levels that relate to cellular damage and the development of many preventable diseases (OxiChek). The Company believes that personalized health and wellness - and eventually personalized medicine – will become an increasingly significant market. The Company is positioning its tests for weight loss and oxidative stress for this market by designing a more consumer-focused reagent device, and linking this device to an application for smartphones and tablets that can not only produce a result, but also track progress over time. Initial marketing activities have commenced for these products and the Company is preparing for commercialization. The Company is currently assessing distribution opportunities with companies specializing in weight loss and/or mass distribution through health-related multilevel marketing organizations. Since devices with claims related to weight loss or nutrition are exempt from FDA oversight, a clinical program to support 510(k) submission is not required for any of these products. Given the non-medical intended use, the Company does not believe products will be required to hold a CE-mark prior to marketing in the EU.

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

The Company is also devoting resources to the research and development of the Breath PulmoHealth “Check” suite of assays. These disposable detectors are being designed to signal the detection of various biomarkers related to pulmonary health, namely asthma, chronic obstructive pulmonary disease (“COPD”) and lung cancer, through convenient, rapid analysis of an individual’s breath sample. Akers has chosen to target this trio of conditions due to their significant impact on global health:

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

MPC Biosensor technology is currently protected by one United States patents (8,871,521).

PIFA® Technology

The core products marketed under the PIFA® platform are the PIFA® Heparin/PF4 Rapid Assay, PIFA PLUSS® PF4, and a variety of rapid Infectious Disease screening tests which target markets in the developing world.

PIFA® Heparin/PF4 Rapid Assay and PIFA PLUSS® PF4 remain the only FDA-cleared rapid manual assays that quickly determine if a patient being treated with the blood thinner Heparin may be developing a drug allergy. This clinical syndrome, referred to as Heparin-Induced Thrombocytopenia (“HIT”), reverses the Heparin’s intended therapeutic effect and transforms it into a clotting agent. According to “Current Concepts Review: Heparin-Induced Thrombocytopenia”, published by Foot and Ankle International in 2008 (the “HIT Report”), patients with HIT are at risk of developing limb- and life-threatening complications, so the timely test result provided by Akers’ Heparin/PF4 devices is paramount to effective clinical decision making. In the U.S. alone, approximately 12 million patients are exposed to Heparin annually and 1% to 5% of those patients receive a HIT diagnosis. The largest at-risk populations are patients undergoing major cardiac or orthopedic surgical procedures. It is estimated that up to 50% of cardiac surgery patients develop HIT-antibodies. Given the size of the aging baby boomer market segment and the prevalence of cardiac disease, surgeries within this category is expected to increase, as would the potential demand for the Company’s convenient, rapid tests.

The PIFA® Heparin/PF4 Rapid Assay improves the standard of care in HIT-testing with its result delivered in less than five minutes after the patient sample has been prepared. Traditional methods required the use of expensive equipment, specialized laboratory personnel and approximately four hours of technician time to complete the 20+ assay test procedure in-house, Clinicians were subjected to a 24-to-72 hour turnaround time if the HIT-antibody determination was outsourced to a reference laboratory. Especially in the latter scenario, the patient information obtained is retrospective in nature as the HIT-antibody result cannot be factored into time-sensitive diagnostic and treatment decisions. The Company has also introduced PIFA PLUSS PF4 to U.S. hospitals to further improve the rate at which healthcare professionals can obtain a HIT-antibody result.

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

Other PIFA® Platform Assays in development

According to the Center for Disease Control and Prevention, “Emerging Infectious Diseases: a 10-Year Perspective from the National Institute of Allergy and Infectious Diseases, volume 11, Number 4 — April 2005”, infectious diseases account for more than 15 million deaths annually. That equates to one in every two deaths in developing countries. Given that more than 80% of the world’s population lives in the 100-plus developing countries, the need for infectious disease screening tests and effective treatment options has global implications. The expansive geographies combined with underdeveloped, underfunded healthcare infrastructures make rapid, single-use, portable devices that do not require special instrumentation, key to any infectious disease-containment solution.

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

How we Generate Revenue

The majority of our revenue comes from selling rapid, screening and testing products, largely through our distribution networks. Some of our assays are used in the clinical laboratory to ultimately help healthcare professionals to diagnose a medical condition or complication that may require treatment. Other products can be sold over-the-counter, to the general public, to help assess an individual’s status as it relates to his/her blood alcohol or cholesterol level, to help monitor his/her progress on a specific wellness regimen, and/or to screen for a biomarker that may be indicative of an individual’s general level of health. Some of our revenue is associated with licensing payments that may relate to exclusive access to specific markets.

Our Current Target Markets

Regarding the Company’s test for the heparin drug allergy, the testing market largely resides within the clinical hospital laboratories of medical facilities. In the U.S., the Company accesses decision makers within these institutions through profiling by its highly trained technical sales team and collaborative prospecting with distributor sales representatives. Internationally, Akers provides comprehensive training to its distributor partners which will enable them to implement the same selling and technical training strategies.

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

Distribution

We distribute our products through direct and indirect channels of distribution. We have well-developed indirect distribution channels in the U.S. with, among others, Cardinal Health 200, Inc. (“Cardinal Health”), Fisher Healthcare, a Division of Fisher Scientific Company L.L.C. (“Fisher Healthcare”), Medline Industries, Inc. (“Medline”), and Typenex Medical L.L.C. (“Typenex”) for the Company’s PIFA Heparin/PF4 assays. The relationships with Cardinal Health and Fisher Healthcare provide us with access to the majority of U.S. hospitals.

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

Since 2012, the Company has also had a distribution relationship with Novotek Therapeutics Inc. (“Novotek”), a Beijing-based pharmaceutical and in vitro diagnostic business development corporation. The multi-year distribution agreement assigns exclusive sales and marketing rights to Novotek to make Akers’ Particle ImmunoFiltration Assay (“PIFA”) products available in Mainland China and that market clearance has now been obtained.

In select European countries and Australia we have distribution relationships with specialized sales and marketing organizations for some of our products. We do not have a strong presence in many emerging markets, but are seeking to enter into agreements to enable us to enter other international markets in the current fiscal year.

During the year ended December 31, 2015 sales to Cardinal Health and Fisher Healthcare accounted for a significant part of the Company’s product revenue. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

Joint Venture

On October 24, 2014, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) by and among the Company, Hainan Savy Investment Management Ltd. (“Hainan”) and Mr. Thomas Knox, the Company’s Non-Executive Co-Chairman, to research, develop, produce and sell certain Akers rapid diagnostic screening and testing products in China (the “Joint Venture”). The Joint Venture is located in Haikou, the capital city of Hainan, China, and is incorporated as Hainan Savy Akers Biosciences, Ltd (“HSAB”).

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

The Akers logo is a registered trademark in the U.S. Other registered trademarks/service marks include: BreathScan®, PIFA®, PIFA PLUSS®, seraSTAT®, HealthTest®, and Be a Hero, Get Their Keys®, and METRON®.

The following table summarizes the U.S. and international utility patents that currently protect Akers intellectual property; the core and emerging products to which they relate are also noted:

Description	Jurisdiction	Utility Patent No.	Type of Protection	Expiration Date	Product(s) To Which They Relate

breath Ketone detector	US	8,871,521	Manufacture	3/8/2031	Breath Ketone “Check” ®

blood separator and method of separating fluid fraction from whole blood	US	7,896,167	Manufacture	9/7/2026	seraSTAT®; PIFA PLUSS® PF4; PIFA PLUSS® Infectious Diseases Rapid Assays

blood separator and method of separating fluid fraction from whole blood	US	8,097,171	Manufacture	8/5/2025	seraSTAT®; rapid blood cell separator also integrated into PIFA PLUSS® PF4 and PIFA PLUSS® Infectious Diseases Rapid Assays

blood separator and method of separating fluid fraction from whole blood	Japan	4,885,134	Manufacture	8/5/2025	seraSTAT®; rapid blood cell separator also integrated into PIFA PLUSS® PF4 and PIFA PLUSS® Infectious Diseases Rapid Assays

ligand assay method	US	5,827,749	Manufacture		PIFA® Heparin/PF4 Rapid Assay; PIFA PLUSS® PF4; PIFA PLUSS® Infectious Diseases Rapid Assays

methods and kits for detecting heparin/platelet factor 4 antibodies	Japan	4,931,821	Manufacture	10/4/2025	PIFA® Heparin/PF4 Rapid Assay; PIFA PLUSS® PF4

test strip card	US	8,003,061	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

test strip card	US	8,425,859	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

test strip card	US	8,808,639	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

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

Employees

We currently employ 36 full-time equivalent employees, contractors or consultants, which include 9 in research and development, 6 in general and administrative, 10 in sales and marketing and 11 in direct and indirect manufacturing. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.

Available information

Our website address is www.akersbio.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We have recorded a net loss attributable to common stockholders in most reporting periods since our inception. Our net loss for the years ended December 31, 2015 and December 31, 2014 were $9,311,913 and $3,142,960, respectively. Our accumulated deficit at December 31, 2015 was $94,175,999. Losses are expected to continue for the foreseeable future. The Company expects to continue to have development costs as it develops its next generation of products. We may never achieve profitable operations or positive cash flow.

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

As of December 31, 2015, we had two principal customers; Cardinal Health 200, Inc. (“Cardinal Health”) and Fisher Healthcare (“Fisher”) each has the non-exclusive right to distribute PIFA Heparin/PF4 Rapid Assays within the U.S..

For the year ended December 31, 2015, Cardinal Health and Fisher accounted for approximately 65% of the Company’s product revenue.

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

As of December 31, 2015, two customers accounted for 28% of our trade receivables. In the case of insolvency by one of our significant customers, a trade receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

The Company’s business would suffer if the Company were unable to acquire adequate sources of supply.

We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select items, such as packaging, from external suppliers. In addition, we purchase some supplies from single sources for reasons of proprietary know-how, quality assurance, sole source availability, or due to regulatory qualification requirements and disruption of these sources could have, at a minimum, a temporary adverse effect on shipments and the financial results of the Company. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. To date, we have not experienced any significant difficulty locating and obtaining the materials necessary to fulfill our production requirements. Three suppliers accounted for 41% of the Company’s total purchases during the year ended December 31, 2015. Any prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.

We may require additional capital in the future to develop new products and otherwise support our operations. If we do not obtain any such additional financing, if required, our business prospects, financial condition and results of operations will be adversely affected.

We intend to invest significantly in our business; therefore, we expect cash flows from operations to be inadequate to cover our anticipated expenses. We believe we have sufficient capital to satisfy our needs for at least the next twelve months. We may need to obtain significant additional financing, both in the short and long-term, to make planned capital expenditures, to cover operating expenses, upgrades to our manufacturing operations, our ongoing product development and to fund to potential acquisitions, if any. We may not be able to secure adequate additional financing when needed on acceptable terms, or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings. If we cannot secure sufficient additional funding we may be forced to forego strategic opportunities and/or delay, scale back or eliminate future product development which would harm our business and our ability to generate positive cash flow in the future.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through clinical trials the safety and effectiveness of our products. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, product development, pilot trial testing, clinical trials and regulated, compliant manufacturing processes. During the year ended December 31, 2015 research and development expense totaled $1,406,895. The estimated research and development expense for the year ending December 31, 2016 is $1,200,000.

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

The Company does not control the efforts of its distributors and its distributors are not prohibited from selling competing products. Our ability to sell our products depends largely on the Company’s relationships with such distributors. Accordingly, we are subject to the risk that they may not commit the financial and other resources to market and sell our products to our level of expectation, they may experience financial hardship or they may otherwise terminate our relationship on short notice. In the U.S. clinical laboratory marketplace, many of our existing and potential customers purchase our products through our two national distributors, Cardinal Health and Fisher Health. Our sales account executives work in tandem with the distributor’s sales representatives to gain access to decision makers within the majority of U.S. medical facilities. In addition, the Company relies on its distribution network to negotiate pricing arrangements and contracts with Group Purchasing Organizations and their affiliated hospitals and other members. For the years ended December 31, 2015 and 2014, 90% and 48%, respectively of total revenue from the sale of the Company’s Heparin/PF4 Assay products was generated through our U.S. distributors’ purchases, with Cardinal Health accounting for 57% and 36% of such sales for each year ended December 31, 2015 and 2014. In the future, if we are unable to maintain existing relationships and/or grow to be recognized as a prominent medical device supplier within these organizations, and/or develop new relationships with additional U.S. and international distributors, our competitive position would likely suffer and our business would be harmed.

We have just begun to develop formal business relationships with foreign distributors for all of our in-line products. We will therefore be dependent upon the financial health of these organizations to further grow our business internationally. If a distributor were to go out of business, it would take substantial time, cost and resources to find a suitable replacement and the product registrations and certifications held by such distributor may not be returned to us or to a subsequent distributor in a timely manner or at all. Any failure to produce foreign sales may negatively affect our profitability in the short and long-term. Since some of our products have CE-Marks and/or are earmarked for sale in Europe where healthcare regulation and reimbursement for medical devices vary significantly from country to country, this changing environment could adversely affect our ability to sell our products in some European countries. In addition, the Company is working with its joint venture partner in mainland China to register several of its products for eventual sale. Since additional clinical studies must be performed by our joint venture partner within Chinese healthcare facilities as part of their regulatory submission, there is no guarantee that the results of their protocol will support the successful registration of the products and permit sales activity. Failure to gain product registration in China will hinder the Company’s ability to increase its revenue.

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

As a publicly traded company, we will incur legal, accounting and other expenses estimated to range from $250,000 to $350,000 per year, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange, as well as additional corporate governance requirements, including applicable requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase our legal and financial costs, particularly after we are no longer an emerging growth company, and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and, potentially, civil litigation.

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

On April 23, 2015, a complaint was filed by the Company in federal district court (District of New Jersey) against ChubeWorkx Guernsey Limited (“ChubeWorkx”) for breach of contract (the “Breach of Contract Claim”) for failure of timely interest payments by ChubeWorkx under a promissory note (the “Chube Note”) entered into by the Company and ChubeWorkx in December 2014. As part of this action, the Company also filed a preliminary injunction which sought to bar ChubeWorkx from disposing of the Company’s common stock owned by ChubeWorkx for which the Company retained a right of sale in the event of a default by ChubeWorkx under the Chube Note. A consent decree was entered by the court to resolve the issues of the preliminary injunction which requirds ChubeWorkx to escrow a certain of number of shares of the Company’s common stock currently held by ChubeWorkx until the Breach of Contract Claim has been fully adjudicated. The Breach of Contract Claim is currently in the discovery phase and while the parties have communicated in good faith to resolve this dispute all discussions to date have not yielded any results.  Pursuant to a request from the Company, this case was closed by the Court pursuant to an order entered on December 22, 2015 in light of discussions with Chubeworks related to the final settlement and release of all claims between the parties. The settlement discussions were terminated on March 24, 2016 after substantial good faith efforts by the Company to bring this dispute to a resolution. The Company will seek to reopen the case and pursue all legal remedies available to retrieve the monies owed to the Company.

On August 21, 2015, Chubeworkx filed a lawsuit against the Company in The High Court of Justice, Queen’s Bench Division Commercial Court, Royal Courts of Justice, United Kingdom, alleging a breach of contract under the exclusive license agreement entered into by Chubeworkx with Company in June 2012 and damages resulting from said alleged breach. The lawsuit is in the preliminary stage and was suspended by mutual agreement of the parties pursuant to ongoing global settlement discussions which were focused on settling all outstanding claims between the parties. The settlement discussions were terminated on March 24, 2016. As a result, As a result, the Company intends to vigorously defend itself against Chubeworkx claims. The Company will take all legal action necessary to protect the interests of the Company and its shareholders.

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

The following table shows the high and low market prices on NASDAQ, for our shares since for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly since they were listed on NASDAQ and trading volume on NASDAQ have been very small in relation to the number of our total outstanding shares.

Quarter ended	Low Price	High Price
March 31, 2016*	$1.08	$2.47
December 31, 2015	1.12	3.73
September 30, 2015	2.27	4.54
June 30, 2015	3.65	5.28
March 31, 2015	3.08	4.85
December 31, 2014	2.62	3.99
September 30, 2014	2.88	4.97
June 30, 2014	3.19	4.33
March 31, 2014	4.53	5.51

*Through March 24, 2016

The following table shows the high and low market prices on AIM, for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly since they were listed on AIM and trading volume on AIM have been very small in relation to the number of our total outstanding shares.

	Low Price		High Price		Exchange
Quarter Ended	GBP	USD	GBP	USD	Rate
March 31, 2016*	£0.79	$1.13	£1.50	$2.15	$1.4329
December 31, 2015	0.83	1.26	2.09	3.17	1.5173
September 30, 2015	1.41	2.18	2.83	4.38	1.5492
June 30, 2015	2.60	3.98	3.30	5.06	1.5320
March 31, 2015	2.10	3.18	2.83	4.29	1.5146
December 31, 2014	2.18	3.44	2.70	4.27	1.5831
September 30, 2014	2.08	4.46	3.15	5.26	1.6707
June 30, 2014	2.65	4.80	3.15	5.30	1.6824
March 31, 2014	2.90	3.44	4.85	8.03	1.6548

*	The most recent quarter is accurate through March 24, 2016. The Company’s stock is listed on the AIM where stock prices are in pounds. All shares prices in the table above are reflected in dollars after having been converted according to the periods average exchange rates.

(b) Holders

As of March 29, 2016, there were approximately 600 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	220,500	$4.38	49,292
Total	220,500	$4.38	49,292

Transfer Agent

Our transfer agent is VStock Transfer LLC, 18 Lafayette Place Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, there were no sales of unregistered securities by the Company.

Rule 10B-18 Transactions

During the year ended December 31, 2015, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Management’s Plans and Basis of Presentation

To date, the Company has in large part relied on equity financing to fund its operations, recently raising $13,101,336, net of expenses, in an initial public offering on the NASDAQ Stock Exchange in 2014. The Company continues to experience recurring losses and negative cash flows from operations. Management’s strategic plans include the following:

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

Despite our plans, the Company expects to continue to incur losses from operations for the near-term and these losses could be significant for the following reasons:

●	some of Akers’ distribution partnerships have been recently established or are in the process of being initiated and, therefore, consistent and historical ordering patterns have not been instituted;

●	the Company continues to incur expenses related to the initial commercialization and marketing activities for its Wellness products, and product development (research, clinical trials, regulatory tasks) costs for its emerging products, Breath PulmoHealth “Check” rapid assays and PIFA PLUSS® Infectious Disease point-of-care tests); and

●	to expand the use of its clinical laboratory products, the Company may need to invest in additional marketing support programs to increase brand awareness.

At December 31, 2015, Akers had cash of $402,059, working capital of $4,812,337, stockholders’ equity of $6,603,178 and an accumulated deficit of $94,175,999. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next twelve months

The fair value of the Company’s investments in marketable securities as of December 31, 2015 was $4,025,104 (2014: $9,264,961). The Company restricts its investments to Level I and Level II securities and maturities generally range up to three years. Securities are evaluated with an emphasis on minimizing risk while achieving reasonable rates of return on the investment. These marketable securities are a key component of the Company’s cash management strategy and as such are monitored regularly.

If the Company does not obtain additional capital as needed, the Company would potentially be required to reduce the scope of its research and development activities. The Company is closely monitoring its cash balances, cash needs and expense levels.

Revenue

The Company’s total revenue for the year ended December 31, 2015 was $2,115,050, a 52% decrease compared to the same period in 2014. The table below presents a summary of our sales by product line:

	Year Ended	Year Ended	Percent
Product Line	December 31, 2015	December 31, 2014	Change
MicroParticle Catalyzed Biosensor (“MPC”)	$296,328	$918,049	-68%
Particle ImmunoFiltration Assay (“PIFA”)	1,391,017	2,241,406	-38%
Rapid Enzymatic Assay (“REA”)	-	864,000	-100%
Other	107,149	60,386	77%
Product Revenue Total	$1,794,494	$4,083,841	-56%
License Fees	320,556	343,333	-7%
Total Revenue	$2,115,050	$4,427,174	-52%

This decline in product revenue is associated with three significance transactions that occurred during the year ended December 31, 2014, which were not repeated in 2015. These transactions (ChubeWorkx (MPC: $766,379), NovoTek (PIFA: $1,000,000) and 36S (REA: $864,000)) are further described below.

The Company’s MPC product sales declined during the year ended December 31, 2015. This reflects that during the same period of 2014, the Company received its last order from ChubeWorkx ($766,379) for the Company’s alcohol breathalyzer product. Three new distributors began placing orders for the alcohol breathalyzer products during the year, two in the European Union (“EU”) and one in South Africa which generated revenue of $189,889 for the year ended December 31, 2015.

The Company’s total PIFA sales declined during the year ended December 31, 2015; however, the domestic sales of the PIFA Heparin/PF4 Rapid Assay products increased by 12% to $1,391,017 (2014: $1,241,406). The Company’s dedicated technical sales account executives are supporting over 300 sales representatives of Akers’ US distribution partners, Cardinal Health (“Cardinal Health”), Fisher HealthCare (“Fisher Healthcare”), Typenex Medical, LLC (“Typenex”) and Medline Industries, Inc. (“Medline”). The Company’s relationship-building initiative with our partners has already delivered a measureable increase in product trials and adoptions. Domestic sales for the year ended December 31, 2015 of our distributors, Cardinal Health and Fisher Health, accounted for $1,161,199 of the total PIFA Heparin/PF4 Rapid Assay as compared to $1,064,733 for the same period of 2014 and individually represented 55% and 28% of such sales.

The Company did not generate any international sales of its PIFA Heparin/PF4 Rapid Assay products during the year ended December 31, 2015 (2014: $1,000,000) primarily the result of pending regulatory approvals. The recent approval of the product in China is expected to stimulate minimum purchase requirements with our distributor, NovaTek Therapeutics Inc. (“NovaTek”) beginning in 2016.

There were no sales in the year ended December 31, 2015 for the Tri-Cholesterol “Check” tests, part of the REA line of products, which generated sales of $864,000 during the same period of 2014. The revenue generated in the 2014 sale of the Tri-Cholesterol “Check” tests was due to an initial stocking order from 36 Strategies General Trading, LLC, a related party, to distribute the tests in Australia, Singapore, the United Arab Emirates and Oman (See Note 5 – Trade Receivables – Related Party).

Other operating revenue increased due to a rise in shipping and handling fees, a result of the mix of domestic and international shipments and an increase in sales of miscellaneous components.

The Company’s exclusive License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”) for the Company’s proprietary breathalyzer product was cancelled by both parties on May 7, 2015. As a result of this event, and per the terms of the original agreement, the Company recognized the remaining $166,667 of deferred revenue in the statement of operations and comprehensive income for the year ended December 31, 2015. The Company is now able to solicit business outside the United States for its alcohol breathalyzer products and has begun to receive and ship orders.

Licensing fee revenue declined to $320,556 (2014: $343,333). The decline is associated with the cancellation of the Company’s exclusive License and Supply Agreement with ChubeWorkx as described above.

Cost of sales for the year ended December 31, 2015 decreased by 19% to $950,792 (2014: $1,175,232). The reduction is primarily reflective of the decrease in revenue during the year ended December 31, 2015. Direct cost of sales increased to 29% (2014: 18%) and indirect cost of sales increased to 24% (2014: 11%) of product revenue for year ended December 31, 2015. Overall, cost of sales, as a percentage of product revenue, was 53% and 29% for the years ended December 31, 2015 and 2014.

Prior to 2014, the Company had removed its REA products from its active inventory while the Company worked to develop a market and identify a distributor for the product line. As a result of this inventory write-down, there was no significant cost of sales for the REA products reported for the year ended December 31, 2014. Direct costs associated with the MPC products decreased to 30% (2014: 44%) primarily related to the mix of products sold and PIFA products decreased to 11% (2014: 15%) related to the increased use of sub-contractors for the assembly of components.

The increase in indirect cost of sales is attributed to an ongoing project to improve the management, reporting and turn-over rate of our production inventory which was completed during the fourth quarter, significantly higher shipping costs associated with an increase in international shipments and an increase in the cost of consumable supplies related to production. In addition, the percentage increase is affected by the fixed cost nature of many of the components in this category.

Akers’ gross profit margin, as a percentage of revenue, decreased to 55% for the year ended December 31, 2015 as compared to 73% in 2014 for the reasons described above.

General and Administrative Expenses

General and administrative expenses in the year ended December 31, 2015 totaled $6,193,125, which was a 56% increase as compared to $3,979,079 for the year ended December 31, 2014. The table below summarizes our general and administrative expenses for the years ended December 31, 2015 and 2014 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2015	December 31, 2014	Change
Personnel Costs	$902,431	$834,750	8%
Professional Service Costs	1,233,126	1,038,508	19%
Stock Market & Investor Relations Costs	572,161	650,559	-12%
Other General and Administrative Costs	3,485,407	1,455,262	140%
Total General and Administrative Costs	$6,193,125	$3,979,079	56%

Several specific categories of expense increased significantly during the year ended December 31, 2015. Below is a summary of these categories:

	Year Ended	Year Ended	Percent
Description	December 31, 2015	December 31, 2014	Change
Bad Debts Costs - Related parties	$2,163,609	$-	-
Employment Agency Costs	237,553	69,968	240%
Legal Costs	736,745	492,132	50%
Travel Costs	268,201	124,611	115%
Total	$3,406,108	$686,711	396%

Professional services included significant increases in recruiting services and legal fees during the year ended December 31, 2015. The increase in recruiting fees are related to the expansion of the sales and marketing staff and the recruitment of the Company’s Chief Executive Officer. The increase in legal fees are associated with various corporate and legal affairs. Offsetting the professional service expenses was the elimination of management fees paid to Nicolette Consulting Group for services that were incurred in the year ended December 31, 2014.

The Company recognized cost savings in all of its stock market and investor relations categories. These include consulting, investor relations, stock exchange fees and transfer agent fees.

The Company established an allowance for doubtful accounts of $864,000 for a trade receivable – related party that was due June 30, 2015 after receiving communications from the customer that indicated a high level of risk of collectability. In addition, the Company also established an allowance for doubtful accounts for $1,299,609 for a note receivable – related party as a result of an internal assessment indicating a high level of risk of collectability. These allowances are reflected in the other general and administrative expenses in the table above for the year ended December 31, 2015.

Sales and Marketing Expenses

Sales and marketing expenses in the year ended December 31, 2015 totaled $2,543,286, which was a 95% increase as compared to $1,302,103 for the year ended 2014. The table below summarizes our sales and marketing expenses for the years ended December 31, 2015 and 2014 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2015	December 31, 2014	Change
Personnel Costs	$1,359,460	$503,401	170%
Professional Service Costs	751,220	550,515	36%
Royalties and Commission Costs	158,347	129,780	22%
Other Sales and Marketing Costs	274,259	118,407	132%
Total Sales and Marketing Costs	$2,543,286	$1,302,103	95%

Personnel costs increased in the year ended December 31, 2015 due to the expansion of the sales and marketing department from 5 employees at December 31, 2014 to 10 employees as of December 31, 2015.

The increase in professional service costs is for international sales consultants and domestic marketing consultants to assist in the development of new market opportunities and to increase our market penetration in our existing markets; and web designers to assist with the design and implementation of a new internet presence.

Travel expenses are a result of the increased size of the sales force and make up the most significant component of the other sales and marketing costs.

Research and Development

Research and development expenses in the year ended December 31, 2015 totaled $1,406,895, which was a 54% increase as compared to $916,308 for the year ended 2014. The table below summarizes our research and development expenses for the years ended December 31, 2015 and 2014 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2015	December 31, 2014	Change
Personnel Costs	$699,595	$706,230	-1%
Professional Service Costs	504,800	85,703	489%
Clinical Trial Costs	41,586	10,500	296%
Other Research and Development Costs	160,914	113,875	41%
Total Research and Development Costs	$1,406,895	$916,308	54%

Clinical trial costs, professional service costs and other research and development costs have increased in the year ended December 31, 2015 due to the significant costs associated with preparing several key products for market. Major expenses include engineering fees related to the development of molds for new products, development of the BreathScan Lync and associated apps for tablets and smartphones, new packaging design, testing and clinical trials.

The following table illustrates research and development costs by project for the years ended December 31, 2015 and 2014, respectively.

	2015	2014
Asthma/pH	$4,917	$5,359
Beath Alochol Phone Application	-	10,540
BreathScan	110,609	13,866
Chlamydia Trachomatis	134,362	143,312
CHUBE	397	3,867
H/PF4	98,876	107,875
HIV	150,543	56,586
Ketone/Metron	72,757	48,305
KetoChek / OxiChek	252,462	-
Lithium	41,086	-
Lyophilization	-	74,956
Malaria	-	6,810
Metron	77,796	4,904
Other Projects	156,379	46,138
PF4 PLUSS	-	36,960
Pulmo Health	18,283	-
Sonicator OQ	886	-
Troponin	127,095	53,965
Tri Cholesterol	96,271	125,553
VIVO	64,176	182,215
Total R&D Expenses:	$1,406,895	$916,308

Other Income and Expense

Other income and expense increased for the year ended December 31, 2015 to $370,317 from $61,161 for the same period in 2014. The table below summarizes our other income and expenses for the years ended December 31, 2015 and 2014 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2015	December 31, 2014	Change
Currency Translation (Gain)/Loss	$7,535	$(2,667)	-383%
Dividend on Series A Preferred Stock	-	15,793	-100%
Investment (Gain)/Loss	6,512	(751)	-967%
Interest and Dividends	(108,968)	(68,867)	58%
Sale of New Jersey Net Operating Loss	(269,344)	-	-
Other Extraordinary Income	(6,052)	(4,669)	30%
Total Other (Income) and Expense	$(370,317)	$(61,161)	505%

The increase is the result of interest and dividend earning on the marketable securities and note receivable – related party and the sale of the Company’s New Jersey Net Operating Losses.

Income Taxes

During 2015, the Company was approved by the State of New Jersey to sell a portion of its state tax benefits that existed as of December 31, 2014, pursuant to the Technology Tax Certificate Transfer Program. The Company received net proceeds of $269,344 for the year ended December 31, 2015 (2014: $-) as a result of the sale of the tax benefits

As of December 31, 2015 and 2014, the Company had Federal net operating loss carry forwards of approximately $58,000,000 and $51,300,000, respectively, expiring through the year ending December 31, 2034. As of December 31, 2015 and 2014, the Company had New Jersey state net operating loss carry forwards of approximately $7,200,000 and $11,900,000, respectively, expiring the year ending December 31, 2021.

The principal components of deferred tax assets and valuation allowance as of December 31, 2014 and December 31, 2013 are as follows:

Deferred Tax Assets

	Year Ended December 31,
	2015	2014
Reserves and other	$2,506,000	$684,830
Net operating loss carry-forwards	$20,728,000	$18,754,066
Valuation Allowance	$(23,234,000)	$(19,438,896)
Net	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $23,234,000 and $19,438,896. The change in the total valuation for the years ended December 31, 2015 and 2014 were increases of $3,795,104 and $1,428,358. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2015 and December 31, 2014 are as follows.

Tax Rates & Benefits

	Year Ended December 31,
	2015	2014
Statutory U.S. Federal Income Tax Rate	(35.0)%	(35.0)%
New Jersey State income taxes, net of U.S.
Federal tax effect	(6.0)%	(5.9)%
Benefit from sale of New Jersey NOL	(2.9)%	0.0%
Change in Valuation Allowance	41.0%	40.9%
Net	(2.9)%	0.00%

Liquidity and Capital Resources

For the years ended December 31, 2015 and 2014, the Company generated a net loss attributable to shareholders of $9,311,913 and $3,142,960, respectively. As of December 31, 2015 and 2014, the Company has an accumulated deficit of $94,175,999 and $84,864,086 and had cash and cash equivalents totaling $402,059 and $455,841, respectively (although the Company had additional marketable securities of $4,025,104 and $9,264,961 available as of December 31, 2015 and 2014).

Currently, our primary focus is to expand the domestic and international distribution of our PIFA Heparin/PF4 rapid assays. The Company continues initial commercialization tasks for METRON and BreathScan Lync, as well as development activities for its PIFA PLUSS® Infectious Disease single-use assays, Breath Ketone “Check”, and Breath PulmoHealth “Check” products, including advancement of the steps required for FDA clearance or CE marking in the EU where necessary.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs until it reaches a cash flow positive position. We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

We expect that our primary expenditures will be to continue development of PIFA PLUSS® Infectious Disease single-use assays, Breath Ketone “Check” and Breath PulmoHealth “Check” products and enroll patients in clinical trials to support performance claims, generate studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of in-line products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors, METRON and BreathScan Lync) in the U.S. and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2015 are approximately $112,951 (2014: $24,988). As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

Operating Activities

The Company’s net cash consumed by operating activities in the year ended December 31, 2015 totaled $5,132,343, which was a 32% increase as compared to $3,883,929 for the year ended 2014. The table below summarizes our net cash consumed for the years ended December 31, 2015 and 2014 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2015	December 31, 2014	Change
Loss from Operations	$(9,311,913)	$(3,127,167)	198%
Adjustments
Non-Operating Gains	(6,052)	(26,203)	-77%
Non-Cash Activities	3,331,291	1,095,798	204%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(663,010)	(2,543,680)	-74%
Cash Contributed by Operating Activities	1,517,341	717,323	112%
Net Cash Used in Operating Activities	$(5,132,343)	$(3,883,929)	32%

For the year ended December 31, 2015, cash was consumed by the loss of $9,311,913 less non-operating gains of $6,052 plus a non-cash adjustment of $4,199 for accrued interest and dividends, $766,471 for depreciation, amortization and impairment of non-current assets, $2,163,609 for allowances for doubtful accounts and $397,012 for non-cash share based compensation and services. Decreases in trade receivables ($513,583), trade receivables – related party ($176,157) and an increase in trade and other payables ($827,601) provided cash. Increases in other receivables ($54,142), inventories ($226,538), other assets ($76,774) and a decrease in deferred revenue – related party ($305,556) consumed cash. The increase in net cash used in operating activities was related to routine changes in operating activities.

For the year ended December 31, 2014, cash was consumed by the loss of $3,127,167 less non-operating gains of $26,203 plus a non-cash adjustment of $349,398 for depreciation and amortization of non-current assets and $746,400 for non-cash share based compensation and services. Decreases in inventories ($123,049), other assets ($56,257) and an increase in trade and other payables ($538,017) provided cash. Increases in trade receivables ($1,899,886), notes receivable – related party ($266,378) and other receivables ($37,497) and a decreases other payables – related party ($6,586) and in deferred revenue – related party ($333,333) consumed cash. The increase in net cash used in operating activities was related to routine changes in operating activities.

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

Intangible Assets:

Intangible assets primarily represent legal and filing costs associated with obtaining patents on the Company’s new discoveries or acquiring patents for diagnostic technologies or tests that will enhance the Company’s product portfolio. The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. To date, the Company has nine patents from the United States Patent Office in effect (8,871,521, 8,808,639, 7,896,167, 8,097,171, 8,003,061, 8,425,859, 5,565,366, 5,827,749, D691,056, D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many PCT participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

The testing resulted in no patent impairment charges during the years ended December 31, 2015 and 2014 respectively.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The Company maintains “disclosure controls and procedures”, as such terms are defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company acknowledges that any controls and procedures can provide only reasonable assurances of achieving the desired control objectives.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2015. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

We engaged an independent accounting firm to assist with updating our controls and procedures during the year ended December 31, 2015, as the Company previously utilized the International Financial Reporting Standards (“IFRS”). With their assistance, we are actively implementing their recommendations to improve our controls and procedures for disclosures.

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

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

During the year ended December 31, 2015, the Company engaged an independent accounting firm to assist with the evaluation of the effectiveness of our internal controls over financial reporting. Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2015, our internal controls over financial reporting were not effective.

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

Name	Age	Position

Raymond F. Akers, Jr. PhD	57	Executive Chairman of the Board of Directors, Secretary

John J. Gormally	59	Chief Executive Officer

Gary M. Rauch	60	Vice President of Finance, Treasurer

Tom Knox	74	Independent Director

Brandon Knox	36	Independent Director

Robert E. Andrews	58	Independent Director

Dr. Raza Bokhari	48	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

John J. Gormally, age 59

Mr. Gormally, age 59, has over 30 years of experience as senior management in the healthcare industry. Mr. Gormally joined Becton, Dickinson and Company (“Becton”), a medical technology company that manufactures and sells a range of medical supplies and diagnostic equipment, in 1978 as a senior sales representative. Mr. Gormally served in a wide range of positions with Becton through 2013, focusing primarily on commercialization of Becton’s products and fostering sales growth. From 1999 to 2001, Mr. Gormally served as the Vice President of U.S. Sales and Operations for ConvaTec, a former division of Bristol-Myers Squibb Company. From 2001 to 2002, he served as the Vice President of Global Sales and Marketing for BEI Medical Systems Company, Inc., prior to rejoining Becton from 2002 to 2013. In 2013, Mr. Gormally founded Gormally Elite Medical LLC, a healthcare consulting firm that specializes human resources and developing go-to-market commercialization strategies.

Mr. Gormally earned an undergraduate degree from DeSales University in 1978 and is currently pursuing an MBA from Northeastern University.

In evaluating Mr. Gormally’s experience, qualifications, attributes and skills in connection with his appointment to the Board, the Company took into account his extensive experience in the healthcare and medical diagnostic industries.

Raymond F. Akers Jr., Ph.D., age 57, has been Executive Chairman of the Board since December 31, 2009 and was appointed Secretary on August 5, 2013. Dr. Akers founded the Company in 1989. He has over 25 years of experience in the diagnostics industry having co-founded Drug Screening Systems, Inc., a publicly listed company, in 1987, and Akers Medical Technology Inc. in 1984. He was Chief Executive Officer and vice president of research and development of Drug Screening Systems, Inc. until the sale of that company in 1989 and served as President and Chief Executive Officer of Akers Medical Technology Inc. until 1987.

Dr. Akers holds a Ph.D. in Neurochemistry from Northwestern University. Dr. Akers has either invented or directed the research and development of all of the Company’s products and technologies.

The Company believes that Mr. Akers’ experience in assisting diagnostic companies develop infrastructure; including but not limited to general management, product and technology development, and business development will contribute to the Company’s development of its own infrastructure and growth as a public company.

Gary M. Rauch, age 60, has over 35 years of experience in accounting, financial and information systems consulting, discrete manufacturing, distribution and administration. Mr. Rauch was appointed the Vice President of Finance and became an employee of the Company effective February 2, 2014. Prior to this time, Mr. Rauch was the Company’s controller from March, 2010 through February 2, 2014. Additionally, Mr. Rauch has served as the Company’s treasurer from August 5, 2013 through the present. Mr. Rauch also founded DataSys Solutions, LLC in 2004 and is currently the managing member. DataSys Solutions LLC specializes in financial and information systems consulting and technical support services. From July, 2002 through March, 2010, Mr. Rauch was the controller for Cold Star, Inc., a manufacturer of dairy dispensing equipment and a dairy products distributor. Mr. Rauch also worked for six years as consulting manager with Deloitte & Touche providing financial system selection, development and implementation services for their small to middle market clients.

Mr. Rauch has an associate degree from the University of South Carolina.

Thomas J. Knox, age 74, was appointed to our board of directors effective July 1, 2013 and was appointed as Co-Chairman on August 11, 2014. Mr. Knox is currently the Chief Executive Officer of Knox Consulting Group, an advisory and investment firm, as well as Chairman of ORB Automotive Corporation, Ltd. (appointed in 2011), a company focused on the development and manufacture of various components used in the Chinese automotive industry including adhesives and rubber molds. In May of 2007, Mr. Knox was a candidate for Mayor of Philadelphia. From April 2004 to April 2006, Mr. Knox was the Chief Executive Officer of United Healthcare of Pennsylvania, a division of United Healthcare, Inc., the largest health insurance provider in the world. From 1999 to 2004, Mr. Knox was Chairman of the Board and Chief Executive Officer of Fidelity Insurance Group, Inc., a Maryland and Pennsylvania licensed group life and health insurance provider. From 1988 through June 2000, Mr. Knox was the Chairman of the board and Chief Executive Officer of Crusader Holding Corporation, a NASDAQ listed company which was the owner of a multi-branch bank serving the greater Philadelphia area. Mr. Knox is a Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC), and is active in Philadelphia politics having held the position of Deputy Mayor for the Office of Management and Productivity from 1993 to 1999. Mr Knox also currently serves as the Chairman of INDECS Corp, a full service health benefit third party administrator affiliated with Aetna Corporation. From 1999 through the present, Mr. Knox has been a director of Historic Philadelphia Incorporated. Mr. Knox was a candidate for Governor or Pennsylvania from 2008 to 2010.

The Company believes that Mr. Knox extensive expertise in health care and finance will assist the Company’s strategic planning and operations.

Brandon Knox, age 36, Mr. Knox has been a wealth advisor at Raymond James in Philadelphia since December 2012. His practice focuses on investment and estate solutions for high net worth families and individuals as well as public and private institutions both locally and nationally. Prior to joining Raymond James, Mr. Knox was a wealth advisor at Morgan Stanley from July 2008 to October 2012. From 2006 to 2008, Mr. Knox served as Deputy Finance Director for the Philadelphia mayoral campaign of his Father, Thomas Knox. In this role he concentrated on the organization and management of campaign fundraising efforts as well as the planning and execution of campaign events and off-site functions. Mr. Knox was a Leasing Associate for SSH Realty in Philadelphia from 2005 to 2007 handling lease negotiations for both commercial tenants and landlords. Mr. Knox holds a BS in Economics from West Chester University and an MBA in Financial Management from Drexel University. Mr. Knox sits on the Board of Directors of The Committee of Seventy and is a member of the Drexel University Presidents Leadership Council and the Archdiocese of Philadelphia’s OSD Advisory Council.

Mr. Knox holds a B.S. in Economics from West Chester University and an M.B.A. in Financial Management from Drexel University’s LeBow College of Business.

The Company believes that Mr. Knox vast experience with corporate finance and financial management will make him an ideal board member helping the Company to manage its finances as it continues its growth.

Robert E. Andrews, age 58

Robert E. Andrews has over 20 years of experience in public service serving in a variety of capacities. From March 2014 through the present, after nearly 24 years of public service, Mr. Andrews joined Dilworth Paxson LLC to lead its Government Affairs. Mr. Andrews first became a member of the Camden County Board of Chosen Freeholders from 1986 to 1990, including two years as freeholder director (1988–1990). Following this, he was elected to the U.S. House of Representatives for New Jersey’s 1st congressional district in 1990. He served in this position until 2014. While serving as a representative, Mr. Andrews was nominated as the Co-Chairman of the Democratic Steering and Policy Committee by Leader Pelosi and held this position from 2012 until 2014. He was also a ranking member of the Subcommittee on Health, Employment, Labor and Pensions and served as chairmen from 2007 to 2010. Mr. Andrews was also a member of the House Armed Services Committee and became chairman of a Special Panel on Procurement Reform in 2009 and served until 2010. He became a ranking member of Special Panel on Pentagon Audit in 2011 and served until 2012. Mr. Andrews also served as a member of the Education and the Workforce Committee from 1990 to 2014, a member of the House Budget Committee from 2007 to 2011, a member of the House Foreign Affairs Committee from 1993 to 1998, and a member of the House Small Business Committee from 1990 to 1992.

Mr. Andrews has an undergraduate degree from Bucknell University and a juris doctorate from Cornell Law School.

In evaluating Mr. Andrews’ experience, qualifications, attributes and skills in connection with his appointment to the Board, the Company took into account his experience in government and the healthcare industry.

Dr. Raza Bokhari, age 48

Dr. Raza Bokhari, age 48, has over 24 years of experience in healthcare senior management. Previously, he has been involved in five companies, also in the healthcare sector, holding positions including Chairman, Chief Executive Officer (CEO), President and Chief Development Officer (CDO). From Jan 2001 through May 2007, Dr. Bokhari was President and CEO of Lakewood Pathology Associates Inc., a national provider of anatomic pathology and diagnostic services company. From April 2003 to May 2008, he was the President and CEO of Parkway Clinical Laboratories (PCL), a national clinical reference laboratory with a focus on serving pain management specialists, behavioral health providers, and anti-aging and wellness providers. Dr. Bokhari again joined PCL in May 2013 to present day and serves as the Chairman and CEO. From May 2008 to May 2009, Dr. Bokhari was the Chief Development officer of Rosetta Genomics (ROSG) a publicly traded, microRNA-based diagnostic testing company. He also serves as Vice Chairman of the World Affairs Council of Philadelphia and is a Trustee of the esteemed Foreign Policy Research Institute. He has previously served as Trustee of Franklin Institute. Dr. Bokhari has a Doctor of Medicine degree from University of Punjab, Rawalpindi Medical College, Pakistan and an Executive MBA from the Fox School of Business, Temple University in Philadelphia, PA.

In evaluating Dr. Bokhari’s experience, qualifications, attributes and skills in connection with his appointment to the Board, the Company took into account his extensive experience in the healthcare and medical diagnostic industries.

Family Relationships

Tom Knox and Brandon Knox are father and son, respectively. There are no other family relationships among any of our directors or executive officers.

Board Composition and Committees and Director Independence

Our board of directors consists of 5 members: Raymond F. Akers, Jr. PhD, Thomas Knox, Robert E. Andrews, Dr. Raz Bokhari and Mr. Brandon Knox. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Thomas Knox, Mr. Robert E. Andrews, Dr. Raza Bokhari and Mr. Brandon Knox are qualified as independent and that none of them have any material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees

The Company has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee has its own charter, which is available on our website at www.akersbio.com. Information contained on our website is not incorporated herein by reference.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the Exchange Act”). The members of our Audit Committee are Tom Knox, Robert E. Andrews and Brandon Knox. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our board has determined that Tom Knox is an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Tom Knox serves as Chairman of our Audit Committee.

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

Compensation Committee

The members of our Compensation Committee are Tom Knox, Robert E. Andrews and Brandon Knox. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Tom Knox serves as Chairman of our Compensation Committee.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Tom Knox, Robert E. Andrews and Brandon Knox. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board. Mr. Robert E. Andrews serves as Chairman of our Nominating and Corporate Governance Committee.

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

Management-Non-Executive Director Compensation

Mr. Thomas Knox was appointed to serve as non-executive director in 2013. Mr. Brandon Knox was appointed to serve as a non-executive director in 2014. Mr. Robert E. Andrews and Dr. Raza Bokhari were appointed to serve as non-executive directors in 2015.

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

Item 11. Executive Compensation.

The compensation provided to our “named executive officers” for 2015, 2014 and 2013 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section. This section explains our executive compensation philosophy, objectives and design, our compensation-setting process, our executive compensation program components and the decisions made for compensation in respect of 2015 for each of our named executive officers.

Our named executive officers who appear in the 2015 Summary Compensation Table are:

Raymond F. Akers, Jr., PhD	Executive Chairman, Secretary

John J. Gormally	Chief Executive Officer

Gary M. Rauch	Vice President of Finance, Treasurer

Summary Compensation Table

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our only other most highly compensated executive officers who earned in excess of $100,000 during 2015, 2014 and 2013.

			Cash	Stock	Option	All
Name and		Salary	Bonus	Awards	Awards	Other		Total
Principal Position	Year	$	$	$	$	$		$
Raymond F Akers, Jr PhD
Executive Chairman(5)	2015	397,450	-	256,900	-	7,800	(1)	662,150
Secretary	2014	394,231	-	-	124,270	7,800	(1)	526,301
	2013	347,500	26,173	-	-	7,800	(1)	381,473

John J. Gormally (2)
Chief Executive Officer	2015	24,038	-	-	-	650	(3)	24,688
President

Gary M Rauch
Vice President, Finance	2015	95,000	-	27,675	-	-		122,675
Treasurer	2014	78,414	2,500	-	46,601	11,250	(4)	138,765
	2013	-	-	-	-	67,500	(4)	67,500

(1)	Other Compensation for Dr. Akers consisted of a car allowance

(2)	Mr. Gormally was appointed as Chief Executive Officer on December 2, 2015

(3)	Other Compensation for Mr. Gormally consisted of a car allowance

(4)	Mr. Rauch became an employee of the Company effective February 2, 2014. Prior to this date, Mr. Rauch was paid a fee pursuant to his consultant agreement. Fees paid to Mr. Rauch for his pre-employment period is recorded as other compensation.

(5)	Dr. Akers gifted all stock and option awards to the Akers Family Trust, a trust to which he is not a named beneficiary.

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Raymond F. Akers Jr. Executive Chairman	40,000	(1)	0	0	5.50	06/30/2019	0	0	0	0

Gary Rauch VP of Finance	15,000		0	0	5.50	06/30/2019	0	0	0	0

Thomas Knox, Co-Chairman	20,000		0	0	5.50	06/30/2019	0	0	0	0

Robert E AndrewsDirector	0		0	0	0	n/a	0	0	0	0

Brandon Knox, Director	20,000		0	0	5.50	06/30/2019	0	0	0	0

Dr. Raza Bokhari	0		0	0	0	n/a	0	0	0	0

(1) Dr. Akers gifted such options to the Akers Family Trust, a trust to which he is not a named beneficiary.

DIRECTOR COMPENSATION

The following sets forth the compensation awarded to, earned by, or paid to the named director by us during the year ended December 31, 2015.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non- equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Raymond Akers, Jr.	0	0	0	0	0	0
Gavin Moran (1)	0	128,450	0	0	0	128,450
Tom Knox (2)	0	269,600	0	0	0	269,600
Brandon Knox (3)	0	196,100	0	0	0	196,100
Robert E. Andrews (4)	0	59,174	0	0	0	59,174
Dr. Raza Bokhari (5)	0	39,462	0	0	0	39,462

(1)	Mr. Gavin Moran was not nominated for re-election as Director in 2015 and served in such capacity until August 3, 2015.

(2)	Effective July 1, 2013, Mr. Tom Knox was appointed as Director.

(3)	Effective January 23, 2014, Mr. Brandon Knox was appointed as Director.

(4)	Effective June 29, 2015, Mr. Robert E. Andrews was appointed as Director.

(5)	Effective November 11, 2015, Dr. Raza Bokhari was appointed as Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March __, 2016, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of March __, 2016. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 5,425,045 shares of our common stock issued and outstanding as of March 25, 2016.

Common stock subject to stock options currently exercisable or exercisable within 60 days of March 25, 2016, are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Akers Biosciences, Inc., 201 Grove Road, Thorofare, New Jersey USA 08086.

Percentage of Ownership as of March 25, 2016
Name of Beneficial Owner:
5% Stockholders:
Chubeworkx Guernsey Limited (1)	9.45%
Act Capital Management, LLLP	5.16%
Named Executive Officers and Directors:
Raymond F. Akers, Jr. Phd(2)	0.00%
Tom Knox	9.18%
Brandon Knox	2.91%
Gavin Moran(3)	1.01%
Robert E. Andrews	0.89%
Dr. Raza Bokhari	0.59%
Gary M. Rauch	0.78%
All executive officers and directors as a group (6 persons)	15.36%

(1)	Mark Chasey is the Chairman of Chubeworkx Guernsey Limited and has beneficial ownership of the shares.

(2)	Dr. Akers previously gifted 70,000 shares of Common Stock to the Akers Family Trust, a trust to which he is not a named beneficiary. On January 5, 2016, Dr. Akers’ wife purchased 2,100 shares of Common Stock.

(3)	Mr. Gavin Moran was not nominated for re-election as Director in 2015 and served in such capacity until August 3, 2015.

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

On June 19, 2013, the Company entered into a 3 year exclusive License and Supply Agreement ChubeWorkx Guernsey Limited (“ChubeWorkx”) for the purchase and distribution of the Company’s proprietary breathalyzers outside of North America. ChubeWorkx paid a licensing fee of $1,000,000 which was recognized over the term of the agreement through June 30, 2015.

On December 31, 2014, the outstanding ChubeWorkx Receivable was converted to a note receivable. The note is payable in sixty equal installments of $27,734 commencing January 1, 2015 and has an interest rate of 5% per annum.

On June 30, 2014 the Company recorded sales of $864,000 to Thirty Six Strategies General Trading LLC (“36S”). Gavin Moran, a member of the Company’s Board of Directors, has beneficial ownership in 36S.

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. The contribution was adjusted downward to $64,091 on April 8, 2015; the net effect of the currency conversion when the contribution was processed in Hainan. Mr. Thomas Knox, a member of the Company’s Board of Directors, is also an investor in the joint venture.

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

	2015	2014
Audit Fees	$60,318	$55,514
Audit-Related Fees	$54,800	$51,000
Tax Fees	$5,500	$5,516
All Other Fees	$4,648	$16,600
TOTAL	$125,266	$128,630

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on November 18, 2013).

3.1	Amended & Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.2	Amendment to Certificate of Incorporation dated June 2, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.3	Amendment to Certificate of Incorporation, Certificate of Designation of Series A Preferred Stock, dated September 21, 2012. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.4	Amendment to Certificate of Incorporation dated January 22, 2013 (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.5	Amended and Restated By-laws dated August 5, 2013(incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on November 18, 2013).

5.1	Opinion of Lucosky Brookman LLP (incorporated by reference to exhibit 5.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 30, 2013).

10.1	Employment Agreement, dated January 12, 2011 between Raymond F. Akers, Jr. Phd and Akers Biosciences, Inc. and letter of amendment dated August 3, 2013. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.2	Consulting Agreement between Akers Biosciences, Inc. and Nicolette Consulting Group, dated January 12, 2011(incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.3	Consulting Agreement between Akers Biosciences, Inc. and DataSys Solutions, LLC, dated January 1, 2012. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.4	Amended License and Supply Agreement by and between Akers Biosciences, Inc. and Chubeworkx Guernsey Limited (as successor to Sono International Limited) (“Chubeworkx”), (EN)10 (Guernsey) Limited (formerly BreathScan International (Guernsey) Limited) and (EN)10 Limited (formerly BreathScan International Limited), dated June 12, 2013 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.5	Share Purchase Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013)

10.6	Voting Agreement by and between Akers Biosciences, Inc., Chubeworkx and Thomas J. Knox, dated June 12, 2013(incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.7	Subscription Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013(incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.8	Subscription Agreement by and between Akers Biosciences, Inc. and Thomas J. Knox, dated September 14, 2012(incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.9	Promissory Note entered into by Thomas J Knox issued in favor of Akers Biosciences, Inc., dated September 14, 2012. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.10	License and Supply Agreement by and among the Company, Sono International Limited (“SIL”), BreathScan International (Guersney) Limited and BreathScan International Limited, dated June 19, 2012 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.11	Distribution Agreement by and among the Company and Fisher Healthcare, and Amendment thereto, dated June 15, 2010 and May 1, 2012, respectively. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.12	National Brand Distribution Agreement by and among the Company and Cardinal Health 2000, and Amendment thereto, dated May 1, 2007 and June 1, 2008, respectively. (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.13	Promissory Note entered into by Thomas J. Knox issued in favor of Akers Biosciences, Inc, dated November 15, 2013(incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 18, 2013).

10.14	2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.15	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.16	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.17	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.18	Form of Incentive Stock Option (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.19	Letter Agreement, dated December 3, 2013, by and between the Company and Mr. Tom Knox (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.20	Joint Venture Agreement, dated October 24, 2014, by and between Akers Biosciences, Inc., Hainan Savy Investment Management Ltd, and Thomas Knox (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2014).

10.21	Amended and Restated 2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.22	Form of Lock Up Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.23	Employment Agreement between the Company and John J Gormally, dated December 1, 2015. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015)

17.1	Letter of Resignation from Thomas Nicolette dated March 7, 2014 (incorporated herein by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed March 12, 2014).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Unless otherwise indicated, exhibits were previously filed with this registration statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: March 30, 2016	By:	/s/ John Gormally
	Name:	John Gormally
	Title:	(Principal Executive Officer)

Date: March 30, 2016	By:	/s/ Raymond Akers Jr.
	Name:	Raymond Akers Jr.
	Title:	(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Raymond Akers Jr.	Executive Chairman	March 30, 2016
Raymond Akers Jr.

/s/ Thomas Knox	Director	March 30, 2016
Thomas Knox

/s/ Brandon Knox	Director	March 30, 2016
Brandon Knox

/s/ Robert E Andrews	Director	March 30, 2016
Robert E. Andrews

/s/ Dr. Raza Bokhari	Director	March 30, 2016
Dr. Raza Bokhari

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Akers Biosciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Akers Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akers Biosciences, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Blue Bell, Pennsylvania

March 30, 2016

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
ASSETS
Current Assets
Cash	402,059	455,841
Marketable Securities	4,025,104	9,264,961
Trade Receivables (net)	609,195	1,154,290
Trade Receivables - Related Party, net	31,512	864,000
Notes Receivable - Related Party, net	-	266,457
Other Receivables	95,577	41,435
Inventories (net)	1,131,654	905,116
Other Current Assets	185,967	107,633

Total Current Assets	6,481,068	13,059,733

Non-Current Assets
Notes Receivable - Related Party, net	-	1,209,309
Property, plant and equipment, net	251,145	201,483
Intangible assets, net	1,472,883	2,176,065
Other Assets	66,813	4,282

Total Non-Current Assets	1,790,841	3,591,139

Total Assets	8,271,909	16,650,872

LIABILITIES
Current Liabilities
Trade and Other Payables	1,668,731	1,538,430
Deferred Revenue - Related Party	-	305,556

Total Current Liabilities	1,668,731	1,843,986

Total Liabilities	1,668,731	1,843,986

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	-	-
Common Stock, No par value, 500,000,000 shares authorized, 5,425,045 and 4,954,837 issued and outstanding as of December 31, 2015 and 2014	100,785,408	99,691,096
Accumulated Deficit	(94,175,999)	(84,864,086)
Accumulated Other Comprehensive Loss	(6,231)	(20,124)

Total Stockholders’ Equity	6,603,178	14,806,886

Total Liabilities and Stockholders’ Equity	8,271,909	16,650,872

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Years ended
	December 31,
	2015	2014
Revenues:
Product Revenue	$1,757,982	$2,453,462
Product Revenue - Related parties	36,512	1,630,379
License Revenue	15,000	10,000
License Revenue - Related party	305,556	333,333
Total Revenues	2,115,050	4,427,174
Cost of Sales:
Product Cost of Sales	(950,792)	(1,175,232)

Gross Profit	1,164,258	3,251,942

Administrative Expenses	4,029,516	3,784,078
Administrative Expenses - Related parties	-	195,002
Sales and Marketing Expenses	2,543,286	1,302,103
Research and Development Expenses	1,406,895	916,308
Bad Debt Expenses - Related parties	2,163,609	-
Impairment of Non-Current Assets	466,476	-
Amortization of Non-Current Assets	236,706	258,572

Loss from Operations	(9,682,230)	(3,204,121)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	7,535	(2,667)
Gain from demutualization of insurance carrier	(6,052)	(4,669)
Interest and Dividend Income	(102,456)	(69,618)
Total Other Income	(100,973)	(76,954)

Loss Before Income Taxes	(9,581,257)	(3,127,167)

Income Tax Benefit	269,344	-

Preferred Stock Dividend	-	(15,793)

Net Loss Attributable to Common Stockholders	(9,311,913)	(3,142,960)

Other Comprehensive Income/(Loss)
Unrealized Gains/(Losses) on Marketable Securities	13,893	(20,124)
Total Other Comprehensive Income/(Loss)	13,893	(20,124)

Comprehensive Loss	$(9,298,020)	$(3,163,084)

Basic & diluted loss per common share	$(1.81)	$(0.66)

Weighted average basic & diluted common shares outstanding	5,140,920	4,745,684

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholder’s Equity

Years ended December 31, 2015 and 2014

	Common			Accumulated
	Shares			Other
	Issued and	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Deficit	Income/(Loss)	Equity

Balance at December 31, 2013	2,167,837	$85,843,360	$(81,721,126)	$-	$4,122,234

Net loss for the period	-	-	(3,127,167)	-	(3,127,167)
Divends paid on Series A Convertible Preferred Stock	-	-	(15,793)	-	(15,793)
Initial public offering net of offering costs of $1,897,164	2,727,000	13,101,336	-	-	13,101,336
Issuance of Non-Qualified Stock Options for Directors and Officers	-	357,276	-	-	357,276
Issuance of Non-Qualified Stock Options for Key Employees	-	192,324	-	-	192,324
Issuance of Restricted Common Stock for services	60,000	196,800	-	-	196,800
Unrealized loss on marketable securities	-	-	-	(20,124)	(20,124)

Balance at December 31, 2014	4,954,837	$99,691,096	$(84,864,086)	$(20,124)	$14,806,886

Net loss for the period	-	-	(9,311,913)	-	(9,311,913)
Issuance of Restricted Common Stock for Directors & Officers	417,708	977,381	-	-	977,381
Issuance of Restricted Common Stock for Key Employees	22,500	27,675	-	-	27,675
Issuance of Restricted Common Stock for services	30,000	36,900	-	-	36,900
Issuance of Non-Qualified Stock Options for Key Employees	-	23,636	-	-	23,636
Issuance of Non-Qualified Stock Options for services from non-employees	-	28,720	-	-	28,720
Unrealized gain on marketable securities	-	-	-	13,893	13,893

Balance at December 31, 2015	5,425,045	$100,785,408	$(94,175,999)	$(6,231)	$6,603,178

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net loss for the year	$(9,311,913)	$(3,127,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and dividends on marketable securities	4,199	(18,473)
Decrease in reserve for inventory obsolescence	-	(3,061)
Depreciation and amortization	299,995	349,398
Impairment of non-current assets	466,476	-
Allowance for doubtful accounts	2,163,609	-
Gain from other non-operating activities	(6,052)	(4,669)
Non-cash share based compensation - options	52,356	549,600
Non-cash share based payments for services - shares issued	344,656	196,800
Changes in assets and liabilities:
(Increase)/decrease in trade receivables	513,583	(1,899,886)
(Increase)/decrease in notes receivables - related party	176,157	(266,378)
Increase in other receivables	(54,142)	(37,497)
(Increase)/decrease in inventories	(226,538)	123,049
(Increase)/decrease in other assets	(76,774)	56,257
Increase in trade and other payables	827,601	538,017
Decrease in other payables - related party	-	(6,586)
Decrease in deferred revenue - related party	(305,556)	(333,333)
Net cash used in operating activities	(5,132,343)	(3,883,929)

Cash flows from investing activities
Purchases of property, plant and equipment	(112,951)	(24,988)
Purchases of marketable securities	(60,940)	(12,551,106)
Investment in Hainan Savy Akers Biosciences, Ltd. joint venture	(64,091)	-
Proceeds from demutualization of insurance carrier	6,052	4,669
Proceeds from sale of marketable securities	5,310,491	3,284,494
Net cash provided by/(used in) investing activities	5,078,561	(9,286,931)

Cash flows from financing activities
Payment of short-term note payable - related party	-	(307,500)
Proceeds from issuance of common shares	-	745,024
Net proceeds from issuance of common stock in initial public offering	-	13,101,336
Dividend distribution on Series A Convertible Preferred Stock	-	(15,793)
Net cash provided by financing activities	-	13,523,067

Net increase/(decrease) in cash	(53,782)	352,207
Cash at beginning of year	455,841	103,634
Cash at end of year	$402,059	$455,841

Supplemental Schedule of Non-Cash Financing and Investing Activities
Unrealized gains/(losses) on marketable securities	$13,893	$(20,124)
Conversion of trade receivable as of December 31, 2013 to a note receivable in the year ended December 31, 2014	$-	$1,209,388
Issuance of restricted common share grants to directors and officers accrued in 2014	$697,300	$-

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

As of December 31, 2015 and 2014, allowances for doubtful accounts for trade receivables – related party were $864,000 and $-. Bad debt expenses for trade receivables were $864,000 and $- for the years ended December 31, 2015 and 2014.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

All of the Company’s cash is maintained with Fulton Bank of New Jersey, Bank of America, NA and PayPal. The funds are insured by the FDIC up to a maximum of $250,000, but are otherwise unprotected. The Company placed $369,525 and $399,417 with Fulton Bank of New Jersey, $28,494 and $52,384 with Bank of America, NA and $4,040 and $4,040 with PayPal as of December 31, 2015 and 2014. No losses have been incurred in these accounts.

Concentration of credit risk with respect to trade receivables exists as approximately 72% of the Company’s revenue is generated by two customers. These customers accounted for 28% of trade receivables as of December 31, 2015. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. To date, the Company has nine patents from the United States Patent Office in effect (7,896,167, 8,097,171, 8,003,061, 8,425,859, 5,565,366, 5,827,749, D691,056, D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310, 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001, 002216895-0002 and 002216895-0003) and in Japan (4,885,134 and 4,931,821). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

(j)	Investments

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

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. The contribution was adjusted downward to $64,091 on April 8, 2015; the net effect of the currency conversion when the contribution was processed in Hainan. This is included in other assets in the consolidated balance sheet as of December 31, 2015 and is accounted for using the cost method.

(k)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. The accrual for estimated sales returns $- as of December 31, 2015 and 2014.

The Company instituted a significant price increase for certain PIFA products effective May 1, 2015. In an effort to phase in the increase for existing customers, the Company is providing a rebate to its distributors for the price increase through December 31, 2015 for their existing customer base as of April 30, 2015. The Company has established an accrual of $181,293, which is a reduction of revenue, for the year ended December 31, 2015. Accounts receivable will be reduced when the rebates are applied by the customer.

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

When the Company enters into arrangements that contain more than one deliverable, the Company allocates revenue to the separate elements under the arrangement based on their relative selling prices in accordance with FASB ASC 605-25.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(l)	Income Taxes

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

(m)	Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $56,537 and $35,454 for the years ended December 31, 2015 and 2014. These fees are classified as part of product revenue in the consolidated statement of operations and comprehensive loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $115,423 and $71,416 for the years ended December 31, 2015 and 2014.

(n)	Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.

(o)	Stock-based Payments

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company estimates the fair value of stock-based awards to non-employees on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the period which services are to be received. At the end of each financial reporting period, prior to vesting or prior to completion of services, the fair value of equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurement until the equity based payments are fully vested or the service is completed.

(p)	Basic and Diluted Earnings per Share of Common Stock

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

(q)	Recently Adopted Accounting Pronouncements

As of December 31, 2015 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(r)	Recently Issued Accounting Pronouncements not Yet Adopted

As the Company is an emerging growth company, it has elected to adopt recently issued standards based on effective dates applicable to nonpublic entities. All effective dates as mentioned in the following paragraphs refer to that applicable to nonpublic entities.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2018. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is evaluating the effect of the adoption of this standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect of the adoption of this standard.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in this Update require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016. The Company does not anticipate the adoption of this standard to have any material effect on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. As of December 31, 2015, the Company adopted this standard which has no material effect on the financial statements.

Note 4 - Fair Value Measurement - Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2015 and 2014.

U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	2015
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$750	$-	$-	$-	$750
Certificates of deposits	2,050,000	8,584	-	(135)	2,058,449
Corporate securities	1,528,308	4,934	-	(5,918)	1,527,324
Municipal securities	438,003	756	-	(178)	438,581
Total Level 2:	4,017,061	14,274	-	(6,231)	4,025,104

Total:	$4,017,061	$14,274	$-	$(6,231)	$4,025,104

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Cost	Accrued Income	2014 Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Money market funds	$1,795	$-	$-	$-	$1,795
US agency securities	297,699	360	-	(141)	297,918
Certificates of deposits	3,430,000	10,653	-	(11,236)	3,429,417
Corporate securities	1,528,308	5,037	-	(6,631)	1,526,714
Municipal securities	4,008,811	2,422	-	(2,116)	4,009,117
Total Level 2:	9,266,613	18,472	-	(20,124)	9,264,961

Total:	$9,266,613	$18,472	$-	$(20,124)	$9,264,961

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities range from one to twenty years. Unrealized gains/(losses) relating to the available for sale investment securities were recorded in the consolidated statement of changes in stockholders’ equity as comprehensive income. These amounts were $13,893 and ($20,124) (net of effect of income tax expense of $-) for the years ended December 31, 2015 and 2014.

As of December 31, 2015, investments in U.S. agency securities, corporate securities and municipal securities classified as available for sale mature as follows:

Within		After
1 Year	1 - 5 Years	10 Years

$294,622	$3,630,455	$100,027

Proceeds from the sale of marketable securities in the year ended December 31, 2015 and 2014 were $5,310,491 and $3,284,494. Gross gain and gross loss as a result of the sales amounted to $1,594 and $8,105 for December 31, 2015 and $861 and $110 for December 31, 2014.

Note 5 - Trade Receivables – Related Party

The Company reclassified the trade receivable of $864,000 from Thirty Six Strategies General Trading LLC (“36S”) as a trade receivable – related party in 2015 (Note 16). As a result, the Company also reclassified this trade receivable on the condensed consolidated balance sheet as of December 31, 2014. The amount due is non-interest bearing, unsecured and has a term of 360 days which was due June 30, 2015. As of June 30, 2015, the Company established an allowance for doubtful accounts of $864,000 which is reported as bad debts expense – related parties in the consolidated statement of operations and comprehensive income for the year ended December 31, 2015 (Note 16).

The Company continues to work with 36S to gain approval of the Company’s Tri-Cholesterol product in Australia.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 - Note Receivable – Related Parties

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

As of December 31, 2015 the company established an allowances for doubtful accounts for notes receivable – related party of $1,299,609 which is reported as bad debt expense – related parties in the consolidated statement of operations and comprehensive income for the year ended December 31, 2015 (Note 16).

Note 7 - Inventories

Inventories at December 31, 2015 and 2014 consists of the following categories:

	2015	2014
Raw Materials	$348,216	$413,897
Sub-Assemblies	786,656	433,793
Finished Goods	25,721	86,365
Reserve for Obsolescence	(28,939)	(28,939)
	$1,131,654	$905,116

 For the years ended December 31, 2015 and 2014 $- was charged to cost of goods sold for obsolete inventory.

Note 8 - Property, Plant and Equipment

Property, plant and equipment as of December 31, 2015 and 2014 are as follows:

	2015	2014

Computer Equipment	$100,405	$100,405
Computer Software	40,681	30,736
Office Equipment	50,049	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,112,060	1,111,005
Molds & Dies	756,279	654,327
Leasehold Improvements	222,593	222,594
	2,312,006	2,199,055
Less
Accumulated Depreciation	2,060,861	1,997,572

	$251,145	$201,483

During the years ended December 31, 2015 and 2014 depreciation expense was $63,289 and $90,826.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 - Intangible Assets

Intangible assets as of December 31, 2015 and 2014 and the movements for the years then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2013	$3,851,494	$1,270,639	$5,122,133
Additions	-	-	-
Disposal	-	-	-
At December 31, 2014	$3,851,494	$1,270,639	$5,122,133

Accumulated Amortization
At December 31, 2013	$1,416,857	$1,270,639	$2,687,496
Amortization Charge	258,572	-	258,572
Disposal	-	-	-
At December 31, 2014	$1,675,429	$1,270,639	$2,946,068

Net Book Value
At December 31, 2013	$2,434,637	$-	$2,434,637
At December 31, 2014	$2,176,065	$-	$2,176,065

Cost or Deemed Cost
At December 31, 2014	$3,851,495	$1,270,639	$5,122,134
Additions	-	-	-
Disposal	(1,224,499)	-	(1,224,499)
At December 31, 2015	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2014	$1,675,430	$1,270,639	$2,946,069
Amortization Charge	236,706	-	236,706
Disposal	(758,023)	-	(758,023)
At December 31, 2015	$1,154,113	$1,270,639	$2,424,752

Net Book Value
At December 31, 2014	$2,176,065	$-	$2,176,065
At December 31, 2015	$1,472,883	$-	$1,472,883

On December 31, 2015, the Company reassigned two fully amortized patents to the original holder as part of the settlement of a legal dispute.

During the years ended December 31, 2015 and 2014 amortization expense was $236,706 and $258,572.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2016	$171,108
2017	$171,108
2018	$171,108
2019	$171,108
2020	$171,108

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 - Trade and Other Payables

Trade and other payables as of December 31, 2015 and 2014 are as follows:

	2015	2014
Trade Payables	$538,449	$377,898
Accrued Expenses	1,020,532	1,100,782
Legal Settlements Payable	50,000	-
Deferred Compensation	59,750	59,750
	$1,668,731	$1,538,430

Trade and other payables are non-interest bearing and are normally settled on 30 – 60 day terms.

Note 11 - Deferred Revenue – Related Party

Deferred revenue represents the unearned revenue from the 3-year exclusive License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”)(Note 16) for the purchase and distribution of the Company’s proprietary breathalyzer that was signed in June 2012. As of December 31, 2014, 8,120,000 units have been shipped. The license revenue is being recognized monthly on a straight line basis over the 3-year term of the agreement.

On May 7, 2015, the Company and ChubeWorkx mutually terminated the exclusive license and supply agreement that granted worldwide distribution rights to ChubeWorkx for the Company’s breathalyzer test. As a result of this action and per the terms of the original agreement, the Company recognized the remaining $166,667 of deferred revenue in the statement of operations for the year ended December 31, 2015.

Note 12 - Share-based Payments

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

The 2013 Plan may be administered by the board or a board-appointed committee. Eligible recipients of option awards are employees, officers, consultants or directors (including non-employee directors) of the Company or of any parent, subsidiary or affiliate of the Company. The board has the authority to grant to any eligible recipient any options, restricted stock or other awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(a)	Stock Warrants

The Company has issued warrants to various employees, consultants and members of the Board of Directors of the Company for their services either in connection with the Company’s ongoing efforts to raise capital or the development of the Company’s products. In addition, the Company has granted warrants to lenders in connection with the issuance of debt. Each warrant granted may be exchanged for a prescribed number of shares of common stock. The warrants expire March 18, 2015. The following table summarizes the warrant activities for the years ended December 31, 2015 and 2014:

Weighted
	Number of	Average
	Shares	Exercise Price
Balance at December 31, 2014 and 2013	1,989	$71.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	(1,989)	71.76
Balance at December 31, 2015	-	$-

(b)	Stock options

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

On December 30, 2015 the Company approved the issuance of 30,000 options to purchase common shares to key employees at an exercise price of $1.23 per common share and 15,500 options to purchase common shares for services at an weighted average exercise price of $3.70 per common share.

These options were issued under the Amended and Restated 2013 Incentive Stock and Award Plan, in which an aggregate of up to 800,000 shares of the Company’s common shares are reserved for issuance. All options are immediately exercisable and carry a five year expiration.

The calculated fair value of these options was distributed to the following categories on the consolidated statement of operations and comprehensive loss:

Expense Category	2015	2014
Cost of Goods	$5,909	$24,040
General & Administrative	-	357,276
Sales & Marketing	1,617	48,081
Research & Development	44,830	120,203
	$52,356	$549,600

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The options and warrants issued under the above plan were valued using a Black Scholes option pricing model. The assumptions utilized in calculating the value of the issued options under Black Scholes are as follows:

	2015	2014
Expected option term	5 yrs	5 yrs
Expected volatility	82.86%	127.32%
Expected dividend yield	0.00%	0.00%
Risk free interest rate	1.73%	1.71%

The following table summarizes the option activities for the years ended December 31, 2015 and 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Balance at December 31, 2013	-	$-
Granted	175,000	4.98
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at December 31, 2014	175,000	$4.98
Exercisable as of December 31, 2014	175,000	$4.98	4.50	$600

Balance at December 31, 2014	175,000	$4.98
Granted	45,500	2.07
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at December 31, 2015	220,500	$4.38
Exercisable as of December 31, 2015	220,500	$4.38	3.81	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.21 and $3.99 for our common shares on December 31, 2015 and 2014.

The total grant date fair value of stock options vested for the years ended December 31, 2015 and 2014 was $52,356 and $549,600.

As of December 31, 2015 and 2014, there was $- of unrecognized compensation cost related to outstanding employee stock options.

Note 13 - Equity

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

On August 15, 2014, the Company issued 60,000 common shares in exchange for legal services rendered. The fair value of these shares was $196,800, which was reported as Administrative Expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

On January 9, 2015, the Company issued 190,000 common shares to directors for services provided to the Company through December 31, 2014. The fair value of these shares was $697,300, which was reported as Administrative Expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014, and the corresponding liability is included in trade and other payables on the December 31, 2014 consolidated balance sheet.

On December 29, 2015, the Company issued 227,708 common shares to directors and officers for services rendered to the Company through December 31, 2015. The fair value of these shares was $280,081, which was reported as Administrative Expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.

On December 29, 2015, the Company issued 22,500 common shares to key employees for services rendered to the Company through December 31, 2015. The fair value of these shares was $27,675, which was reported as Research and Development Expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.

On December 29, 2015, the Company issued 30,000 common shares in exchange for legal services rendered. The fair value of these shares was $36,900, which was reported as Administrative Expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014 the Company has reserved shares of its common stock as follows:

	2015	2014
Reserves for:
Outstanding Warrants	-	1,989
2013 Stock Incentive Plan	220,500	175,000
Total Reserves	220,500	176,989

The following is a reconcilement of the movement of shares of Series A Convertible Preferred stock (preferred stock) and common stock:

	Authorized		Issued
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Balance at December 31, 2013	50,000,000	500,000,000	-	2,167,837

Shares Issued:
January 23, 2014	-	-	-	2,727,000
August 15, 2014	-	-	-	60,000
Balance at December 31, 2014	50,000,000	500,000,000	-	4,954,837

Shares Issued:
January 9, 2015	-	-	-	190,000
December 29, 2015	-	-	-	280,208
Balance at December 31, 2015	50,000,000	500,000,000	-	5,425,045

Note 14 - Loss per share

The calculation of basic and diluted loss per share at December 31, 2015 and 2014 was based on the loss attributable to common shareholders of $9,311,913 and $3,142,960. The basic and diluted weighted average number of common shares outstanding for 2015 and 2014 was 5,140,920 and 4,745,684.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2015 and 2014 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were as follows: incentive and award stock options – 220,500 for 2015 (2014: 175,000); warrants – for 2015 (2014: 1,989).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 - Income Tax Expense

The Company’s income tax benefit/(provision) is as follows:

	Years Ended December 31
	2015	2014
Current	$269,344	$1,295,979
Deferred	3,795,104	$132,379
Change in Valuation Allowance	(3,795,104)	$(1,428,358)
Income Tax Benefit	$269,344	$-

During 2015, the Company was approved by the State of New Jersey to sell a portion of its state tax benefits that existed as of December 31, 2014, pursuant to the Technology Tax Certificate Transfer Program. The Company received net proceeds of $269,344 for the year ended December 31, 2015 (2014: $-) as a result of the sale of the tax benefits, which has been included as an income tax benefit in the consolidated statement of operations and comprehensive income.

As of December 31, 2015 and 2014, the Company had Federal net operating loss carry forwards of approximately $58,000,000 and $51,300,000, expiring through the year ending December 31, 2035. As of December 31, 2015 and 2014, the Company had New Jersey state net operating loss carry forwards of approximately $7,200,000 and $11,900,000, expiring through the year ending December 31, 2022.

The principle components of the deferred tax assets and related valuation allowances as of December 31, 2015 and 2014 are as follows:

	Years Ended December 31
	2015	2014
Reserves and other	$2,506,000	$684,830
Net operating loss carry-forwards	20,728,000	18,754,066
Valuation Allowance	(23,234,000)	(19,438,896)
Net	$-	$-

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31
	2015	2014
Statutory U.S. Federal Income Tax Rate	(35.0)%	(35.0)%
New Jersey State income taxes, net of U.S.
Federal tax effect	(6.0)%	(5.9)%
Benefit from sale of New Jersey NOL	(2.9)%	0.0%
Change in Valuation Allowance	41.0%	40.9%
Net	(2.9)%	0.0%

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $23,234,000 and $19,438,896. The change in the total valuation for the years ended December 31, 2015 and 2014 were increases of $3,795,104 and $1,428,358. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2015, the Company had no unrecognized tax benefits and no charge during 2015, and accordingly, the Company did not recognize any interest or penalties during 2015 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2015.

The Company files U.S. federal income tax returns and a state income tax returns. The U.S. and state income tax returns filed for the tax years ended on December 31, 2012 and thereafter are subject to examination by the relevant taxing authorities.

Note 16 - Related Party Transactions

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

On June 19, 2012, the Company entered into a 3 year exclusive License & Supply Agreement with ChubeWorkx Guernsey Limited (as successor to SONO International Limited) (“ChubeWorkx”) for the purchase and distribution of ABI’s proprietary breathalyzers outside North America. ChubeWorkx is the 80% shareholder in en(10) Guernsey Limited, described above. ChubeWorkx paid a licensing fee of $1,000,000, of which $333,333 was recognized as income for the years ended December 31, 2014 and 2013, with the deferral to be recognized over the remaining term of the agreement (Note 11).

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

On June 30, 2014, the Company recorded a sale of $864,000 to Thirty Six Strategies General Trading LLC (“36S”). Gavin Moran, a former member of the Company’s Board of Directors, has beneficial ownership in 36S. The trade receivable – related party as of December 31, 2014 is due from the sale (Note 5).

Trade receivables – related party as of December 31, 2015 are amounts due from Hainan Savy Akers Biosciences Co, a joint venture partner of the Company of $31,512. As of December 31, 2015, the amount due was non-interest bearing, unsecured and had a term of 90 days generally.

Notes receivable – related party as of December 31, 2015 and 2014 are amounts due from ChubeWorkx Guernsey Limited, a major shareholder of the Company of $1,299,609 and $1,475,766.

Product revenue – related parties for the years ended December 31, 2015 and 2014 are $36,512 from Hainan Savy Akers Biosciences, a joint venture partner for the year ended December 31, 2015 and $1,630,379 from ChubeWorkx Guernsey Limited, a major shareholder of the Company and 36S, where a former member of the Company’s Board of Directors has beneficial ownership, for the year ended December 31, 2014.

Administrative expenses – related parties for the year ended December 31, 2015 are $- and for the year ended December 31, 2014 were $183,752 for Nicolette Consulting Group and $11,250 for DataSys Solutions.

Note 17 - Commitments

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

Rent expense, including related CAM charges for the years ended December 31, 2015 and 2014 was $161,281 and $161,245.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company entered into a 60 month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	6,156	138,156
Next 37-48 Months	132,000	5,130	137,130

Note 18 - Major Customers

For the year ended December 31, 2015, two customers generated more than 10% of the Company’s revenue. Sales to these customers accounted for 65% of the Company’s revenue. As of December 31, 2015, the amount due from these customers was $435,261. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the year ended December 31, 2014, four customers generated more than 10% of the Company’s revenue. Sales to these customers accounted for 85% of the Company’s revenue. As of December 31, 2014, the amount due from these customers was $3,406,026 of which $1,475,766 is a note receivable (Note 6). This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

Note 19 - Major Suppliers

For the year ended December 31, 2015, three suppliers accounted for more than 10% of the Company’s purchases. These suppliers accounted for 41% of the Company’s total purchases. As of December 31, 2015, the amount due to these suppliers was $16,317. This makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the year ended December 31, 2014, one supplier accounted for more than 10% of the Company’s purchases. This supplier accounted for 17% of the Company’s total purchases. As of December 31, 2014, the amount due to the supplier was $11,880. This makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

Note 20 – Contingencies

On April 23, 2015, a complaint was filed by the Company in federal district court (District of New Jersey) against ChubeWorkx Guernsey Limited (“ChubeWorkx”) for breach of contract (the “Breach of Contract Claim”) for failure of timely interest payments by ChubeWorkx under a promissory note (the “Chube Note”) entered into by the Company and ChubeWorkx in December 2014. As part of this action, the Company also filed a preliminary injunction which sought to bar ChubeWorkx from disposing of the Company’s common stock owned by ChubeWorkx for which the Company retained a right of sale in the event of a default by ChubeWorkx under the Chube Note. A consent decree has been finalized and entered by the court to resolve the issues of the preliminary injunction which requires ChubeWorkx to escrow a certain of number of shares of the Company’s common stock currently held by ChubeWorkx until the Breach of Contract Claim has been fully adjudicated. The Breach of Contract Claim is currently in the discovery phase and while the parties have communicated in good faith to resolve this dispute all discussions to date have not yielded any results. This case was closed by the court pursuant to an order entered on December 22, 2015 as requested by Akers in light of near final settlement discussions with Chubeworks regarding the settlement and release of all claims between the parties. The settlement discussions were terminated on March 24, 2016 after substantial good faith efforts by the Company to bring this dispute to a resolution. Under the Federal Rules of Civil Procedure the Company will seek to reopen the case under Fed. R. Civ P. 60(b)(1) and prosecute this case with full vigor to retrieve the monies owed to the Company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On August 21, 2015, Chubeworkx filed a lawsuit against the Company in The High Court of Justice, Queen’s Bench Division Commercial Court, Royal Courts of Justice, United Kingdom, alleging a breach of contract under the exclusive license agreement entered into by Chubeworkx with Company in June 2012 and damages resulting from said alleged breach. The lawsuit is in the preliminary stage and was suspended by mutual agreement of the parties pursuant to ongoing global settlement discussions which were focused on settling all outstanding claims between the parties. The settlement discussions were terminated on March 24, 2016. As a result, the Company will now proceed to defend this suit with extreme vigor to minimize or eliminate any damages to the Company.

The Company and ChubeWorkx are actively discussing a global settlement for all existing claims and pending law suits. As a reasonable estimate of any loss from this case cannot be made, no accrual for losses was made as of December 31, 2015.

Note 21 - Subsequent Events

On March 2, 2016, our Executive Chairman, Dr. Raymond Akers, Jr., Phd, entered into a Settlement Agreement with a third party related to two pending lawsuits (the “Lawsuits”) filed by such third party against Dr. Akers (the “Settlement Agreement”) in connection with a personal guarantee on a loan that was made in order to benefit the Company. Pursuant to the terms of the Settlement Agreement, Dr. Akers is to pay the third party Two Hundred Fifty Five Thousand Dollars ($255,000) (the “Settlement Amount”) in consideration of the Lawsuits being dismissed with prejudice.

In accordance with the Company’s Amended and Restated Articles of Incorporation, the Board, upon conducting a thorough analysis of the circumstances surrounding the Lawsuits, unanimously determined to indemnify Dr. Akers for the Settlement Amount concluding that Dr. Akers, as an agent of the Company, ultimately acted in the best interests of the Company and its shareholders.

The Company recognized the settlement as a material event as of December 31, 2015 and is reported as administrative expenses in the consolidated statement of operations and comprehensive income for the year ended December 31, 2015.

