Form 10-K/A
period 2015-12-31
Akers Biosciences Inc
filed 2016-03-30
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment (the “Amendment”) to Akers Biosciences, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016 (the “Form 10-K”), is being filed with the limited purpose of adding a signature to the Report of Independent Registered Public Accounting Firm (the “Audit Report”) that was previously filed with the Form 10-K on page F-2. The corrected Audit Report is below. All other items in the Form 10-K are unchanged.

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

Blue Bell, Pennsylvania

March 30, 2016