Form 10-Q
period 2016-03-31
Akers Biosciences Inc
filed 2016-05-12
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 11, 2016, there were 5,425,045 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$180,390	$402,059
Marketable Securities	2,442,467	4,025,104
Trade Receivables, net	781,698	609,195
Trade Receivables - Related Party, net	31,522	31,512
Deposits and other receivables	49,522	95,577
Inventories, net	1,212,158	1,131,654
Prepaid expenses	138,306	185,967

Total Current Assets	4,836,063	6,481,068

Non-Current Assets
Property, Plant and Equipment, net	321,215	251,145
Intangible Assets, net	1,430,106	1,472,883
Other Assets	66,813	66,813

Total Non-Current Assets	1,818,134	1,790,841

Total Assets	$6,654,197	$8,271,909

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,543,173	$1,668,731

Total Current Liabilities	1,543,173	1,668,731

Total Liabilities	1,543,173	1,668,731

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common Stock, No par value, 500,000,000 shares authorized, 5,425,045 and 5,425,045 issued and outstanding as of March 31, 2016 and December 31, 2015	100,793,649	100,785,408
Accumulated Deficit	(95,684,928)	(94,175,999)
Accumulated Other Comprehensive Income/(Loss)	2,303	(6,231)

Total Stockholders’ Equity	5,111,024	6,603,178

Total Liabilities and Stockholders’ Equity	$6,654,197	$8,271,909

See accompanying notes to these condensed consolidated financial statements.

~ 1 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

For three months ended March 31, 2016 and 2015

(unaudited)

	2016	2015
Revenues:
Product Revenue	$738,023	$411,714
License Revenue	-	15,000
License Revenue - Related party	-	83,333
Total Revenues	738,023	510,047
Cost of Sales:
Product Cost of Sales	(200,028)	(226,341)

Gross Profit	537,995	283,706

Administrative Expenses	923,560	698,434
Sales and Marketing Expenses	725,324	575,252
Research and Development Expenses	363,292	305,574
Amortization of Non-Current Assets	42,777	64,643

Loss from Operations	(1,516,958)	(1,360,197)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	2,256	(995)
Interest and Dividend Income	(10,285)	(32,048)
Other Income	-	(5,355)
Total Other Income	(8,029)	(38,398)

Loss Before Income Taxes	(1,508,929)	(1,321,799)

Income Tax Benefit	-	-

Net Loss Attributable to Common Stockholders	(1,508,929)	(1,321,799)

Other Comprehensive Income
Net Unrealized Gains on Marketable Securities	8,534	26,713
Total Other Comprehensive Income	8,534	26,713

Comprehensive Loss	$(1,500,395)	$(1,295,086)

Basic & diluted loss per common share	$(0.28)	$(0.26)

Weighted average basic & diluted common shares outstanding	5,425,045	5,125,837

See accompanying notes to these condensed consolidated financial statements.

~ 2 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For three months ended March 31, 2016

	Common			Accumulated
	Shares			Other
	Issued and	Common	Accumulated	Comprehensive	Total
	Outstanding	Stock	Deficit	Income/(Loss)	Equity

Balance at December 31, 2015 (audited)	5,425,045	$100,785,408	$(94,175,999)	$(6,231)	$6,603,178

Net loss for the period	-	-	(1,508,929)	-	(1,508,929)
Options issued for services	-	8,241	-	-	8,241
Net unrealized gain on marketable securities	-	-	-	8,534	8,534

Balance at March 31, 2016 (unaudited)	5,425,045	$100,793,649	$(95,684,928)	$2,303	$5,111,024

See accompanying notes to these condensed consolidated financial statements.

~ 3 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For three months ended March 31, 2016 and 2015

(unaudited)

	2016	2015
Cash flows from operating activities
Net loss for the period	$(1,508,929)	$(1,321,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and dividends on marketable securities	9,213	7,156
Depreciation and amortization	56,479	80,349
Gain from other non-operating activities	-	(5,355)
Options issued for services	8,241	-
Changes in assets and liabilities:
(Increase)/decrease in trade receivables	(172,513)	20,041
Decrease in notes receivables - related party	-	43,491
Decrease in deposits and other receivables	46,055	14,985
Increase in inventories	(80,504)	(64,786)
(Increase)/decrease in prepaid expenses	47,661	(20,470)
Increase/(decrease) in trade and other payables	(125,558)	87,745
Decrease in deferred revenue - related party	-	(83,333)
Net cash used in operating activities	(1,719,855)	(1,241,976)

Cash flows from investing activities
Purchases of property, plant and equipment	(83,772)	(44,510)
Purchases of marketable securities	(19,498)	(27,228)
Investment in Hainan Savy Akers Biosciences, Ltd. joint venture	-	(64,675)
Proceeds from other non-operating activities	-	5,355
Proceeds from sale of marketable securities	1,601,456	1,253,436
Net cash provided by investing activities	1,498,186	1,122,378

Net decrease in cash	(221,669)	(119,598)
Cash at beginning of period	402,059	455,841
Cash at end of period	$180,390	$336,243

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized gains on marketable securities	$8,534	$26,713
Issuance of restricted common share grants to directors and officers accrued in 2014	$-	$697,300

See accompanying notes to these condensed consolidated financial statements.

~ 4 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Nature of Business

(a)	Reporting Entity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2015 included in Form 10-K of Akers Biosciences, Inc. and Subsidiaries (“the Company”).

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

~ 5 ~

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

(c)	Functional and Presentation Currency

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

~ 6 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(f)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables and trade and other payables. The carrying value of cash and cash equivalents, receivables and trade and other payables approximate their fair value because of their short maturities. The fair value of marketable securities is described in Note 2(g).

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

~ 7 ~

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

As of March 31, 2016 and December 31, 2015, allowances for doubtful accounts were $864,000. Allowances charged for doubtful accounts amounted to $- for the three months ended March 31, 2016 and March 31, 2015.

(i)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

Substantially all of the Company’s cash is maintained with Fulton Bank of New Jersey and Bank of America. The funds are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 per account or instrument, but are otherwise unprotected. The Company placed $161,429 and $369,525 with Fulton Bank of New Jersey, $14,921 and $28,494 with Bank of America and $4,040 with PayPal as of March 31, 2016 and December 31, 2015.

Concentration of credit risk with respect to trade receivables exists as approximately 74% of its revenue was generated by two customers for the three months ended March 31, 2016. These customers accounted for 30% of gross trade receivables (including related parties) as of March 31, 2016. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

~ 8 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2016, the Company has eleven patents from the United States Patent Office in effect (7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; 7,285,246; 7,837,936; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001; 002216895-0002 and 002216895-0003) and in Japan (1,515,170; 4,885,134; 4,931,821 and 5,775,790). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

~ 9 ~

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

~ 10 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. The contribution was adjusted downward to $64,091 on April 8, 2015; the net effect of the currency conversion when the contribution was processed in Hainan. This is included in other assets in the condensed consolidated balance sheet as of March 31, 2016 and is accounted for using the cost method.

(o)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns are necessary as of March 31, 2016 and December 31, 2015.

~ 11 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company instituted a significant price increase for certain PIFA products effective May 1, 2015. In an effort to phase in the increase for existing customers, the Company is providing a rebate to its distributors for the price increase through March 31, 2016 for their existing customer base as of April 30, 2015. The Company has recorded rebates of $99,968, which is a reduction of revenue, for the three months ended March 31, 2016 for this program. Accounts receivable will be reduced when the rebates are applied by the customer.

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

The Company charges actual shipping plus a handling fee to customers, which amounted to $16,045 for the three months ended March 31, 2016 and $18,941 for the three months ended March 31, 2015. These fees are classified as part of product revenue in the condensed consolidated statements of operations. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $21,714 for the three months ended March 31, 2016 and $44,690 for the three months ended March 31, 2015.

~ 12 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The calculation of the basic and diluted loss per share for the three months ended March 31, 2016 and 2015 was based on a loss attributable to common stockholders of $1,508,929 and $1,321,799.

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic loss per common share for the three months ended March 31, 2016 and 2015 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common stockholders for the periods. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were 220,500 units of options for the three months ended March 31, 2016 and 175,000 units of options for the three months ended March 31, 2015.

~ 13 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(u)	Recently Adopted Accounting Pronouncements

As of March 31, 2016 and for the three months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(v)	Recently Issued Accounting Pronouncements not Yet Adopted

As of March 31, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

Note 3 – Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2016 and December 31, 2015.

Money market funds, U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	2016
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$1,837	$17	$-	$-	$1,854
US agency securities	40,307	66	-	-	40,373
Certificates of deposits	1,070,000	1,193	2,712	-	1,073,905
Corporate securities	1,028,308	2,294	-	(707)	1,029,895
Municipal securities	294,651	1,491	298	-	296,440
Total Level 2:	2,435,103	5,061	3,010	(707)	2,442,467

Total:	$2,435,103	$5,061	$3,010	$(707)	$2,442,467

The above securities are classified as available for sale. The securities are valued at fair market value. Maturities of the securities range from one to two years. Unrealized gains and losses relating to the available for sale investment securities were recorded in the condensed consolidated statement of changes in stockholders’ equity as comprehensive income. The net unrealized gains were $8,534 and $26,713 for the three months ended March 31, 2016 and 2015.

~ 14 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2016, investments in money market funds, U.S. agency securities, certificates of deposit, corporate securities and municipal securities classified as available for sale mature as follows:

Within			After
1 Year	1 - 5 Years	5 - 10 Years	10 Years

$1,030,868	$1,411,599	$-	$-

Proceeds from the sale of marketable securities for the three months ended March 31, 2016 and 2015 were $1,601,456 and $1,253,436, respectively. For the three months ended March 31, 2016 and 2015 the gross gain was $308 and $448 as a result of these sales.

Note 4 - Trade Receivables – Related Party

Trade receivables – related party are made up of amounts due from Hainan Savy Akers Biosciences, a joint venture partner located in the Peoples Republic of China. The amount due is non-interest bearing, unsecured and generally has a term of 90 days.

Note 5 - Inventories

Inventories at March 31, 2016 and December 31, 2015 consists of the following categories:

	2016	2015
Raw Materials	$387,269	$348,216
Sub-Assemblies	831,069	786,656
Finished Goods	22,759	25,721
Reserve for Obsolescence	(28,939)	(28,939)
	$1,212,158	$1,131,654

For the three months ended March 31, 2016 and 2015, $2,968 and $- were expensed to cost of goods sold for obsolete inventory.

Note 6 - Property, Plant and Equipment

Property, plant and equipment as of March 31, 2016 and December 31, 2015 are as follows:

	2016	2015

Computer Equipment	$110,649	$100,405
Computer Software	40,681	40,681
Office Equipment	39,959	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,126,005	1,112,060
Molds & Dies	799,202	756,279
Leasehold Improvements	222,593	222,593
	2,369,028	2,312,006
Less
Accumulated Depreciation	2,047,813	2,060,861

	$321,215	$251,145

~ 15 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Depreciation expense was $13,702 and $15,706 for the three months ended March 31, 2016 and 2015.

The Company disposed of a fully depreciated telephone system with no salvage value during the three months ended March 31, 2016.

Note 7 - Intangible Assets

Intangible assets as of March 31, 2016 and December 31, 2015 and the movements for the three months then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2015	$2,626,996	$1,270,639	$3,897,635
Additions	-	-	-
Disposals	-	-	-
At March 31, 2016	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2015	$1,154,113	$1,270,639	$2,424,752
Amortization Charge	42,777	-	42,777
Disposals	-	-	-
At March 31, 2016	$1,196,890	$1,270,639	$2,467,529

Net Book Value
At December 31, 2015	$1,472,883	$-	$1,472,883
At March 31, 2016	$1,430,106	$-	$1,430,106

Amortization expense was $42,777 and $64,643 for the three months ended March 31, 2016 and 2014.

~ 16 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Trade and Other Payables

Trade and other payables as of March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
Trade Payables	$694,900	$538,449
Accrued Expenses	753,523	1,020,532
Legal Settlements Payable	35,000	50,000
Deferred Compensation	59,750	59,750
	$1,543,173	$1,668,731

Trade and other payables are non-interest bearing and are normally settled on 30 day terms.

Note 9 - Share-based Payments

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

Qualified option holders may exercise their options at their discretion. Each option granted may be exchanged for a prescribed number of shares of common stock. The following table summarizes the option activities for the three months ended March 31, 2016:

~ 17 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2015	220,500	$4.38
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2016	220,500	$4.38
Exercisable as of March 31, 2016	220,500	$4.38	3.56	$13,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.68 for the Company’s common shares on March 31, 2016. The above intrinsic value represents that of awards with an exercise price below $1.68.

The total grant date fair value of stock options vested for the three months ended March 31, 2016 and 2015 was $-.

As of March 31, 2016, there was $- of unrecognized compensation cost related to outstanding employee stock options.

Note 10 - Equity

The holders of common shares are entitled to one vote per share at meetings of the Company. Holders of Series A convertible preferred shares are entitled to five votes per share at meetings of the Company.

On December 29, 2015, the Company issued 227,708 common shares to directors and officers for services rendered to the Company through December 31, 2015. The fair value of these shares was $280,081 which was expensed in 2015.

On December 29, 2015, the Company issued 22,500 common shares to key employees for services rendered to the Company through December 31, 2015. The fair value of these shares was $27,675 which was expensed in 2015.

On December 29, 2015, the Company issued 30,000 common shares in exchange for legal services rendered. The fair value of these shares was $36,900 which was expensed in 2015.

As of March 31, 2016 and December 31, 2015 the Company has 220,500 reserved shares of its common stock for outstanding options.

~ 18 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 11 - Income Tax Expense

There is no income tax benefit for the losses for the three months ended March 31, 2016 and 2015 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2016, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2016 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2012 and thereafter are subject to examination by the relevant taxing authorities.

Note 12 - Related Party Transactions

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

On February 12, 2016, the Company purchased several manufacturing molds through Hainan Savy – Akers Biosciences, Ltd., our joint venture partner in the Peoples Republic of China. The total cost of the molds and sample components during the three months ended March 31, 2016 was $42,093. The cost of the sample components, totaling $1,020, was included in research and development expenses in the condensed consolidated statement of operations and comprehensive income. The cost of the molds, totaling $41,073, is included in property, plant and equipment in the condensed consolidated balance sheet.

Trade receivables – related party as of March 31, 2016 and December 31, 2015 are $31,522 and $31,512. The amounts due is non-interest bearing, unsecured and generally have a term of 30 to 90 (Note 4). This receivable is past due and management deemed it fully collectable.

Product revenue – related party for the three months ended March 31, 2016 and 2015 were $- and $14,343. The revenue was the result of sales to Hainan Savy Akers Biosciences, a joint venture partner.

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

Rent expense, including related CAM charges, was $40,290 for the three months ended March 31, 2016 and 2015.

~ 19 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company entered into a 60 month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	6,156	138,156
Next 37-48 Months	99,000	3,591	102,591

Note 14 – Major Customers

For the three months ended March 31, 2016, two customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 74% of the Company’s product revenue. As of March 31, 2016, the amount due from these two customers was $500,742. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three months ended March 31, 2015, two customers each generated more than 10% of the Company’s product revenue. Sales to these customers accounted for 66% of the Company’s product revenue.

Note 15 – Major Suppliers

For the three months ended March 31, 2016, two suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 23% of the Company’s total purchases. As of March 31, 2016, the amount due to the suppliers was $-. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three months ended March 31, 2015, two suppliers each accounted for more than 10% of the Company’s purchases. These suppliers accounted for 45% of the Company’s total purchases.

~ 20 ~

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 16 – Contingencies

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

The Company and ChubeWorkx have agreed in principal to all of the material terms of a global settlement for all existing claims and pending law suits. The parties are working with their counsel to finalize and execute the settlement agreements.

After reviewing the terms of the agreement in principal the Company has determined that no accrual for losses was necessary as of March 31, 2016. Legal fees were expensed in the period in which they were incurred.

Note 17 – Subsequent Events

On April 25, 2016, Mr. Thomas Knox, previously the Company’s Non-Executive Co-Chairman, became the Company’s sole Chairman. Raymond F. Akers, Jr. PhD, formally the Company’s Executive Chairman, became the Chief Scientific Director. Dr. Akers will continue to lead the scientific developments of the Company’s product pipeline and the enhancements of the Company’s commercialized products. Dr. Akers remains an Executive Director on the Board and, as Co-Founder, will continue to be the primary interface with shareholders.

On April 29, 2016, the Company received a payment of $250,000, in accordance with the terms of sale, from NovoTek Pharmaceuticals Limited (“NovoTek”), for the initial release of PIFA Heparin PF/4 products against the $2,500,000 order received February 29, 2016. The revenue from this initial lot of goods totaling $500,000, will be recognized when the criteria for the recognition of revenue are met. Management believes that these criteria will be met in the second quarter of 2016. NovoTek is the Company’s exclusive distributor in the Peoples Republic of China for the Company’s PIFA Heparin products.

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

~ 22 ~

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

Recently, the Company has developed tests for non-medical use within the health and wellness industry. These tests will monitor general markers of health and wellness as they relate to diet, nutrition, and exercise programs.

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

~ 23 ~

Despite our plans, the Company expects to continue to incur losses from operations for the near-term and these losses could be significant for the following reasons:

●	some of Akers’ distribution partnerships have been recently established or are in the process of being initiated and, therefore, consistent and historical ordering patterns have not been instituted;

●	the Company continues to incur expenses related to the initial commercialization and marketing activities for its wellness products and product development (research, clinical trials, regulatory tasks) costs for its emerging products including Breath PulmoHealth, BreathScan® DKA and PIFA PLUSS® Infectious Disease point-of-care tests; and

●	to expand the use of its clinical laboratory products, the Company may need to invest in additional marketing support programs to increase brand awareness.

At March 31, 2016, Akers had cash and marketable securities totaling $2,622,857, working capital of $3,292,890, stockholders’ equity of $100,793,649 and an accumulated deficit of $95,684,928. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next twelve months. The Company closely monitors its cash balances, cash needs and expense levels.

Summary of Statements of Operations for the Three Months Ended March 31, 2016 and 2015

Revenue

Akers’ revenue for the three months ended March 31, 2016 totaled $738,023, a 45% increase from the three months ended March 31, 2015. Product revenue increased by 79%, primarily a result of sales of our PIFA Heparin/PF4 Rapid Assay products. The elimination of license fee revenue following the cancellation of the License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”) in May, 2015 reduced the net revenue improvement year-over-year.

The table below summarizes our revenue by product line for the three months ended March 31, 2016 and 2015 as well as the percentage of change year-over-year:

Product Lines	3 Months Ended March 31, 2016	3 Months Ended March 31, 2015	Percent Change
MicroParticle Catalyzed Biosensor (“MPC”)	$64,785	$41,361	57%
Particle ImmunoFiltration Assay (“PIFA”)	635,173	338,361	88%
Other	38,065	31,992	19%
Product Revenue Total	$738,023	$411,714	79%
License Fees	-	98,333	(100)%
Total Revenue	$738,023	$510,047	45%

~ 24 ~

The Company’s MPC product sales increased 57% during the three months ended March 31, 2016 over the same period of 2015. The increase is associated to sales of the Company’s BreathScan Alcohol Breathalyzer products in Great Britain and increased domestic demand for the product which represents 53% of the Company’s MPC product revenue.

While all the MPC product sales in the three months ended March 31, 2016 came from BreathScan Alcohol Breathalyzers, we expect to begin generating sales of other MPC products within our health and wellness line, including the METRON disposable breath test for ketones and the BreathScan Lync products later in 2016.

Domestic sales of the Company’s PIFA Heparin/PF4 Rapid Assay products increased 80% during the three months ended March 31, 2016, primarily reflecting the new pricing schedule implemented during the period. Demand for the PIFA PF/4 Classic and PIFA PF/4 PLUSS products has remained steady, regardless of the increased pricing and we believe demand will increase with the implementation of the new sales and marketing strategy targeting hospital networks. The Company has restructured its sales and marketing staff, replacing the senior management team, reducing the number of Area Business Directors (“ABD”) to five and implementing a highly targeted program to enhance the ABD’s ability to expand market share through direct sales and by supporting the sales representatives of Akers’ US distribution partners, Cardinal Health (“Cardinal”), Fisher HealthCare (“Fisher”) and Typenex Medical (“Typenex”).

The Company received a $2.5 million order for our PIFA Heparin/PF4 Rapid Assay products from Novotek, our exclusive distributor in the Peoples Republic of China on February 29, 2016. The Company received an initial payment of $250,000 on April 29, 2016 for the first scheduled product shipment, per the terms of sale. The remaining products will be scheduled to ship at various points throughout the current fiscal year with revenue being recognized when the criteria for the recognition of revenue is met. The Company also received a specialized order for PIFA Heparin/PF4 from Novotek, totaling $27,600 during the three months ended March 31, 2016.

Other operating revenue increased due to a rise in miscellaneous component sales and shipping and handling fees.

The Company’s gross margin improved significantly, rising to 73% (2015: 56%) for the three months ended March 31, 2016.

Cost of sales for the three months ended March 31, 2016 decreased by 12% to $200,028 (2015: $226,341). Direct cost of sales decreased to 11% of product revenue while other cost of sales decreased to 16% for the three months ended March 31, 2016 as compared to 12% and 43% respectively for the same period in 2015.

Direct cost of sales for the three month period ended March 31, 2016 were $81,121 (2015: 49,847). The increase for the three months ended March 31, 2016 was related to the increase in sales volume for the period.

Other cost of sales for the three months ended March 31, 2016 were $118,907 (2015: 176,494). The decrease is attributed to the offset of manufacturing costs to inventory, significant reductions in freight and shipping expenses and is offset by increases manufacturing consumable supplies and product testing.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016, totaled $923,560, which was a 32% increase as compared to $698,434 for the three months ended March 31, 2015.

~ 25 ~

The table below summarizes our general and administrative expenses for the three months ended March 31, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2016	3 Months Ended March 31, 2015	Percent Change
Personnel Costs	$378,748	$221,163	71%
Professional Service Costs	249,848	166,717	50%
Stock Market & Investor Relations Costs	117,040	129,520	(10)%
Other General and Administrative Costs	177,924	181,034	(2)%
Total General and Administrative Expense	$923,560	$698,434	32%

The increase in personnel costs for the three months ended March 31, 2016 is associated with the addition of a staff accountant in June 2015 and the Company’s new Chief Executive Officer in November 2015.

Professional service costs increased for the three months ended March 31, 2016. A significant increase in accounting and legal fees ($230,115 (2015: $75,775)) was offset by decreases in personnel recruiting and general consulting fees ($19,733 (2015: $90,942)).

Increases in general consulting, stock exchange and transfer agent fees ($55,286 (2015: $34,065)) were offset by a significant decline in investor relations fees ($61,754 (2015: $95,454)) during the three months ended March 31, 2016 accounting for the decline in stock market and investor relations costs.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2016 totaled $725,324, which was a 26% increase as compared to $575,252 for the three months ended March 31, 2015.

The table below summarizes our sales and marketing expenses for the three months ended March 31, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2016	3 Months Ended March 31, 2015	Percent Change
Personnel Costs	$419,688	$323,209	30%
Professional Service Costs	193,104	204,575	(6)%
Royalties and Outside Commission Costs	19,744	6,639	197%
Other Sales and Marketing Costs	92,788	40,829	127%
Total Sales and Marketing Expenses	$725,324	$575,252	26%

Personnel costs increased in the three months ended March 31, 2016 as compared to the same period of 2015. During 2016, the Company replaced the senior management team and reduced the number of ABDs, resulting in increased costs associated with severance programs.

A decrease in the use of contracted marketing services firms resulted in a small decrease in professional service costs. The Company has terminated contracts with two firms, resulting in cost savings of $28,500 per month beginning in the second quarter of 2016.

Outside sales commissions increased in the three months ended March 31, 2016 ($19,744 (2015: $6,639)) as a result of the increased sales volume with the PIFA products. The Company’s royalty program terminated as of December 31, 2015, Other sales and marketing costs increased primarily due to the increased travel by the sales and marketing staff in support of our customer and distributor base and costs associated with the hosting and maintenance of the Company’s world-wide web presence.

Research and Development

Research and development expenses for the three months ended March 31, 2016 totaled $363,292, which was a 19% increase as compared to $305,574 for the three months ended March 31, 2015.

~ 26 ~

The table below summarizes our research and development expenses for the three months ended March 31, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2016	3 Months Ended March 31, 2015	Percent Change
Personnel Costs	$159,022	$166,115	(4)%
Clinical Trial Costs	97,078	9,676	903%
Professional Service Costs	38,569	82,933	(53)%
Other Research and Development Costs	68,623	46,850	46%
Total Research and Development Expenses	$363,292	$305,574	19%

The Company had two clinical trials in-process during the three months ended March 31, 2016 resulting in a significant increase in costs associated with these programs. The on-going trials are collecting data to support submissions to the U.S. Food and Drug Administration for approvals and to support the clinical effectiveness of the products.

During the three months ended March 31, 2015, the Company was expending funds for the engineering and design of the BreathScan Lync reader and the cartridge being used with the new MPC products. These design projects are now complete, reducing the costs.

Purchases of antigens used in product development increased to $20,177 (2015: $8,622) and participation at an international conference resulted in the increase in other research and development costs during the three months ended March 31, 2016.

The following table illustrates research and development costs by project for the three months ended March 31, 2016 and 2015, respectively:

Project	2016	2015
Breath Alcohol	$1,381	$9.901
Chlamydia Trachomatis	5,340	56,562
CHUBE	-	397
Heparin/PF4	56,347	43,514
HIV	-	9,473
Ketone	1,417	12,865
KetoChek / OxiChek	183,898	-
Lithium	-	28,724
METRON	2,507	1,956
Other Projects	68,226	68,967
Pulmo Health	2,906	-
Sonicator OQ	-	886
Troponin (heart attacks)	-	55,309
Tri-Cholesterol	41,270	3,239
VIVO	-	13,781
Total R&D Expenses:	$363,292	$305,574

Other Income and Expense

Other income and expenses for the three months ended March 31, 2016 totaled $8,029, which was a 79% decrease as compared to $38,398 for the three months ended March 31, 2015.

~ 27 ~

The table below summarizes our other income and expenses for the three months ended March 31, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2016	3 Months Ended March 31, 2015	Percent Change
Currency Translation Gain/(Loss)	$(2,256)	$995	(327)%
Realized Gain on Investments	308	448	(31)%
Interest and Dividends	9,977	31,600	(68)%
Other Income	-	5,355	(100)%
Total Other Income and Expense	$8,029	$38,398	(79)%

Other income and expenses primarily consist of interest and dividend earnings on the marketable securities and the note receivable totaling $10,285 (2015: $32,048) and a loss on foreign currency transactions of $2,256 (2015: gain of $995).

Income Taxes

As of March 31, 2016, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the three months ended March 31, 2016 and 2015, the Company generated a net loss attributable to shareholders of $1,508,929 and $1,321,799, respectively. As of March 31, 2016 and December 31, 2015, the Company has an accumulated deficit of $95,684,928 and $94,175,999 and had cash and marketable securities totaling $2,622,857 and $4,427,163, respectively.

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

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. We believe that our current working capital position will be sufficient to meet our estimated cash needs for at least twelve months. We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

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

~ 28 ~

Capital expenditures for the three months ended March 31, 2016 were $83,772 (2015: $44,510). Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2016 are expected to be approximately $200,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

During the three months ended March 31, 2015, the Company invested $64,675 for a 19.9% ownership position in a joint venture with Hainan Savy Investment Management, Ltd and Mr. Thomas Knox, the Company’s Chairman, to research, develop, produce and sell Akers’ rapid diagnostic screening and testing products in China. The new entity, incorporated in the People’s Republic of China, operates as Hainan Savy Akers Biosciences, Ltd.

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

The table below summarizes our cash flows for the three months ended March 31, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2016	3 Months Ended March 31, 2015	Percent Change
Cash at beginning of period	$402,059	$455,841	(12)%
Loss from operations	(1,508,929)	(1,321,799)	14%
Adjustments
Non-Operating Gains	-	(5,355)	(100)%
Non-Cash Activities	73,933	87,505	(16)%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(378,575)	(168,589)	125%
Cash Contributed by Operating Activities	93,716	166,262	(44)%
Cash Flows from Investing Activities
Cash Consumed by Investing Activities	(103,270)	(136,413)	(24)%
Cash Contributed by Investing Activities	1,601,456	1,258,791	27%
Cash Flows from Financing Activities
Cash Consumed by Financing Activities	-	-	-%
Cash Contributed by Financing Activities	-	-	-%
Cash at end of period	$180,390	$336,243	(46)%

The Company’s net cash provided by investing and financing activities totaled $1,498,186 during the three months ended March 31, 2016. Cash of $103,270 was consumed by capital expenditures and the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $1,601,456 for the period ended March 31, 2016.

The Company’s net cash provided by investing and financing activities totaled $1,122,378 during the three months ended March 31, 2015. Cash of $136,413 was consumed by capital expenditures, the investment in Hainan Savy Akers Biosciences, Ltd. and the purchase of marketable securities. Proceeds from the sale of marketable securities and a policy renewal incentive from an insurer contributed cash of $1,258,791 for the period ended March 31, 2015.

~ 29 ~

Our net cash consumed by operating activities totaled $1,719,855 during the three months ended March 31, 2016. Cash was consumed by the loss of $1,508,929 plus non-cash adjustments of $56,479 for depreciation and amortization of non-current assets, $8,241 for options issued for services and $9,213 for accrued interest and dividends on marketable securities. For the three months ended March 31, 2016, decreases in deposits and other receivables of $46,055 and prepaid expenses of $47,661 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables of $172,513 and inventories of $80,504 and a decrease in trade and other payables of $115,558 consumed cash from operating activities.

Akers’ net cash consumed by operating activities totaled $1,241,976 during the three months ended March 31, 2015. Cash was consumed by the loss of $1,321,799 less non-operating gains of $5,355 plus non-cash adjustments of $80,349 for depreciation and amortization of non-current assets and $7,156 for accrued interest and dividends on marketable securities. For the three months ended March 31, 2015, decreases in trade receivables of $20,042, notes receivable – related party of $43,491, deposits and other receivables of $14,985 and an increase in trade and other payables of $87,745 provided cash while a net increase in inventories of $64,786 and prepaid expenses of $20,470 and a decrease in deferred revenue – related party of $83,333 consumed cash from operating activities.

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

~ 30 ~

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

Intangible Assets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2016, the Company has eleven patents from the United States Patent Office in effect (7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; 7,285,246; 7,837,936; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001; 002216895-0002 and 002216895-0003) and in Japan (1,515,170; 4,885,134; 4,931,821 and 5,775,790). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the US, European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

~ 31 ~

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

Stock-based Compensation

FASB ASC 718, Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by the Company to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees. Transactions in which the Company issues stock-based compensation to employees, directors and consultants and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued. The Company utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation. The Black-Scholes model is utilized to calculate the fair value of equity instruments

~ 32 ~

Recently Issued and Adopted Accounting Pronouncements

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

As of March 31, 2016 and based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

~ 33 ~

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

The Company and ChubeWorkx have agreed in principal to all of the material terms of a global settlement for all existing claims and pending law suits. The parties are working with their counsel to finalize and execute the settlement agreements.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016, other than those previously reported in a Current Report on Form 8-K.

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

~ 34 ~

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

~ 35 ~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: May 12, 2016	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	(Principal Financial Officer)

~ 36 ~