Form 10-Q
period 2016-06-30
Akers Biosciences Inc
filed 2016-08-11
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 8, 2016, there were 5,452,545 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$379,531	$402,059
Marketable Securities	1,548,029	4,025,104
Trade Receivables, net	542,525	609,195
Trade Receivables - Related Party, net	31,892	31,512
Deposits and other receivables	64,381	95,577
Inventories, net	1,217,242	1,131,654
Prepaid expenses	142,034	185,967

Total Current Assets	3,925,634	6,481,068

Non-Current Assets
Property, Plant and Equipment, net	304,255	251,145
Intangible Assets, net	1,387,329	1,472,883
Other Assets	66,813	66,813

Total Non-Current Assets	1,758,397	1,790,841

Total Assets	$5,684,031	$8,271,909

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,565,702	$1,668,731

Total Current Liabilities	1,565,702	1,668,731

Total Liabilities	1,565,702	1,668,731

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common Stock, No par value, 500,000,000 shares authorized, 5,452,545 and 5,425,045 issued and outstanding as of June 30, 2016 and December 31, 2015	100,848,374	100,785,408
Deferred Compensation	(36,482)	-
Accumulated Deficit	(96,693,860)	(94,175,999)
Accumulated Other Comprehensive Income/(Loss)	297	(6,231)

Total Stockholders’ Equity	4,118,329	6,603,178

Total Liabilities and Stockholders’ Equity	$5,684,031	$8,271,909

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	2016	2015	2016	2015
Revenues:
Product Revenue	$956,486	$744,700	$1,694,510	$1,142,071
Product Revenue - Related party	-	-	-	14,343
License Revenue	-	10,000	-	15,000
License Revenue - Related party	-	212,222	-	305,556
Total Revenues	956,486	966,922	1,694,510	1,476,970
Cost of Sales:
Product Cost of Sales	(276,848)	(341,025)	(476,876)	(567,367)

Gross Profit	679,638	625,897	1,217,634	909,603

Administrative Expenses	816,244	882,531	1,739,806	1,580,964
Administrative Expenses - Related parties	-	864,000	-	864,000
Sales and Marketing Expenses	513,430	553,539	1,238,754	1,128,792
Research and Development Expenses	321,989	378,225	685,280	683,799
Amortization of Non-Current Assets	42,777	64,643	85,554	129,286

Loss from Operations	(1,014,802)	(2,117,041)	(2,531,760)	(3,477,238)

Other (Income)/Expenses
Foreign Currency Transaction Loss	2,562	6,965	4,817	5,969
Interest and Dividend Income	(8,432)	(37,122)	(18,716)	(69,169)
Other Income	-	(655)	-	(6,010)
Total Other Income	(5,870)	(30,812)	(13,899)	(69,210)

Loss Before Income Taxes	(1,008,932)	(2,086,229)	(2,517,861)	(3,408,028)

Income Tax Benefit	-	-	-	-

Net Loss Attributable to Common Stockholders	(1,008,932)	(2,086,229)	(2,517,861)	(3,408,028)

Other Comprehensive Income
Net Unrealized (Losses)/Gains on Marketable Securities	(2,006)	(3,559)	6,528	23,155
Total Other Comprehensive (Loss)/Income	(2,006)	(3,559)	6,528	23,155

Comprehensive Loss	$(1,010,938)	$(2,089,788)	$(2,511,333)	$(3,384,873)

Basic & diluted loss per common share	$(0.19)	$(0.41)	$(0.46)	$(0.66)

Weighted average basic & diluted common shares outstanding	5,427,261	5,144,837	5,426,153	5,135,389

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For six months ended June 30, 2016

	Common				Accumulated
	Shares				Other
	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2015 (audited)	5,425,045	$100,785,408	$-	$(94,175,999)	$(6,231)	$6,603,178

Net loss for the period	-	-	-	(2,517,861)	-	(2,517,861)
Issuance of Restricted Stock to Officers	27,500	54,725	(54,725)	-	-	-
Amortization of deferred compensation	-	-	18,243	-	-	18,243
Options issued for services	-	8,241	-	-	-	8,241
Net unrealized gain on marketable securities	-	-	-	-	6,528	6,528

Balance at June 30, 2016 (unaudited)	5,452,545	$100,848,374	$(36,482)	$(96,693,860)	$297	$4,118,329

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For six months ended June 30, 2016 and 2015

(unaudited)

	2016	2015
Cash flows from operating activities
Net loss for the period	$(2,517,861)	$(3,408,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	8,927	223
Depreciation and amortization	113,906	160,931
Allowance for doubtful accounts	146,196	864,000
Gain from other non-operating activities	-	(6,010)
Non-cash share based compensation – restricted stock	18,243	-
Non-cash share based payments for services - options	8,241	-
Changes in assets and liabilities:
Increase in trade receivables	(79,906)	(747,629)
Decrease in notes receivables - related party	-	131,566
Decrease in deposits and other receivables	31,196	7,578
Decrease/(increase) in inventories	(85,588)	83,128
Decrease/(increase) in prepaid expenses	43,933	(67,836)
Increase/(decrease) in trade and other payables	(103,029)	323,849
Decrease in deferred revenue - related party	-	(305,556)
Net cash used in operating activities	(2,415,742)	(2,963,784)

Cash flows from investing activities
Purchases of property, plant and equipment	(81,462)	(44,509)
Purchases of marketable securities	(27,643)	(34,555)
Investment in Hainan Savy Akers Biosciences, Ltd. joint venture	-	(64,091)
Proceeds from other non-operating activities	-	6,010
Proceeds from sale of marketable securities	2,502,319	2,906,322
Net cash provided by investing activities	2,393,214	2,769,177

Net decrease in cash	(22,528)	(194,607)
Cash at beginning of period	402,059	455,841
Cash at end of period	$379,531	$261,234

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of a restricted common stock grant to an officer	$54,725	$-
Net unrealized gains on marketable securities	$6,528	$23,155
Issuance of restricted common share grants to directors and officers accrued in 2014	$-	$697,300

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Nature of Business

(a)	Reporting Entity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2015 included in Form 10-K of Akers Biosciences, Inc. and Subsidiaries (“the Company”).

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

As of June 30, 2016 and December 31, 2015, allowances for doubtful accounts were $1,010,196 and $864,000. Allowances charged for doubtful accounts amounted to $- for the three and six months ended June 30, 2016 and June 30, 2015.

(i)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

Substantially all of the Company’s cash is maintained with Fulton Bank of New Jersey and Bank of America. The funds are insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000 per account or instrument, but are otherwise unprotected. The Company placed $360,856 and $369,525 with Fulton Bank of New Jersey, $14,635 and $28,494 with Bank of America and $4,040 with PayPal as of June 30, 2016 and December 31, 2015.

Concentration of credit risk with respect to trade receivables exists as approximately 82% of its revenue was generated by three customers for the six months ended June 30, 2016. These customers accounted for 31% of gross trade receivables (including related parties) as of June 30, 2016. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Plant and equipment	5-12
Furniture and fixtures	5-10
Computer equipment & software	3-5
Shorter of the
Leasehold Improvements	remaining lease or
estimated useful life

Depreciation methods, useful lives and residual values are reviewed at each reporting date.

(l)	Intangible Assets

(i)	Patents and Trade Secrets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2016, the Company has eleven patents from the United States Patent Office in effect (7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; 7,285,246; 7,837,936; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001; 002216895-0002 and 002216895-0003) and in Japan (1,515,170; 4,885,134; 4,931,821 and 5,775,790). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. The contribution was adjusted downward to $64,091 on April 8, 2015; the net effect of the currency conversion when the contribution was processed in Hainan. This is included in other assets in the condensed consolidated balance sheet as of June 30, 2016 and is accounted for using the cost method.

(o)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. No accrual for estimated sales returns are necessary as of June 30, 2016 and December 31, 2015.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company instituted a significant price increase for certain PIFA products effective May 1, 2015. In an effort to phase in the increase for existing customers, the Company is providing a rebate to its distributors for the price increase through April 30, 2016 for their existing customer base as of April 30, 2015. The Company has recorded rebates of $115,685 and $215,653, which is a reduction of revenue, for the three and six months ended June 30, 2016 and $291,868 for the three and six months ended June 30, 2015 for this program. Accounts receivable will be reduced when the rebates are applied by the customer.

Effective May 1, 2016, the Company completed the implementation of pricing based upon a standardized adjusted dealer cost model. The program allows for pre-existing end-user customers to negotiate pricing contracts directly with the Company or through the distributor network. Rebates are available to the distributors to mitigate the effect of any discounts on these contracts. As of June 30, 2016 and December 31, 2015, accrued rebates amounted to $204,637 and $223,542.

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

The Company charges actual shipping plus a handling fee to customers, which amounted to $14,387 and $30,432 for the three and six months ended June 30, 2016 and $13,836 and $32,778 for the three and six months ended June 30, 2015. These fees are classified as part of product revenue in the condensed consolidated statements of operations. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $47,018 and $68,732 for the three and six months ended June 30, 2016 and $22,716 and $67,406 for the three and six months ended June 30, 2015.

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

The calculation of the basic and diluted loss per share for the three months ended June 30, 2016 and 2015 was based on a loss attributable to common stockholders of $1,008,932 and $2,086,229.

The calculation of the basic and diluted loss per share for the six months ended June 30, 2016 and 2015 was based on a loss attributable to common stockholders of $2,517,861 and $3,408,028.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Potential common shares consist of restricted shares of common stock, options and warrants. Diluted net loss per common share was the same as basic loss per common share for the three and six months ended June 30, 2016 and 2015 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common stockholders for the periods. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive were 220,500 units of options and 18,333 units of unvested restricted shares of common stock recorded in the condensed consolidated statement of changes in stockholders’ equity as deferred compensation for the three and six months ended June 30, 2016 and 175,000 units of options for the three and six months ended June 30, 2015.

(u)	Recently Adopted Accounting Pronouncements

As of June 30, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(v)	Recently Issued Accounting Pronouncements not Yet Adopted

As of June 30, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

Note 3 – Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2016 and December 31, 2015.

Money market funds, U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	As of June 30, 2016
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$4,119	$1	$-	$-	$4,120
US agency securities	-	-	-	-	-
Certificates of deposits	290,000	1,177	969	-	292,146
Corporate securities	928,308	3,586	-	(1,090)	930,804
Municipal securities	319,958	583	418	-	320,959
Total Level 2:	1,542,385	5,347	1,387	(1,090)	1,548,029

Total:	$1,542,385	$5,347	$1,387	$(1,090)	$1,548,029

The above securities are classified as available for sale. The securities are valued at fair market value. Maturities of the securities range from one to two years. Unrealized gains and losses relating to the available for sale investment securities were recorded in the condensed consolidated statement of changes in stockholders’ equity as comprehensive income. The net unrealized loss of $2,006 and a net unrealized gain of $6,528 for the three and six months ended June 30, 2016 and a net unrealized loss of $3,559 and a net unrealized gain of $23,155 for the three and six months ended June 30, 2015 were recorded in the condensed consolidated statement of changes in stockholders’ equity as comprehensive income.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2016, investments in money market funds, certificates of deposit, corporate securities and municipal securities classified as available for sale mature as follows:

Within			After
1 Year	1 - 5 Years	5 - 10 Years	10 Years

$977,460	$570,569	$-	$-

Proceeds from the sale of marketable securities for the three and six months ended June 30, 2016 were $900,863 and $2,502,319 and were $1,652,866 and $2,906,322 for the three and six months ended June 30, 2015. As a result of these sales, a gross gain of $1,844 and $2,152 was recorded for the three and six months ended June 30, 2016 and a gross loss of $2,436 and $1,988 was recorded for the three and six months ended June 30, 2015.

Note 4 - Trade Receivables – Related Party

Trade receivables – related party are made up of amounts due from Hainan Savy Akers Biosciences, a joint venture partner located in the Peoples Republic of China. The amount due is non-interest bearing, unsecured and generally has a term of 30 to 90 days.

Note 5 - Inventories

Inventories at June 30, 2016 and December 31, 2015 consists of the following categories:

	2016	2015
Raw Materials	$424,231	$348,216
Sub-Assemblies	803,236	786,656
Finished Goods	18,714	25,721
Reserve for Obsolescence	(28,939)	(28,939)
	$1,217,242	$1,131,654

For the three and six months ended June 30, 2016, $- and $2,968 were expensed to cost of goods sold for obsolete inventory. No charges were made to cost of goods sold for obsolete inventory for the three and six months ended June 30, 2015.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Property, Plant and Equipment

Property, plant and equipment as of June 30, 2016 and December 31, 2015 are as follows:

	2016	2015

Computer Equipment	$108,210	$100,405
Computer Software	40,681	40,681
Office Equipment	39,959	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,126,134	1,112,060
Molds & Dies	799,202	756,279
Leasehold Improvements	222,593	222,593
	2,366,718	2,312,006
Less
Accumulated Depreciation	2,062,463	2,060,861

	$304,255	$251,145

Depreciation expense was $14,650 and $28,352 for the three and six months ended June 30, 2016 and $15,938 and $31,645 for the three and six months ended June 30, 2015.

The Company disposed of a fully depreciated telephone system with no salvage value during the six months ended June 30, 2016.

Note 7 - Intangible Assets

Intangible assets as of June 30, 2016 and December 31, 2015 and the movements for the three months then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2015	$2,626,996	$1,270,639	$3,897,635
Additions	-	-	-
Disposals	-	-	-
At June 30, 2016	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2015	$1,154,113	$1,270,639	$2,424,752
Amortization Charge	85,554	-	85,554
Disposals	-	-	-
At June 30, 2016	$1,239,667	$1,270,639	$2,510,306

Net Book Value
At December 31, 2015	$1,472,883	$-	$1,472,883
At June 30, 2016	$1,387,329	$-	$1,387,329

Amortization expense was $42,777 and $85,554 for the three and six months ended June 30, 2016 and $64,643 and $129,286 for the three and six months ended June 30, 2015.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Trade and Other Payables

Trade and other payables as of June 30, 2016 and December 31, 2015 are as follows:

	2016	2015
Trade Payables	$835,055	$538,449
Accrued Expenses	650,897	1,020,532
Legal Settlements Payable	20,000	50,000
Deferred Compensation	59,750	59,750
	$1,565,702	$1,668,731

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Qualified option holders may exercise their options at their discretion. Each option granted may be exchanged for a prescribed number of shares of common stock. The following table summarizes the option activities for the six months ended June 30, 2016:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2015	220,500	$4.38
Granted	-	-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at June 30, 2016	220,500	$4.38
Exercisable as of June 30, 2016	220,500	$4.38	3.31	$59,700

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.22 for the Company’s common shares on June 30, 2016. The above intrinsic value represents that of awards with an exercise price below $3.22.

The total grant date fair value of stock options vested for the three and six months ended June 30, 2016 and 2015 was $-.

As of June 30, 2016, there was $- of unrecognized compensation cost related to outstanding employee stock options.

Note 10 - Equity

The holders of common shares are entitled to one vote per share at meetings of the Company. Holders of Series A convertible preferred shares are entitled to five votes per share at meetings of the Company.

A restricted stock award is an award of common shares that are subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares on non-vested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards vest of a period of one to three years. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

On June 8, 2016, the Company issued 27,500 common shares to an officer in connection with his employment agreement. These shares vest 1/3 immediately on the date of the grant and the remaining 2/3 vests equally on March 1, 2017 and March 1, 2018. The fair value of these shares was $54,725 and was based on the share price on the date of the grant. $18,243 was recorded during the three months ended June 30, 2016 as administrative expense on the condensed consolidated statement of operations and comprehensive income and the remaining $36,482 was recorded as deferred compensation, a contra equity account, on the condensed consolidated balance sheet as of June 30, 2016.

As of June 30, 2016 and December 31, 2015 the Company has 220,500 reserved shares of its common stock for outstanding options.

Note 11 - Income Tax Expense

There is no income tax benefit for the losses for the three and six months ended June 30, 2016 and 2015 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2016, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three and six months ended June 30, 2016 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2012 and thereafter are subject to examination by the relevant taxing authorities.

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

On February 12, 2016, the Company purchased several manufacturing molds through Hainan Savy – Akers Biosciences, Ltd., the Company’s joint venture partner in the Peoples Republic of China. The total cost of the molds was $41,073 and is included in property, plant and equipment in the condensed consolidated balance sheet.

On May 25, 2016, the Company ordered additional product molds through Hainan Savy – Akers Biosciences, Ltd. The total cost of the molds was $27,988 of which $13,944 was recorded as deposits and other receivables in the condensed consolidated balance sheet.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has begun purchasing plastic and electronic components through Hainan Savy – Akers Biosciences, Ltd for use in the production of finished goods. These purchases are recorded as inventory in the condensed consolidated balance sheet. For the three and six months ended June 30, 2016, these purchases totaled $29,811 and $32,895 respectively.

Trade receivables – related party as of June 30, 2016 and December 31, 2015 are $31,892 and $31,512. The amounts due are non-interest bearing, unsecured and generally have a term of 30 to 90 (Note 4). This receivable is past due and management deemed it fully collectable.

Product revenue – related party for the three and six months ended June 30, 2016 were $- and were $- and $14,343 for the three and six months ended June 30, 2015. The revenue was the result of sales to Hainan Savy – Akers Biosciences, Ltd , a joint venture partner.

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

Rent expense, including related CAM charges, was $40,290 and $80,580 for the three and six months ended June 30, 2016 and 2015.

The Company entered into a 60 month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	6,156	138,156
Next 37-43 Months	66,000	2,052	68,052

Note 14 – Major Customers

For the three months ended June 30, 2016, two customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 79% of the Company’s product revenue. As of June 30, 2016, the amount due from these two customers was $96,390.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the six months ended June 30, 2016, three customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 82% of the Company’s product revenue. As of June 30, 2016, the amount due from these three customers was $488,456. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

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

Note 15 – Major Suppliers

For the three months ended June 30, 2016, two suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 32% of the Company’s total purchases. As of June 30, 2016, the amount due to the suppliers was $20,445.

For the six months ended June 30, 2016, no suppliers accounted for more than 10% of the Company’s purchases.

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

The Company and ChubeWorkx have agreed in principal to all of the material terms of a global settlement for all existing claims and pending law suits between them. The parties are working with their counsel to finalize and execute the settlement agreements. No accrual for losses was necessary as of June 30, 2016 and no loss is expected as a result of the settlement.

Legal fees were expensed in the period in which they were incurred.

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

Akers believes that low-cost, single-use testing not only saves time and money, but allows for more frequent, near-patient testing which may save lives. The Company believes that its FDA-cleared rapid diagnostic tests help facilitate targeted diagnoses and real-time treatment. The Company also believes that its rapid diagnostic tests surpass most other current diagnostic products with their flexibility, speed, ease-of-use, readability, low cost and accuracy. In minutes, detection of disease states and medical conditions can be performed on single-patient specimens, without sacrificing accuracy.

The Company believes the use of rapid tests, which can be performed at the point-of-care when and where the patient is being consulted, can result in immediate diagnostic decisions and subsequent treatment regimens and is an important development in the practice of medicine. Point-of-care testing addresses today’s challenges in the healthcare industry, such as:

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

At June 30, 2016, Akers had cash and marketable securities totaling $1,927,560, working capital of $2,359,932, common stock of $100,848,374 and an accumulated deficit of $96,693,860. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next twelve months. The Company closely monitors its cash balances, cash needs and expense levels.

Summary of Statements of Operations for the Three Months Ended June 30, 2016 and 2015

Revenue

Akers’ revenue for the three months ended June 30, 2016 totaled $956,486, a 1% decrease from the three months ended June 30, 2015. Product revenue increased by 28%, primarily a result of sales of our PIFA Heparin/PF4 Rapid Assay products. The total revenue decline was the result of the elimination of license fee revenue following the cancellation of the License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”) in May, 2015 in respect to BreathScan Alcohol Breathalyzer products.

The table below summarizes our revenue by product line for the three months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Product Lines	3 Months Ended June 30, 2016	3 Months Ended June 30, 2015	Percent Change
Particle ImmunoFiltration Assay (“PIFA”)	$879,081	$560,598	57%
MicroParticle Catalyzed Biosensor (“MPC”)	44,918	168,444	(73)%
Other	32,487	15,658	107%
Product Revenue Total	$956,486	$744,700	28%
License Fees	-	222,222	(100)%
Total Revenue	$956,486	$966,922	(1)%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products increased 57% during the three months ended June 30, 2016 over the same period of 2015, reflecting the partial fulfillment of the $2.5 million order from Novotek, our exclusive distributor in the Peoples Republic of China.

The Company received a $2.5 million order for our PIFA Heparin/PF4 Rapid Assay products from Novotek on February 29, 2016. The Company received an initial payment of $250,000 on April 29, 2016 and a second payment of $250,000 on June 28, 2016 for scheduled product shipments, per the terms of sale. The remaining products will be scheduled to ship at various points throughout the current fiscal year with revenue being recognized when the criteria for the recognition of revenue is met. The Company recognized $473,853 for PIFA Heparin/PF4 products from Novotek during the three months ended June 30, 2016.

The Company’s MPC product sales declined 73% during the three months ended June 30, 2016 over the same period of 2015. A distributor’s initial stocking order of approximately $146,000 for the Company’s BreathScan Alcohol Breathalyzer products in Great Britain was included for the three months ended June 30, 2015. Net of this significant order, MPC product sales increased 100% for the three months ended June 30, 2016.

While most of the MPC product sales in the three months ended June 30, 2016 came from BreathScan Alcohol Breathalyzers, we have begun generating sales of other MPC products within our health and wellness line, primarily the Company’s BreathScan OxiChek™ disposable breath test for oxidative stress.

Other operating revenue increased due to a rise in miscellaneous component sales and shipping and handling fees.

The Company’s gross margin improved significantly, rising to 71% (2015: 65%) for the three months ended June 30, 2016. The improvement is attributed to improved margins for the PIFA Heparin PF/4 products resulting from the increase in average selling price of these products.

Cost of sales for the three months ended June 30, 2016 decreased by 19% to $276,848 (2015: $341,025). Direct cost of sales decreased to 14% of product revenue while other cost of sales decreased to 15% for the three months ended June 30, 2016 as compared to 25% and 21% respectively for the same period in 2015.

Direct cost of sales for the three month period ended June 30, 2016 were $135,298 (2015: $185,760). The improvement is due to the offset of manufacturing costs to inventory.

Other cost of sales for the three months ended June 30, 2016 were $141,550 (2015: $155,265). The decrease is attributed to the reductions in quality control testing and inventory shrinkage costs and is offset by increases in freight and shipping expenses, manufacturing consumable supplies and repairs and maintenance expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016, totaled $816,244, which was a 53% decrease as compared to $1,746,532 for the three months ended June 30, 2015.

The table below summarizes our general and administrative expenses for the three months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2016	3 Months Ended June 30, 2015	Percent Change
Personnel Costs	$165,021	$195,939	(16)%
Professional Service Costs	227,246	331,753	(32)%
Stock Market & Investor Relations Costs	116,962	142,488	(18)%
Other General and Administrative Costs	307,015	1,076,351	(71)%
Total General and Administrative Expense	$816,244	$1,746,531	(53)%

The decrease in personnel costs for the three months ended June 30, 2016 is the result of the transfer of Dr. Akers to the Research and Development Department effective April 25, 2016 but was mitigated by increases in costs associated with employee benefits and the addition of a staff accountant in June 2015 and the Company’s new Chief Executive Officer in November 2015.

Professional service costs decreased 32% for the three months ended June 30, 2016 as compared to the same period of 2015. Significant decreases in legal fees ($196,327 (2015: $255,201)) and in personnel recruiting and general consulting fees ($822 (2015: $40,669)) were the major contributors.

A significant decline in investor relations and transfer agent fees ($77,930 (2015: $112,490)) during the three months ended June 30, 2016 was partially offset by increases in general consulting ($23,653 (2015: $14,670)) resulting in an overall reduction in stock market and investor relations costs.

A significant decrease in bad debts expense ($146,196 (2015: $864,000)) accounts for the majority of the 71% decrease in other general and administrative costs for the three months ended June 30, 2016.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2016 totaled $513,430, which was a 7% decrease as compared to $553,539 for the three months ended June 30, 2015.

The table below summarizes our sales and marketing expenses for the three months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2016	3 Months Ended June 30, 2015	Percent Change
Personnel Costs	$295,108	$293,398	1%
Professional Service Costs	113,916	162,206	(30)%
Royalties and Outside Commission Costs	30,302	20,815	46%
Other Sales and Marketing Costs	74,104	77,120	(4)%
Total Sales and Marketing Expenses	$513,430	$553,539	(7)%

Personnel costs remained steady in the three months ended June 30, 2016 as compared to the same period of 2015. The Company has reduced the number of sales and marketing staff from 14 as of June 30, 2015 to 6 as of June 30, 2016. This temporary reduction in the department’s headcount is a result of the transition in the sales and marketing strategy for the PIFA Heparin PF/4 products to focus less on individual hospitals and more on integrated delivery networks which require fewer but more senior level staff. The Company’s replacement of the sales and marketing senior management team resulted in increased costs associated with severance programs that continued into the three months ended June 30, 2016. Improvements to the sales and marketing strategy and the implementation of the new pricing protocol contributed to an increase in sales commissions to staff ($35,107 (2015: $25,510)) which was partially offset by a decrease in base salaries ($220,485 (2015: $226,385)).

The decrease in the use of contracted marketing services firms ($107 (2015: $32,179)) and general sales consultants ($104,958 (2015: $130,027)) resulted in a 30% decrease in professional service costs. The Company terminated contracts with two firms, resulting in cost savings of $28,500 per month.

Outside sales commissions increased in the three months ended June 30, 2016 ($30,302 (2015: $9,460)) as a result of the increased sales of the PIFA products, both domestically and internationally. The Company’s royalty expenses for the three months ended June 30, 2016 were $- (2015: $11,355)) as the royalty program terminated as of December 31, 2015.

Other sales and marketing costs decreased primarily due to a reduction in advertising, technology and trade show expenses ($3,823 (2015: 39,184)) and was offset by increased travel by the sales and marketing staff in support of our customer and distributor base and costs associated with the hosting and maintenance of the Company’s world-wide web presence ($56,685 (2015: $27,709)).

Research and Development

Research and development expenses for the three months ended June 30, 2016 totaled $321,989, which was a 15% decrease as compared to $378,224 for the three months ended June 30, 2015.

The table below summarizes our research and development expenses for the three months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2016	3 Months Ended June 30, 2015	Percent Change
Personnel Costs	$219,530	$165,576	33%
Clinical Trial Costs	44,265	13,937	218%
Professional Service Costs	18,579	154,941	(88)%
Other Research and Development Costs	39,615	43,771	(9)%
Total Research and Development Expenses	$321,989	$378,225	(15)%

Personnel costs increased 33% during the three months ended June 30, 2016 as compared to the same period of 2015 as a result of increased base salaries from the transfer of Dr. Akers from the General and Administrative Department effective April 25, 2016 and the employment of a new Director of Quality Assurance.

The Company had two clinical trials in-process during the three months ended June 30, 2016 resulting in a significant increase in costs associated with these programs. The on-going trials are collecting data to support submissions to the U.S. Food and Drug Administration for approvals and to support the clinical effectiveness of the products.

Professional service costs declined 88% during the three months ended June 30, 2016. During the three months ended June 30, 2015, the Company was expending funds for the engineering and design of the BreathScan Lync™ reader and cartridge being used with the new MPC products. These design projects are now complete.

A reduction in the utilization of inventory resources for development and testing ($853 (2015: $20,326)) was offset by an increase in travel expense ($10,763 (2015: $32)) and resulted in a small decrease of 9% for other research and development costs during the three months ended June 30, 2016.

The following table illustrates research and development costs by project for the three months ended June 30, 2016 and 2015, respectively:

Project	2016	2015
Asthma/pH	$-	$4,917
Breath Alcohol	-	36,726
Chlamydia Trachomatis	5,345	23,299
Heparin/PF4	16,228	-
HIV	-	49,245
Ketone	708	33,057
KetoChek / OxiChek	181,281	-
Lithium	-	11,914
METRON	-	59,344
Other Projects	33,358	5,333
Pulmo Health	3,220	-
Troponin (heart attacks)	-	49,283
Tri-Cholesterol	76,633	61,649
VIVO	5,216	43,458
Total R&D Expenses:	$321,989	$378,225

Other Income and Expense

Other income, net of expense for the three months ended June 30, 2016 totaled $5,870, which was a 81% decrease as compared to $30,811 for the three months ended June 30, 2015.

The table below summarizes our other income and expenses for the three months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2016	3 Months Ended June 30, 2015	Percent Change
Currency Translation Loss	$(2,562)	$(6,965)	(63)%
Realized Gains/(Losses) on Investments	6,587	(2,435)	(370)%
Interest and Dividends	1,845	39,557	(95)%
Other Income	-	655	(100)%
Total Other Income, Net of Expenses	$5,870	$30,812	(81)%

Losses associated with foreign currency transactions improved by 63% during the three months ended June 30, 2016 as compared to the same period of 2015, primarily a result of improved exchange rates between the US Dollar, the Euro and the British Pound.

Other income and expenses primarily consist of realized gains on investments totaling $6,587 (2015: loss of $2,435) and interest and dividend earnings on the marketable securities and the note receivable totaling $1,845 (2015: $39,557).

Income Taxes

As of June 30, 2016, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2016 and 2015

Revenue

Akers’ revenue for the six months ended June 30, 2016 totaled $1,694,510, a 15% increase from the six months ended June 30, 2015. Product revenue increased by 47%, primarily a result of sales of our PIFA Heparin/PF4 Rapid Assay products. Total revenue was impacted by the elimination of license fee revenue following the cancellation of the License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”) in May, 2015 in respect to BreathScan Alcohol Breathalyzer products.

The table below summarizes our revenue by product line for the six months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Product Lines	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015	Percent Change
Particle ImmunoFiltration Assay (“PIFA”)	$1,514,255	$898,959	68%
MicroParticle Catalyzed Biosensor (“MPC”)	109,703	209,805	(48)%
Other	70,552	47,650	48%
Product Revenue Total	$1,694,510	$1,156,414	47%
License Fees	-	320,556	(100)%
Total Revenue	$1,694,510	$1,476,970	15%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products increased 68% during the six months ended June 30, 2016 over the same period of 2015, reflecting the partial fulfillment of the $2.5 million order from Novotek, our exclusive distributor in the Peoples Republic of China.

The Company received a $2.5 million order for our PIFA Heparin/PF4 Rapid Assay products from Novotek on February 29, 2016. The Company received an initial payment of $250,000 on April 29, 2016 and a second payment of $250,000 on June 28, 2016 for scheduled product shipments, per the terms of sale. The remaining products will be scheduled to ship at various points throughout the current fiscal year with revenue being recognized when the criteria for the recognition of revenue is met. The Company recognized $505,380 for PIFA Heparin/PF4 products from Novotek during the six months ended June 30, 2016.

The Company’s MPC product sales declined 48% during the six months ended June 30, 2016 over the same period of 2015. A distributor’s initial stocking order of approximately $146,000 for the Company’s BreathScan Alcohol Breathalyzer products in Great Britain was included for the six months ended June 30, 2015. Net of this significant order, MPC product sales increased 72% for the six months ended June 30, 2016.

While most of the MPC product sales in the six months ended June 30, 2016 came from BreathScan Alcohol Breathalyzers, we have begun generating sales of other MPC products within our health and wellness line, primarily the Company’s BreathScan OxiChek™ disposable breath test for oxidative stress.

Other operating revenue increased due to a rise in miscellaneous component sales and shipping and handling fees.

The Company’s gross margin improved significantly, rising to 72% (2015: 62%) for the six months ended June 30, 2016. The improvement is attributed to improved margins for the PIFA Heparin PF/4 products resulting from the increase in average selling price of these products.

Cost of sales for the six months ended June 30, 2016 decreased by 16% to $476,876 (2015: $567,367). Direct cost of sales decreased to 13% of product revenue while other cost of sales decreased to 15% for the six months ended June 30, 2016 as compared to 24% and 25% respectively for the same period in 2015.

Direct cost of sales for the six month period ended June 30, 2016 were $216,087 (2015: $281,937). The decrease is attributed to the offset of manufacturing costs to inventory.

Other cost of sales for the six months ended June 30, 2016 were $260,789 (2015: $285,430). The decrease is attributed to reductions in quality control testing and inventory shrinkage costs and is offset by increases in manufacturing consumable supplies and repairs and maintenance expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016, totaled $1,739,806, which was a 29% decrease as compared to $2,444,964 for the six months ended June 30, 2015.

The table below summarizes our general and administrative expenses for the six months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015	Percent Change
Personnel Costs	$543,770	$417,101	30%
Professional Service Costs	477,094	498,470	(4)%
Stock Market & Investor Relations Costs	234,003	272,007	(14)%
Other General and Administrative Costs	484,939	1,257,386	(61)%
Total General and Administrative Expense	$1,739,806	$2,444,964	(29)%

The increase in personnel costs for the six months ended June 30, 2016 is the result of increases in costs associated with employee benefits and the addition of a staff accountant in June 2015 and the Company’s new Chief Executive Officer in November 2015. These increases were offset by the transfer of Dr. Akers to the Research and Development Department effective April 25, 2016.

Professional service costs decreased 4% for the six months ended June 30, 2016 as compared to the same period of 2015. Decreases in personnel recruiting and general consulting fees ($3,797 (2015: $101,819)) was offset by increases in accounting and legal fees ($447,042 (2015: $346,975)).

A decline in investor relations fees ($130,436 (2015: $195,835)) during the six months ended June 30, 2016 was partially offset by increases in general consulting ($61,127 (2015: $36,947)) resulting in an overall reduction in stock market and investor relations costs.

A significant decrease in bad debts expense ($146,196 (2015: $864,000)) and travel expenses ($96,219 (2015: $143,396)) accounts contributed to the 61% decrease in other general and administrative costs for the six months ended June 30, 2016.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2016 totaled $1,238,754, which was a 10% increase as compared to $1,128,792 for the six months ended June 30, 2015.

The table below summarizes our sales and marketing expenses for the six months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015	Percent Change
Personnel Costs	$714,796	$616,607	16%
Professional Service Costs	307,020	366,781	(16)%
Royalties and Outside Commission Costs	50,045	27,454	82%
Other Sales and Marketing Costs	166,893	117,950	41%
Total Sales and Marketing Expenses	$1,238,754	$1,128,792	10%

Personnel costs increased by 16% during the six months ended June 30, 2016 as compared to the same period of 2015. The Company has reduced the number of sales and marketing staff from 14 on June 30, 2015 to 6 as of June 30, 2016. This temporary reduction in the department’s headcount is a result of the transition in the sales and marketing strategy for the PIFA Heparin PF/4 products to focus less on individual hospitals and more on integrated delivery networks which require fewer but more senior level staff. The Company replaced the sales and marketing senior management team during the first half of 2016 resulting in increased costs associated with severance programs.

The decrease in the use of contracted marketing services firms ($51,246 (2015: $120,547)) and general sales consultants ($220,289 (2015: $246,234)) resulted in a 16% decrease in professional service costs. The Company terminated contracts with two firms, resulting in cost savings of $28,500 per month.

Outside sales commissions increased in the six months ended June 30, 2016 ($50,045 (2015: $16,832)) as a result of the increased sales of the PIFA products, both domestically and internationally. The Company’s royalty expenses for the six months ended June 30, 2016 were $- (2015: $10,622)) as the royalty program terminated as of December 31, 2015.

Other sales and marketing costs increased primarily due to the increased travel by the sales and marketing staff in support of our customer and distributor base, expenses related to the participation in trade shows and costs associated with the hosting and maintenance of the Company’s world-wide web presence.

Research and Development

Research and development expenses for the six months ended June 30, 2016 totaled $685,280 as compared to $683,799 for the six months ended June 30, 2015.

The table below summarizes our research and development expenses for the six months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015	Percent Change
Personnel Costs	$378,553	$331,691	14%
Clinical Trial Costs	141,342	23,613	499%
Professional Service Costs	57,147	246,127	(77)%
Other Research and Development Costs	108,238	82,368	31%
Total Research and Development Expenses	$685,280	$683,799	-%

Personnel costs increased 14% during the six months ended June 30, 2016 as compared to the same period of 2015 as a result of increased base salaries from the transfer of Dr. Akers from the General and Administrative Department effective April 25, 2016 and the employment of a new Director of Quality Assurance.

The Company had two clinical trials in-process during the six months ended June 30, 2016 resulting in a significant increase in costs associated with these programs. The on-going trials are collecting data to support submissions to the U.S. Food and Drug Administration for approvals and to support the clinical effectiveness of the products.

Professional service costs declined 77% during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company was expending funds for the engineering and design of the BreathScan Lync™ reader and cartridge being used with the new MPC products. These design projects are now complete.

Significant increase in supplies ($39,237 (2015: $27,831)), travel expense ($11,047 (2015: $32)) and seminars and professional development ($22,160 (2015: $-)) was offset by a reduction in the utilization of inventory resources for development and testing ($2,937 (2015: $25,537)) that resulted in an increase of 31% for other research and development costs during the six months ended June 30, 2016.

The following table illustrates research and development costs by project for the six months ended June 30, 2016 and 2015, respectively:

Project	2016	2015
Asthma/pH	$-	$4,917
Breath Alcohol	1,381	46,626
Chlamydia Trachomatis	10,685	79,860
CHUBE	-	397
Heparin/PF4	72,575	43,514
HIV	-	58,718
Ketone	2,125	45,922
KetoChek / OxiChek	365,178	-
Lithium	-	40,638
METRON	2,507	61,299
Other Projects	101,584	74,301
Pulmo Health	6,126	-
Sonicator OQ	-	886
Troponin (heart attacks)	-	104,592
Tri-Cholesterol	117,903	64,890
VIVO	5,216	57,239
Total R&D Expenses:	$685,280	$683,799

Other Income and Expense

Other income, net of expenses for the six months ended June 30, 2016 totaled $13,899, which was an 80% decrease as compared to $69,209 for the six months ended June 30, 2015.

The table below summarizes our other income and expenses for the six months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015	Percent Change
Currency Translation Loss	$(4,817)	$(5,969)	(19)%
Realized Gains/(Losses) on Investments	2,152	(1,988)	(208)%
Interest and Dividends	16,564	71,157	(77)%
Other Income	-	6,010	(100)%
Total Other Income, Net of Expenses	$13,899	$69,210	(80)%

Losses associated with foreign currency transactions improved by 19% during the six months ended June 30, 2016 as compared to the same period of 2015, primarily a result of improved exchange rates between the US Dollar, the Euro and the British Pound.

Other income and expenses primarily consist of realized gains on investments totaling $2,152 (2015: loss of $1,988) and interest and dividend earnings on the marketable securities and the note receivable totaling $16,564 (2015: $71,157).

Income Taxes

As of June 30, 2016, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the six months ended June 30, 2016 and 2015, the Company generated a net loss attributable to shareholders of $2,517,861 and $3,408,028, respectively. As of June 30, 2016 and December 31, 2015, the Company has an accumulated deficit of $96,693,860 and $94,175,999 and had cash and marketable securities totaling $1,927,560 and $4,427,163, respectively.

Currently, our primary focus is to expand the domestic and international distribution of our PIFA Heparin/PF4 rapid assays. The Company’s secondary focus is fully commercializing the health and wellness product line linked to smartphones and tablets. The Company continues commercialization tasks for METRON as well as development activities for its PIFA PLUSS® Infectious Disease single-use assays, BreathScan® DKA, and Breath PulmoHealth products, including advancement of the steps required for FDA clearance or CE marking in the EU where necessary.

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

We expect that our primary expenditures will be to continue development of additional health and wellness products, PIFA PLUSS® Infectious Disease single-use assays, BreathScan® DKA and Breath PulmoHealth products, enrolling patients in clinical trials to support performance claims, generating studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of commercialized products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors and METRON in the US and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures for the six months ended June 30, 2016 were $81,462 (2015: $44,509). Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2016 are expected to be approximately $200,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

During the six months ended June 30, 2015, the Company invested $64,091 for a 19.9% ownership position in a joint venture with Hainan Savy Investment Management, Ltd and Mr. Thomas Knox, the Company’s Chairman, to research, develop, produce and sell Akers’ rapid diagnostic screening and testing products in China. The new entity, incorporated in the People’s Republic of China, operates as Hainan Savy Akers Biosciences, Ltd.

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

Management continues to place increased emphasis on monitoring the risks associated with the current environment, particularly the recoverability of current assets, the fair value of assets, and the Company’s liquidity. At this point in time, there has not been a material impact on the Company’s assets and liquidity. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results.

The table below summarizes our cash flows for the six months ended June 30, 2016 and 2015 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015	Percent Change
Cash at beginning of period	$402,059	$455,841	(12)%
Loss from operations	(2,517,861)	(3,408,028)	(26)%
Adjustments
Non-Operating Gains	-	(6,010)	(100)%
Non-Cash Activities	295,513	1,025,154	(71)%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(268,523)	(1,121,021)	(76)%
Cash Contributed by Operating Activities	75,129	546,121	(86)%
Cash Flows from Investing Activities
Cash Consumed by Investing Activities	(109,105)	(143,155)	(24)%
Cash Contributed by Investing Activities	2,502,319	2,912,332	(14)%
Cash Flows from Financing Activities
Cash Consumed by Financing Activities	-	-	-%
Cash Contributed by Financing Activities	-	-	-%
Cash at end of period	$379,531	$261,234	45%

The Company’s net cash provided by investing and financing activities totaled $2,393,214 during the six months ended June 30, 2016. Cash of $109,105 was consumed by capital expenditures and the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $2,502,319 for the period ended June 30, 2016.

The Company’s net cash provided by investing and financing activities totaled $2,769,177 during the six months ended June 30, 2015. Cash of $143,155 was consumed by capital expenditures, the investment in Hainan Savy Akers Biosciences, Ltd. and the purchase of marketable securities. Proceeds from the sale of marketable securities and a policy renewal incentive from an insurer contributed cash of $2,912,332 for the period ended June 30, 2015.

Our net cash consumed by operating activities totaled $2,415,742 during the six months ended June 30, 2016. Cash was consumed by the loss of $2,517,861 plus non-cash adjustments of $113,906 for depreciation and amortization of non-current assets, $146,196 for allowances for doubtful accounts, $18,243 for share based compensation, $8,241 for options issued for services and $8,927 for accrued income on marketable securities. For the six months ended June 30, 2016, decreases in deposits and other receivables of $31,196 and prepaid expenses of $43,933 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables of $79,906 and inventories of $85,588 and a decrease in trade and other payables of $103,029 consumed cash from operating activities.

Akers’ net cash consumed by operating activities totaled $2,963,784 during the six months ended June 30, 2015. Cash was consumed by the loss of $3,408,028 less non-operating gains of $6,010 plus non-cash adjustments of $160,931 for depreciation and amortization of non-current assets, $864,000 for allowances for doubtful accounts and $223 for accrued income on marketable securities. For the six months ended June 30, 2015, decreases in notes receivable – related party of $131,566, deposits and other receivables of $7,578, inventory of $83,128 and an increase in trade and other payables of $323,849 provided cash while a net increase in trade receivables of $747,629 and prepaid expenses of $67,836 and a decrease in deferred revenue – related party of $305,556 consumed cash from operating activities.

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

Intangible Assets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2016, the Company has eleven patents from the United States Patent Office in effect (7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; 7,285,246; 7,837,936; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), the Community Trade Mark in the European Union ((OHIM) 002216895-0001; 002216895-0002 and 002216895-0003) and in Japan (1,515,170; 4,885,134; 4,931,821 and 5,775,790). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the US, European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

As of June 30, 2016 and based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company and ChubeWorkx are have agreed in principal to all of the material terms of a global settlement for all existing claims and pending law suits between them. The parties are working with their counsel to finalize and execute the settlement agreements. No accrual for losses was necessary as of June 30, 2016 and no loss is expected as a result of the settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016, other than those previously reported in a Current Report on Form 8-K.

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

AKERS BIOSCIENCES, INC.

Date: August 11, 2016	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	(Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	(Principal Financial Officer)