Form 10-K
period 2016-12-31
Akers Biosciences Inc
filed 2017-04-11
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AKERS BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	001-36268	22-2983783
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on a closing price of $3.22 was $14,897,365. As of April 5, 2017, the registrant had 8,853,745 shares of its common stock, no par value per share, outstanding.

Documents Incorporated By Reference: None.

AKERS BIOSCIENCES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

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

Akers believes that low-cost, unit-use testing not only saves time and money, but also allows for more frequent, near-patient testing which may save lives. We believe that Akers’ FDA-cleared rapid diagnostic tests help facilitate targeted diagnoses and real-time treatment. We also believe that Akers’ rapid diagnostic tests surpass most other current diagnostic products with their flexibility, speed, ease-of-use, readability, low cost and accuracy. In minutes, detection of disease states and medical conditions can be performed from single-patient specimens, without sacrificing accuracy.

We believe the use of rapid tests, which can be performed at the point-of-care when and where the patient is being consulted, can allow for immediate diagnostic decisions and subsequent treatment regimens and is an important development in the practice of medicine. Point-of-care testing addresses today’s challenges in the healthcare industry, such as:

●	cost pressures/efficiency of healthcare delivery;

●	need for fast, easy to use, accurate at-home tests for individuals to monitor their personal health and wellness;

●	need for affordable mass screening tests for key infectious diseases, cardiac conditions, and metabolic markers; and

●	public health needs in developing countries lacking basic health infrastructure.

Recently, the Company has developed tests for non-medical use within the health and wellness industry. These tests will monitor general markers of health and wellness as they relate to diet, nutrition and exercise programs.

Market Overview

Worldwide, healthcare professionals use laboratory tests to support their clinical diagnosis and treatment decisions. According to a MarketsandMarkets report, In-Vitro Diagnostic (IVD) Market (Applications, End-users & Types) Trends & Global Forecasts (Major & Emerging Markets — G7, Japan & BRIC) (2011 – 2016), published in January 2012 (the “IVD Market Report”), the use of such tests continues to grow as a result of increased patient awareness, patient self-testing and the aging baby boomer population across the globe. Other major drivers for the growth of the in vitro diagnostic (“IVD”) industry is a rise in the number of diseases like respiratory and hospital-acquired infections and a rise in the chronic diseases such as diabetes, hypertension, cardiovascular diseases, and cancer. Both an increasing understanding of the molecular processes underlying many disease states and the opportunity for clinicians to quickly incorporate that targeted information into treatment decisions (e.g. companion testing). According to an article published on in vitro diagnostics by Medical Device and Diagnostic Industry (“MDDI”) online in March 2013, in the past, the in vitro diagnostics industry has focused on developing tests that require significant time, skill, and often costly, specialized equipment. Patient specimens often had to be collected remotely and processed in a central laboratory with test results sent to a physician at a later date. This general protocol is not particularly well-adapted to the practice of medicine in a cost-effective, timely manner. The pressures on public health budgets and falling profits among third party payors such as insurers, necessitates an alternative approach to disease management. In addition, there has been steady growth of the retail health clinic and urgent care center markets.

According to the IVD Market Report, outside of the United States, socialized medicine and/or a general atmosphere of cost-containment and healthcare efficiency are driving the need for diagnostic testing solutions that are fast, affordable, accurate, simple-to-perform and help enable early diagnosis and treatment of medical conditions or provide an assessment of a person’s health status.

Akers designed its products based on single-use assay platforms with straightforward test procedures that can be completed in minutes. In the healthcare setting, the Company’s clinical laboratory products can be utilized near or at the point-of-care and do not require the use of expensive equipment or a highly trained or specialized staff. As a result, an individual’s test results can immediately be incorporated into diagnostic and treatment decisions, improving the overall efficiency of the healthcare experience for the patient, and ultimately the payor. In addition, in the developing world, the portability and ease-of-use of such point-of-care tests can serve to drastically improve the level of disease screening and subsequent patient care. We believe the benefits of our technology platforms are therefore well-suited to the diagnostic demands of developing countries that seek to deliver modern medical diagnosis with limited medical infrastructure. In addition, some of our products have received FDA clearance for over-the-counter use and others that do not fall within the oversight of regulatory authorities have the added benefit of being self-tests that deliver personal health information on-demand. Akers believes that the products that emerge from its technology platforms address the needs of the evolving healthcare delivery system that is moving patient care closer to or in the home.

In a June 6, 2013 article, “Global In Vitro Diagnostics Markets Outpace Pharma Industry Growth” by Frost & Sullivan estimated the global IVD market was $45 billion, with forecasted revenue expected to reach $64 billion in 2017. While the U.S. and Western Europe are the largest IVD markets, the Asian-Pacific and Eastern Europe regions are projected to be the fastest growing by Frost & Sullivan. The Company’s main presence is in the U.S., but the Company has recently initiated its strategic move into the China and European Union marketplaces by executing joint venture, distribution and licensing agreements.

Strategy

Akers’ strategy is to target carefully chosen, high margin market segments within the diagnostics industry where (i) existing tests do not meet clinical requirements, or (ii) where an emerging, unfulfilled need has been identified. The Company seeks to develop tests for applications based on their ability to compliment a particular treatment, lifestyle or testing regimen that requires a time and cost-efficient diagnostic alternative or solution. Akers utilizes its existing platform technologies to internally develop its new products as the Company’s proprietary methods.

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

Akers has developed and continues to develop key strategic relationships with established companies with well-trained technical sales forces and strong distribution networks in the following key market segments:

●	Clinical Laboratories;

●	Physicians’ Office and Urgent Care Clinics;

●	Retail;

●	Nutraceutical Suppliers; and

●	Health and Fitness.

The Company plans to target other markets, such as aid organizations seeking rapid infectious disease tests. Additionally, we plan to target biotechnology companies or pharmaceutical manufacturers that may require companion tests to promote patient compliance with a medication regimen or facilitate initial screenings to qualify patients for a particular therapy.

Technology Overview

Akers’ proprietary platform technologies merge scientific innovation with user-friendly formats to deliver cost-effective and time-efficient testing and sample preparation solutions where and when they are needed.

Testing Platform Technologies

MPC Biosensor Technology

MicroParticle Catalyzed Biosensor (“MPC Biosensor”) Technology permits the rapid identification of medical conditions through biomarkers in exhaled breath. MPC Biosensor-based products contain microparticles that change color to indicate a positive test result. The microparticles are coated with recently discovered agents that both decrease the time to result and exhibit a more defined color change when appropriate. MPC Biosensor-based products are packaged in small, disposable cartridges through which test subjects can easily blow for several seconds. Breath KetoChek has one U.S. and two international patents granted. In addition, Akers also holds three US, three Australian and three European Community Design patents for Color Comparison Card technology that users can utilize to interpret detector results.

Particle ImmunoFiltration Assay (PIFA®) Technology

PIFA® technology is an accurate, rapid, immunoassay (a procedure for detecting or measuring specific proteins or other substances through their properties as antigens or antibodies) method based on the selective filtration of dyed microparticles coated with antigen or antibody. The microparticles are combined with a test sample (whole blood, serum, urine or saliva) within a self-contained device. If a patient tests positive for the antibody or antigen, a binding event will occur and the dyed microparticles will be trapped by a filter within the device. As a result, the test window will be void of any color. Conversely, if the patient tests negative, the dyed microparticles will flow freely into the test window. Specific to the PIFA Heparin tests, the Company has two international patents and one US patent granted in force.

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

Rapid Enzymatic Assay

Rapid Enzymatic Assay (“REA”) technology enables the rapid detection of metabolites in blood and urine in assay formats that are easy-to-use and deliver quantitative or semi-quantitative results. Products that employ REA technology are primarily intended for pharmaceutical, nutritional and over-the-counter (“OTC”) markets. Akers has three U.S. patents for this technology covering our Tri-Cholesterol “Check” test.

Sample Preparation Technology

Rapid Blood Cell Separation Technology

Akers’ Rapid Blood Cell Separation (“Separator”) Technology, marketed under the brand name seraSTAT®, further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically. Conventional methods of blood cell separation are labor-intensive and time-consuming, typically involving blood collection and laboratory personnel, as well as electrically-powered centrifuges and other specialized equipment. The disposable Separator device requires only a small-volume blood sample obtained from a time and cost-efficient finger stick procedure or through a venous blood draw. Akers has obtained the appropriate US FDA regulatory clearances for seraSTAT® as a stand-alone device and the technology is currently integrated into PIFA PLUSS PF4 devices, and will be utilized in the infectious disease products currently under development. The seraSTAT® Rapid Blood Cell Separation Technology is currently protected by two U.S. patents and three international patents.

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

Akers designed its products based on single-use assay platforms with straightforward test procedures that can be completed in minutes. In the U.S. some of the Company’s clinical laboratory products and those with medical intended uses generally require “prescription use” Federal Drug Administration (“FDA”) 510(k) clearance prior to product marketing given that they will be ordered or used by medical practitioners in the course of his or her professional practice. Despite this categorization, Akers’ professional use products are still designed for ease of use, can be utilized near or at the point-of-care, and do not require the use of expensive equipment or a highly trained or specialized staff. As a result, an individual’s current health status can rapidly be incorporated into diagnostic and treatment decisions, improving the overall efficiency of the healthcare experience for the patient, and ultimately the payor. In addition, in the developing world, the portability and ease-of-use of such point-of-care tests can serve to drastically improve the level of disease screening and subsequent patient care. We believe the benefits of our technology platforms are therefore well-suited to the diagnostic demands of countries in the developing world that seek to deliver modern medical diagnosis with limited medical infrastructure. In addition, some of our products have received FDA 510(k) clearance for over-the-counter (“OTC”) use. Other self-tests deliver personal health information of a non-medical nature, on-demand, and are not FDA regulated; these products are still manufactured in compliance with its ISO 13485 quality management system (“QMS-Compliant”). Akers believes that all its technology platforms and products address the needs of the evolving healthcare delivery system that is moving patient care closer to or in the home.

The following table sets forth our marketed and current pipeline products, identifies the appropriate “prescription use” or “OTC” designation and whether the required clearance has been obtained or is still needed prior to product marketing.

Our marketed and emerging products include:

Product	Platform	Marketed/Pipe line	Not FDA- regulated; QMS- Compliant Only	FDA Clearance Required Prescription Use/OTC	FDA Clearance Status Obtained/Needed	Description
BreathScanTM	MPC	Marketed		OTC	Obtained	Disposable breath alcohol detector

BreathScan® PRO	MPC	Marketed		OTC	Obtained	Quantitative breath alcohol detection system

Breath Diabetic Ketoacidosis®	MPC	Pipeline		Prescription Use	Needed	Disposable breath ketone device for diabetic monitoring

METRON ®	MPC	Marketed		Health and wellness	n/a	Disposable breath ketone device to monitor ketosis

Breath PulmoHealth “Check”®	MPC	Pipeline		Prescription Use	Needed	A suite of breath tests for biomarkers indicating asthma, chronic obstructive pulmonary disease (COPD), and lung cancer

BreathScan Lync	MPC	Marketed		Health and wellness	n/a	Non-invasive, quantitative measurement of biological markers for health and wellness

Product	Platform	Market/Pipe line	Not FDA- regulated; QMS- Compliant Only	FDA Clearance Required Prescription Use/OTC	FDA Clearance Status Obtained/Needed	Description
PIFA® Heparin/PF4 & PIFA PLUSS® PF4	PIFA	Marketed		Prescription Use	Obtained	Rapid tests for Heparin/PF4 antibodies to detect an allergy to the widely used blood thinner, Heparin

PIFA PLUSS® Chlamydia	PIFA	Pipeline		Prescription Use	Needed	Rapid tests for the most prevalent sexually transmitted disease

seraSTAT®	seraStat	Marketed		Prescription Use	Obtained	Rapid Blood Cell Separator, marketed under the brand name seraSTAT®, further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically.

Tri-Cholesterol “Check”®	REA	Marketed		OTC	Obtained	Rapid test for Total and high density lipoprotein cholesterol and estimates low density lipo protein

BreathScan OxiCHek	MPC	Marketed		Health and wellness	n/a	Breath test for oxidative stress using the Lync reader and digital app

BreathScan KetoChek	MPC	Pipeline		Health and wellness	n/a	Breath test for ketosis using the Lync reader and digital app

MPC Biosensor Technology

The Company’s MPC Biosensor breath condensate testing platform forms the basis of a number of Akers’ marketed and pipeline products.

Breath Alcohol Franchise

BreathScan® originated the disposable breath alcohol detector category and was the first single-use breathalyzer to obtain the FDA 510(k) clearance in 2006 for Over-the-Counter use required to facilitate sales to U.S. consumers; CE certification is not required to market the product in the EU because BreathScan® results are not used to diagnose any medical conditions. The Company’s breath alcohol detector technology was granted an Australian Standard certification trademark, which cleared the commercial pathway for product sales in Australia, New Zealand, and South Africa.

The Company’s disposable breath alcohol detectors are available in versions designed to detect .02%, .04%, .05% and .08% blood alcohol concentrations (“BACs”) and provide users with a test result in two minutes. If the crystals in the interior of the device change from yellow to aqua, the user has tested positive for the specific alcohol level. Should the crystals remain yellow, the result is negative.

The Company’s proprietary breath alcohol detection technology is paired with the quantitative precision of an electronic analyzer in the BreathScan® PRO alcohol detection system. As with all BreathScan® products, the test subject exhales into a specially calibrated, BreathScan® PRO detector. The testing coordinator then inserts the used detector into the BreathScan® PRO Digital Analyzer (the “Analyzer”). After two minutes, the Analyzer’s sophisticated optics calculate the subject’s BAC; the detectable range spans from 0.00% to .15% BAC. Unlike other electronic breathalyzers, BreathScan® PRO never requires recalibration so it is in “ready” mode at all times. In 2011, the Company received FDA over-the-counter clearance for the system, providing a commercialization path in the U.S. for use by trained professionals, including those in civil and military law enforcement, and the general public; in addition, the CE-Mark was affixed to the alcohol detection system for professional use. Finally, the ..02 Breath Alcohol Detection System has been approved to the Conforming Products List by the U.S. Department of Transportation, and may be sold as a compliance tool to the transportation industry.

Since the appropriate regulatory clearances have been obtained in the U.S. and other major markets requiring specific certifications for specific devices (i.e., Australia for the Company’s single-use detectors for these products), the Company does not anticipate needing to fund additional clinical trials to facilitate or initiate product marketing in other international regions at this time.

Other Emerging MPC Platform Products

The Company’s MPC Biosensor technology is being applied to the development of products that serve the nutraceutical, fitness, and weight loss marketplaces. As a category, these disposable screening tests are exempt from FDA 510(k) premarket clearances. Biomarkers related to various metabolic processes can be measured in breath condensate. As a result, Akers has used its proprietary, easy-to-use platform to design disposable breath devices that measure ketone (acid) production associated with fat-burning (METRON® and KetoChek) and oxidative stress levels that relate to cellular damage and the development of many preventable diseases (OxiChek). The Company believes that personalized health and wellness – and eventually personalized medicine – will become an increasingly significant market. The Company is positioning its tests for fitness, weight loss and oxidative stress for this market by designing a more consumer-focused reagent device, and linking this device to an application for smartphones and tablets that can not only produce a result, but also track progress over time. Initial marketing activities have commenced for these products and the Company is preparing for commercialization. The Company is currently assessing distribution opportunities with companies specializing in weight loss and/or mass distribution through health-related multilevel marketing organizations. Since devices with claims related to weight loss or nutrition are exempt from FDA oversight, a clinical program to support 510(k) submission is not required for any of these products. Given the non-medical intended use, the Company does not believe products will be required to hold a CE-mark prior to marketing in the EU.

Akers is continuing its clinical development of the BreathScan Diabetic Ketoacidosis “Check” disposable breath tube for the diagnosis of ketoacidosis in diabetics. Breath DKA “Check” is being designed to provide real-time information that allows diabetics to determine if they have a more severe level of ketone (acid) build up in their body that can cause a life-threatening medical emergency called ketoacidosis. The estimated 28.5 million Type I (insulin-dependent) diabetics worldwide are at particular risk for ketoacidosis and require routine monitoring of their ketone levels. To date, the medical industry relies on blood and urine-based ketone testing methods, which are invasive and/or inconvenient. Since breath and blood ketone levels are closely correlated, the Breath DKA “Check” is designed to offer healthcare professionals and their patients a convenient, accurate method, which can be completed anytime, anywhere, to quickly determine if an individual’s ketone level is approaching a dangerous threshold requiring medical attention. Since this product requires FDA 510(k) clearance, the Company continues to develop its technical file and complete required clinical studies to complete the regulatory submission.

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

The Breath KetoChek and the Breath PulmoHealth “Check” suite of products will require the development of individual clinical trial programs to facilitate eventual FDA 510(k) submissions. The Company has self-certified Breath KetoChek as being in compliance with CE requirements in the EU, and intends to pursue the same designation for each product in the Breath PulmoHealth “Check” trio once the appropriate technical file is assembled.

MPC Biosensor technology is currently protected by one United States patents (8,871,521).

PIFA® Technology

The core products marketed under the PIFA® platform are the PIFA® Heparin/PF4 Rapid Assay, and the PIFA PLUSS® PF4.

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

The PIFA® Heparin/PF4 Rapid Assay improves the standard of care in HIT-testing with its result delivered in less than five minutes after the patient sample has been prepared. Traditional methods required the use of expensive equipment, specialized laboratory personnel and hours of technician time to complete the 20+ assay test procedure in-house. Clinicians were subjected to a 24-to-72 hour turnaround time if the HIT-antibody determination was outsourced to a reference laboratory. Especially in the latter scenario, the patient information obtained is retrospective in nature as the HIT-antibody result cannot be factored into time-sensitive diagnostic and treatment decisions.

The Company has also introduced PIFA PLUSS® PF4 to U.S. hospitals to further improve the rate at which healthcare professionals can obtain a HIT-antibody result. This PIFA® line extension merges the ease-of-use of the PIFA testing platform with Akers’ recently patented Rapid Blood Cell Separation Technology, marketed under the brand name seraSTAT®. The marriage of these two technologies condenses the sample preparation and analysis procedures as the precise micro-volume of a seraSTAT® -prepared patient specimen is delivered directly into the PIFA® cassette for immediate testing. This eliminates an additional one-hour of sample processing time and the need for healthcare personnel to have access to a centrifuge to separate the liquid fraction of blood from the cellular fraction. As a result, HIT-testing can be initiated and completed at or near the point-of-care, especially in emergency and critical care departments where time-efficient diagnostic results can drastically improve patient outcomes.

Since the appropriate regulatory clearances have been obtained in the United States for these products, the Company does not anticipate needing to fund additional clinical trials to facilitate product marketing domestically. In addition, the current technical file that has been assembled for seraSTAT® and PIFA PLUSS PF4® will also be used to support Akers’ CE-marking self-certification process to initiate product sales in the EU; the PIFA Heparin/PF4 Rapid Assay is already CE-marked. The Company’s strategy in other foreign jurisdictions that may require additional clinical trials to support regulatory clearance is to partner with a distributor that will fund the required clinical program in exchange for some degree of marketing exclusivity.

Other PIFA® Platform Assays in development

The Company can quickly apply the PIFA PLUSS® methodology to its infectious disease and emergency-related testing products to further consolidate the test result turn-around time and eliminate the need for any specialized sample preparation personnel or equipment. To date, the Company’s custom reagent work has focused on a variety of infectious diseases, markers of cardiovascular disease, and blood typing tests including the following:

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

Tri-Cholesterol “Check” has the appropriate U.S. FDA market clearances and is also CE-marked for sale in the European Union. At present, the Company’s Tri-Cholesterol “Check” business strategy is to focus on distribution activities to the OTC and walk-in clinic markets in the U.S. and Europe through strategic alliances, such as Alere in the U.S.

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

The health and wellness markets include MLM nutraceutical companies, fitness centers and diet and weight loss centers.

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

We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select items, such as packaging, from external suppliers. In addition, we purchase some supplies from single sources for reasons of proprietary know-how, quality assurance, sole source availability, or due to regulatory qualification requirements. U.S. medical device manufacturers must establish and follow quality systems to help ensure that their products consistently meet applicable requirements and specifications. The quality systems for FDA-regulated products are known as current good manufacturing practices (“cGMP’s”). cGMP requirements for devices in part 820 (21 CFR part 820) were first authorized by section 520(f) of the Federal Food, Drug, and Cosmetic Act. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. To date, we have not experienced any significant difficulty locating and obtaining the materials necessary to fulfill our production requirements.

On February 4, 2015, the Company’s quality management system was certified as compliant with the International Standards Organization’s (“ISO”) 13485:2003 requirements for the design, manufacture and distribution of medical devices including in vitro diagnostic products.

Distribution

We distribute our products through direct and indirect channels of distribution. We have well-developed indirect distribution channels in the U.S. with, among others, Cardinal Health 200, Inc. (“Cardinal Health”), Fisher Healthcare, a Division of Fisher Scientific Company L.L.C. (“Fisher Healthcare”), (“Medline”), and Typenex Medical L.L.C. (“Typenex”) for the Company’s PIFA Heparin/PF4 assays. The relationships with Cardinal Health and Fisher Healthcare provide us with access to the majority of U.S. hospitals.

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

During the year ended December 31, 2016 sales to Cardinal Health and Fisher Healthcare accounted for a significant part of the Company’s product revenue. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

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

The following table summarizes the U.S. and international utility patents that currently protect Akers intellectual property; the core and emerging products to which they relate are also noted:

Description	Jurisdiction	Utility Patent No.	Type of Protection	Expiration Date	Product(s) To Which They Relate

breath ketone detector	US	8,871,521	Manufacture	3/8/2031	Breath KetoChek ®

breath ketone detector	Japan	6023906	Manufacture	3/8/2032	Breath KetoChek ®

breath ketone detector	European Union	2684025	Manufacture	3/8/2032	Breath KetoChek ®

blood separator and method of separating fluid fraction from whole blood	US	7,896,167	Manufacture	9/7/2026	seraSTAT®; PIFA PLUSS® PF4; PIFA PLUSS® Infectious Diseases Rapid Assays

blood separator and method of separating fluid fraction from whole blood	US	8,097,171	Manufacture	8/5/2025	seraSTAT®; rapid blood cell separator also integrated into PIFA PLUSS® PF4 and PIFA PLUSS® Infectious Diseases Rapid Assays

blood separator and method of separating fluid fraction from whole blood	Japan	4,885,134	Manufacture	8/5/2025	seraSTAT®; rapid blood cell separator also integrated into PIFA PLUSS® PF4 and PIFA PLUSS® Infectious Diseases Rapid Assays

blood cell separator	European Union	1793906	Manufacture	8/5/2025	seraSTAT®; rapid blood cell separator also integrated into PIFA PLUSS® PF4 and PIFA PLUSS® Infectious Diseases Rapid Assays

blood cell separator	Hong Kong	11004006	Manufacture	8/5/2025	seraSTAT®; rapid blood cell separator also integrated into PIFA PLUSS® PF4 and PIFA PLUSS® Infectious Diseases Rapid Assays

methods for detecting heparin platelet factor 4	US	9,383,368	Manufacture	10/4/2024	PIFA® Heparin/PF4 Rapid Assay; PIFA PLUSS® PF4

methods and kits for detecting heparin/platelet factor 4 antibodies	Japan	4,931,821	Manufacture	10/4/2025	PIFA® Heparin/PF4 Rapid Assay; PIFA PLUSS® PF4

Methods and kits for detecting heparin platelet factor 4 antibodies	Japan	577579	Manufacture	10/4/2025	PIFA® Heparin/PF4 Rapid Assay; PIFA PLUSS® PF4

test strip card	US	8,003,061	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

test strip card	US	8,425,859	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

test strip card	US	8,808,639	Manufacture	5/6/2024	Tri-Cholesterol “Check”®

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

Akers’ Tri-Cholesterol “Check”, PIFA Heparin/PF4 Rapid Assay, BreathScan PRO alcohol detection system, and the Breath KetoChek are CE-marked for sale in the EU for professional use. The CE-mark must be affixed to a product that is intended, by the manufacturer, to be used for a medical purpose and will be sold into EU member states as well as Iceland, Norway and Liechtenstein. For Akers’ current and proposed “medical-purpose” products, the CE-marking process is facilitated by self-certification, as a manufacturer must carry out a conformity assessment, perform any appropriate electromagnetic testing, create a technical file with supporting documentation, and sign an EC declaration of conformity. The documentation is verified by the Company’s authorized representative in the EU and must be made available to authorities upon request.

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

Employees

We currently employ 28 full-time equivalent employees, contractors or consultants, which include 11 in research and development, 4 in general and administrative, 4 in sales and marketing and 9 in direct and indirect manufacturing. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.

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

We have recorded a net loss attributable to common stockholders in most reporting periods since our inception. Our net loss for the years ended December 31, 2016 and December 31, 2015 were $3,303,538 and $9,311,913, respectively. Our accumulated deficit at December 31, 2016 was $97,479,537. Losses are expected to continue for the foreseeable future. The Company expects to continue to have development costs as it develops its next generation of products. We may never achieve profitable operations or positive cash flow.

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

As of December 31, 2016, we had two principal U.S. customers; Cardinal Health, Inc. (“Cardinal Health”) and Fisher Healthcare (“Fisher”) each has the non-exclusive right to distribute PIFA Heparin/PF4 Rapid Assays within the U.S. NovoTek Pharmaceuticals Ltd (“NovoTek”) has exclusive distribution rights to PIFA Heparin/PF4 Rapid Assays in the Peoples Republic of China.

For the year ended December 31, 2016, Cardinal Health, Fisher and NovoTek accounted for approximately 75% of the Company’s product revenue.

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

As of December 31, 2016, three customers accounted for 30% of our trade receivables. In the case of insolvency by one of our significant customers, a trade receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

The Company’s business would suffer if the Company were unable to acquire adequate sources of supply.

We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select items, such as packaging, from external suppliers. In addition, we purchase some supplies from single sources for reasons of proprietary know-how, quality assurance, sole source availability, or due to regulatory qualification requirements and disruption of these sources could have, at a minimum, a temporary adverse effect on shipments and the financial results of the Company. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. To date, we have not experienced any significant difficulty locating and obtaining the materials necessary to fulfill our production requirements. One supplier accounted for 27% of the Company’s total purchases during the year ended December 31, 2016. Any prolonged inability to obtain certain materials or components could have an adverse effect on the Company’s financial condition or results of operations and could result in damage to its relationships with its customers and, accordingly, adversely affect the Company’s business.

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

We plan to market some of our products in foreign jurisdictions, initially in China and the European Union (“EU”). Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Companies are now required to obtain a CE Mark, which shows conformance with the requirements of applicable European Conformity directives, prior to the sale of some medical devices within the European Union. Some of our current products that require CE Markings have them and it is anticipated that additional and future products may require them as well. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to sell our products in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

We may be unable to market our products outside the United States if our products cannot meet certain requirements of the Federal Food, Drug and Cosmetic Act requirements for exporting medical devices.

Any medical device that is legally marketed in the U.S. may be exported anywhere in the world without prior FDA notification or approval. Medical devices that are not FDA-cleared for marketing legally in the U.S. may be exported under section 801(e)(1) of the FD&C Act, provided that they are intended for export only, they are class I or class II devices, and they are:

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

In the European Union, a product that meets the definition of an In Vitro Diagnostic Medical Device (“IVD”) in accordance with the European Directive (98/79/EC) must receive a regulatory approval known as a CE mark. The letters “CE” are the abbreviation of the French phrase “Conforme Européene,” which means “European conformity.” As such, export of these products to the European Union, and possibly other jurisdictions, without the CE mark is not possible. Although obtaining a CE Mark is often a self-certification process, preparation and submission of the technical file to an Authorized Representative in the EU, and their verification of a company’s compliance with the Directive, can be a lengthy process. Some of the Company’s current and future products may fall within the IVD categorization. As of the date of this filing, the Company has received CE marks for eight of its commercialized products and product components: PIFA Heparin/PF4 Rapid Assay; Heparin/PF4 Serum Panels; Tri-Cholesterol “Check” and BreathScan PRO Detectors, Analyzer Field Kit, Starter Kit and Blow Bags. An earlier version of the Breath KetoChek also bears a CE-Mark.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through clinical trials the safety and effectiveness of our products. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, product development, pilot trial testing, clinical trials and regulated, compliant manufacturing processes. During the year ended December 31, 2016 research and development expense totaled $1,188,868. The estimated research and development expense for the year ending December 31, 2017 is $950,000.

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

The Company does not control the efforts of its distributors and its distributors are not prohibited from selling competing products. Our ability to sell our products depends largely on the Company’s relationships with such distributors. Accordingly, we are subject to the risk that they may not commit the financial and other resources to market and sell our products to our level of expectation, they may experience financial hardship or they may otherwise terminate our relationship on short notice. In the U.S. clinical laboratory marketplace, many of our existing and potential customers purchase our products through our two national distributors, Cardinal Health and Fisher Health. Our sales account executives work in tandem with the distributor’s sales representatives to gain access to decision makers within the majority of U.S. medical facilities. In addition, the Company relies on its distribution network to negotiate pricing arrangements and contracts with Group Purchasing Organizations and their affiliated hospitals and other members. For the years ended December 31, 2016 and 2015, 87% and 78%, respectively of total product revenue from the sale of the Company’s Heparin/PF4 Assay products was generated through our U.S. distributors’ purchases, with Cardinal Health and Fisher accounting for 63% and 65% of such sales for each year ended December 31, 2016 and 2015. In the future, if we are unable to maintain existing relationships and/or grow to be recognized as a prominent medical device supplier within these organizations, and/or develop new relationships with additional U.S. and international distributors, our competitive position would likely suffer and our business would be harmed.

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

We are highly dependent on our Vice Chairman, Raymond F. Akers, Jr., PhD because of his expertise and experience in biotechnology and diagnostics, as well as John J. Gormally, our Chief Executive Officer. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

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

We cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office, or USPTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the USPTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. There is no assurance that competitors will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, patents and other intellectual property rights may be unavailable or limited in scope. If any of our patents fail to protect our technology, it would make it easier for our competitors to offer similar products. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Any inability on our part to adequately protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

Our corporate headquarters which houses our research and development, engineering, manufacturing, operations and support personnel, is located in Thorofare, New Jersey, in an office consisting of a total of 12,500 square feet. For the past eleven years, the Company has leased this facility at this location. The current lease term is effective from January 1, 2013 through December 31, 2019 with an annual rent of $132,000.

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

On August 17, 2016, the Company entered into a Settlement Deed (the “Settlement Agreement”) by and among the Company, ChubeWorkx Guernsey Limited (“Chube”), Thirty Six Strategies, LLC (“36S”), Gavin Moran (“Mr. Moran”) and Frank Runge (“Mr. Runge”) (each, a “Party” and, collectively, the “Parties”) to resolve disputes related to (i) the Company’s claims brought against Chube in United States District Court, District of New Jersey for outstanding amounts due to the Company pursuant to that certain promissory note (the “Note”) issued in favor of Chube on December 31, 2014 (“Dispute 1”); (ii) various claims brought by Chube against the Company brought in The High Court of Justice, Queen’s Bench Division Commercial Court, Royal Courts of Justice, United Kingdom arising out that certain Licensing and Supply agreement, as amended (the “License Agreement”), pursuant to which Chube was granted a worldwide, exclusive license to import, offer for sale, sell, distribute, use, promote or label certain products using the Company’s intellectual property in a suit brought in The High Court of Justice, Queen’s Bench Division Commercial Court, Royal Courts of Justice, United Kingdom (“Dispute 2”) and (iii) various claims brought by the Company against 36S, Mr. Moran and Mr. Runge in the United States District Court, District of New Jersey, related to that certain Distribution Agreement entered into by and between the Company and 36S on October 5, 2015 (“Dispute 3” and, together with Dispute 1 and Dispute 2, the “Disputes”).

Pursuant to the Settlement Agreement, all of the Disputes have been settled and all of the proceedings related to such have been dismissed. Under the terms of the Settlement Agreement, the Company recovered the full outstanding principal amount of the Note during the 2016 fiscal year in the form of $750,000 worth of BreathScan® Alcohol Detector stock to inventory (which the Company intends to subsequently sell) and $500,000 in prepaid royalty (the “Cash Payment”). In addition, the Settlement Agreement also allows the Company to market and sell all of the Company’s breath technology tests worldwide, unencumbered by any past and/or future claims by Chube under the Licensing Agreement. Pursuant to the Settlement Agreement, Chube no longer holds any rights pertaining to the Company’s BreathScan® technology.

In return for the Company regaining the full rights to sell its breath technology products, among other things, Chube will receive a royalty of 5% of the Company’s gross revenues (the “Chube Royalty”) totaling $5,000,000, after which Chube will no longer be entitled to receive any royalties and the Company shall have no further obligations to Chube. The Settlement Agreement further allows the Company to retain 50% of the Chube Royalty until the Cash Payment has been made.

In connection with the Settlement Agreement, on August 17, 2016, the Company and Chube entered into a Security Agreement pledging all of the Company’s assets including all inventory and receivables (but excluding the specific assets referred to in the Settlement Agreement) in order to secure the Chube Royalty and the pledge as security of the settlement sum which remains unpaid by the Company to Chube all Company (i) distribution contracts of the Company or any of its affiliates, (ii) customer lists, (iii) manufacturing processes (including all intellectual property required to use those processes and exploit products made thereby), and (iv) all equipment required to perform said manufacturing processes and other equipment. Upon payment of the Chube Royalty to Chube the Security Agreement is terminated and the Company’s assets become unencumbered.

On October 17, 2016 the Company was served with a notice that Pulse Health LLC (“Pulse”) filed a lawsuit against the Company on September 30, 2016 in United States Federal District Court, District of Oregon, alleging a breach of contract under the Settlement Agreement entered into by the Company and Pulse on April 8, 2011 which settled all claims and disputes between the Company and Pulse arising from a previously executed Technology Development Agreement entered into by the Company and Pulse and damages resulting from said alleged breach. Additionally, Pulse alleges false advertising and unlawful trade practices in connection with the Company’s sales activities of the Company’s OxiChek products. The Company disputes such allegations. The lawsuit is in an early stage and the Company intends to vigorously defend against all claims.

The Company filed a series of motions with the Court seeking (1) to dismiss the Pulse complaint for lack of jurisdiction or, in the alternative, transfer the matter to the District Court for the District of New Jersey, Camden Vicinage and (2) to dismiss the unfair competition claims for failure to state a claim – on which relief could be granted.

Oral arguments on these motions was heard by the Court on Friday, March 10, 2017. We expect the Court to issue a ruling on these motions at some point within the next six weeks.

The Company intends to establish a rigorous defense of all claims. As a reasonable estimate of any loss from this case cannot be made, no accrual for losses was made as of December 31, 2016.

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

Quarter ended	Low Price	High Price
Through March 21, 2017	$1.15	$1.90
December 31, 2016	1.55	3.43
September 30, 2016	2.50	3.68
June 30, 2016	1.51	3.22
March 31, 2016	1.17	2.06
December 31, 2015	1.20	3.73
September 30, 2015	2.47	4.49
June 30, 2015	3.92	5.00
March 31, 2015	3.15	4.61

The following table shows the high and low market prices on AIM, for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly since they were listed on AIM and trading volume on AIM have been very small in relation to the number of our total outstanding shares.

	Low Price		High Price		Exchange
Quarter Ended	GBP	USD	GBP	USD	Rate
Through March 21, 2017	£1.00	$1.24	£1.65	$2.04	$1.2379
December 31, 2016	1.48	1.84	2.45	3.05	1.2429
September 30, 2016	2.13	2.80	2.43	3.19	1.3127
June 30, 2016	1.23	1.76	2.13	3.06	1.4344
March 31, 2016	0.83	1.19	1.37	1.96	1.4324
December 31, 2015	0.83	1.26	2.00	3.03	1.5173
September 30, 2015	1.63	2.53	2.78	4.31	1.5492
June 30, 2015	2.67	4.09	3.15	4.83	1.5320
March 31, 2015	2.23	3.38	2.72	4.12	1.5146

*	The Company’s stock is listed on the AIM where stock prices are in pounds. All shares prices in the table above are reflected in dollars after having been converted according to the periods average exchange rates.

(b) Holders

As of March 21, 2017, there were approximately 600 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2016.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	259,000	$4.23	13,292
Total	259,000	$4.23	13,292

Transfer Agent

Our transfer agent is VStock Transfer LLC, 18 Lafayette Place Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

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

At December 31, 2016, Akers had cash of $72,700, working capital of $1,489,514, stockholders’ equity of $3,387,677 and an accumulated deficit of $97,479,537. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next twelve months.

The fair value of the Company’s investments in marketable securities as of December 31, 2016 was $50,001 (2015: $4,025,104). The Company restricts its investments to Level I and Level II securities and maturities generally range up to three years. Securities are evaluated with an emphasis on minimizing risk while achieving reasonable rates of return on the investment. These marketable securities are a key component of the Company’s cash management strategy and as such are monitored regularly.

If the Company does not obtain additional capital as needed, the Company would potentially be required to reduce the scope of its research and development activities. The Company is closely monitoring its cash balances, cash needs and expense levels.

Revenue

The Company’s total revenue for the year ended December 31, 2016 was $2,960,912, a 40% increase compared to the same period in 2015. The table below presents a summary of our sales by product line:

	Year Ended	Year Ended	Percent
Product Line	December 31, 2016	December 31, 2015	Change
MicroParticle Catalyzed Biosensor (“MPC”)	$282,516	$296,328	(5)%
Particle ImmunoFiltration Assay (“PIFA”)	2,577,148	1,391,017	85%
Other	97,499	107,149	(9)%
Product Revenue Total	$2,957,162	$1,794,494	65%
License Fees	3,750	320,556	(99)%
Total Revenue	$2,960,912	$2,115,050	40%

Product revenue increased by 65% to $2,957,162 (2015: $1,794,494) during the year ended December 31, 2016 driven primarily by a price increase for our PIFA Heparin/PF4 Rapid Assay products. Licensing revenue declined by 99% to $3,750 ($320,556), the result of the loss of licensing revenue from Chube as a result of the termination of the distribution agreement for the Company’s BreathScan Alcohol Breathalyzers that occurred in the second quarter of 2015.

The Company’s MPC product sales declined by 5% to $282,516 (2015: $296,328) during the year ended December 31, 2016. A distributor’s initial stocking order of approximately $144,000 for the Company’s BreathScan Alcohol Breathalyzer products in Great Britain was included for the year ended December 31, 2015 but not repeated in 2016. Net of this significant order, MPC product sales increased 85% year-over-year. The Company’s new BreathScan Lync and BreathScan OxiChek™ products and renewed interest in the Company’s BreathScan Alcohol Breathalyzers, both domestically and internationally, contributed to the increase for the year ended December 31, 2016.

The Company’s total PIFA sales increased during the year ended December 31, 2016 by 85% to $2,577,148 (2015: $1,391,017). The increase is due primarily to two events; first, the implementation of a significant price increase for the product line and second, the fulfillment during the year of approximately 20% of the $2.5 million order from Novotek, our exclusive distributor for PIFA Heparin/PF4 Rapid Assay products in the People’s Republic of China.

The Company’s dedicated technical sales account executives are supporting over 300 sales representatives of Akers’ U.S. distribution partners, Cardinal Health (“Cardinal Health”), Fisher HealthCare (“Fisher Healthcare”) and Typenex Medical, LLC (“Typenex”). The Company’s relationship-building initiative with our partners has delivered a measurable increase in product trials and adoptions. Domestic sales for the year ended December 31, 2016 of our distributors, Cardinal Health and Fisher HealthCare, accounted for $1,820,186 of the total PIFA Heparin/PF4 Rapid Assay sales as compared to $1,213,006 for the same period of 2015 and individually represented 37% and 22% of such sales, respectively.

The Company’s international sales of its PIFA Heparin/PF4 Rapid Assay products totaled $493,850 (2015: $-) during the year ended December 31, 2016 primarily as a result of the partial fulfillment of a $2.5 million order from NovoTek. Although the product has been approved for use in China by the China Food and Drug Administration, each province in which it is sold must establish reimbursement rates for the medical facilities that utilize the test. NovoTek is diligently working through this provincial approval process and is projecting reimbursement rate approvals in several provinces during 2017 which is expected to allow for the release of and payment for further products in line with user demand.

Other operating revenue decreased by 9% to $97,499 (2015: $107,149) for the year ended December 31, 2016 due in a major part to a decline in the sale of miscellaneous components to $42,570 (2015: $50,612).

The Company’s exclusive License and Supply Agreement with Chube for the Company’s proprietary breathalyzer product was cancelled by both parties on May 7, 2015. As a result of this event, and per the terms of the original agreement, the Company recognized the remaining $166,667 of deferred revenue in the statement of operations and comprehensive income for the year ended December 31, 2015. The Company is now able to solicit business outside the United States for its alcohol breathalyzer products and has begun to receive and ship orders.

Licensing fee revenue declined to $3,750 (2015: $320,556). The decline is associated with the cancellation of the Company’s exclusive License and Supply Agreement with Chube as described above.

Cost of sales for the year ended December 31, 2016 totaled $1,083,087 (2015: $950,792) on the increased revenue during the year ended December 31, 2016. Direct cost of sales decreased to 26% (2015: 43%) and indirect cost of sales decreased to 21% (2015: 24%) of product revenue for year ended December 31, 2016. Overall, cost of sales, as a percentage of product revenue, was 37% and 53% for the years ended December 31, 2016 and 2015.

Direct costs associated with the MPC products remained constant at 30% (2015: 30%) and PIFA products decreased to 9% (2015: 11%) related to the increased use of sub-contractors for the assembly of components.

Indirect cost of sales for the year ended December 31, 2016 totaled $634,848 (2015: $425,609) which represented 21% (2015: 24%) of product revenue. Costs associated with personnel, consumable supplies other general production declined while a project to identify and discard expired, stale and obsolete inventory resulted in a significant increase in expenses related to slippage and obsolescence. In addition, the percentage change is affected by the fixed cost nature of many of the components in this category.

Akers’ gross profit margin, as a percentage of revenue, increased to 63% for the year ended December 31, 2016 as compared to 55% in 2015 for the reasons described above.

General and Administrative Expenses

General and administrative expenses in the year ended December 31, 2016 totaled $3,008,811, which was a 25% decrease as compared to $4,029,516 for the year ended December 31, 2015. The table below summarizes our general and administrative expenses for the years ended December 31, 2016 and 2015 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2016	December 31, 2015	Change
Personnel Costs	$886,294	$902,431	(2)%
Professional Service Costs	885,746	1,233,126	(28)%
Stock Market & Investor Relations Costs	441,453	572,161	(23)%
Other General and Administrative Costs	795,318	1,321,798	(40)%
Total General and Administrative Costs	$3,008,811	$4,029,516	(25)%

Several specific categories of expense decreased significantly during the year ended December 31, 2016. Below is a summary of these categories:

	Year Ended	Year Ended	Percent
Description	December 31, 2016	December 31, 2015	Change
Professional Services	$885,746	$1,233,136	(28)%
Stock Market & Investor Relations	441,453	572,161	(23)%
Travel Costs	118,980	268,201	(56)%
Total	$1,446,179	$2,073,488	(30)%

Professional services included significant decreases in employment agency fees ($409 (2015: $237,553)), general consulting services ($73,405 (2015: $125,168)) and legal fees ($613,159 (2015 $736,745)) which were offset by an increase in accounting and audit expenses ($182,396 ((2015: $133,660)) during the year ended December 31, 2016.

The Company recognized cost savings in all of its stock market and investor relations categories. These include consulting, investor relations, stock exchange fees and transfer agent fees.

Travel to China in support of NovoTek and Hainan Savy-Akers Biosciences (“Savy-Akers”), our Chinese joint venture, were consolidated resulting in two (2) extended trips during the year ended December 31, 2016. During 2015, the Company made several trips to assist NovoTek in gaining government approvals and developing the market for the Company’s PIFA Heparin/PF4 Rapid Assay product.

Sales and Marketing Expenses

Sales and marketing expenses in the year ended December 31, 2016 totaled $2,137,282, which was a 16% decrease as compared to $2,543,286 for the year ended 2015. The table below summarizes our sales and marketing expenses for the years ended December 31, 2016 and 2015 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2016	December 31, 2015	Change
Personnel Costs	$1,129,722	$1,359,460	(17)%
Professional Service Costs	441,632	751,220	(41)%
Royalties and Commission Costs	225,159	158,347	42%
Other Sales and Marketing Costs	340,769	274,259	24%
Total Sales and Marketing Costs	$2,137,282	$2,543,286	(16)%

Personnel costs decreased in the year ended December 31, 2016 due to a revision of the sales strategy to target large integrated delivery networks (“IDNs”) which require fewer, but more experienced, area business directors. This was accomplished by replacing the executive sales staff with a Vice President for Global Marketing and a Vice President of United States Sales. The strategy established five (5) areas, each with an Area Business Director (“ABDs”), however, attrition during the year resulted in the loss of three (3) ABDs and the strategy was revised to use pay-for-performance based Independent Manufacturing Representatives (“IMRs”) in-lieu of replacing staff.

The decrease in the use of contracted marketing services firms ($51,246 (2015: $225,064)) and general sales consultants ($351,459 (2015: $525,938)) resulted in a 41% decrease in professional service costs. The Company has refocused its sales and marketing strategy, concentrating on the development of relationships with Independent Manufacturing Representatives that are paid for performance versus the use of contracted sales groups paid fixed monthly fees.

Royalty and commission costs increased as a result of outside sales commissions ($71,305 (2015: $66,436)), due to increased sales of the PIFA products, both domestically and internationally, and royalty expenses ($153,854 (2015: $91,910)) during the year ended December 31, 2016.

Other sales and marketing costs increased primarily due to technology ($53,312 (2015: $20,261)), sponsorships ($10,500 (2015: $-)) and travel ($182,420 (2015: $145,688)) expenses and was partially offset by decreases in advertising and promotional materials expenses ($5,080 (2015: $42,323)).

Research and Development

Research and development expenses in the year ended December 31, 2016 totaled $1,188,868, which was a 15% decrease as compared to $1,406,895 for the year ended 2015. The table below summarizes our research and development expenses for the years ended December 31, 2016 and 2015 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2016	December 31, 2015	Change
Personnel Costs	$745,326	$699,595	7%
Professional Service Costs	113,807	504,800	(77)%
Clinical Trial Costs	160,405	41,586	286%
Other Research and Development Costs	169,330	160,914	5%
Total Research and Development Costs	$1,188,868	$1,406,895	(15)%

Personnel costs increased 7% during the year ended December 31, 2016 as compared to the same period of 2015 as a result of the transfer to this department of Dr. Akers from the General and Administrative department effective April 25, 2016 and the employment of a new Director of Quality Assurance.

The Company had two clinical trials in-process during the year ended December 31, 2016 in respect of the Company’s rapid chlamydia assay and Diabetic Ketoacidosis breath test resulting in a significant increase in costs associated with these programs. The trials are collecting data to support submissions to the U.S. Food and Drug Administration for 510(k) approvals and to support the clinical effectiveness of the products.

Professional service costs declined 77% during the year ended December 31, 2016. During the year ended December 31, 2015, the Company was expending funds for the engineering and design of the BreathScan Lync™ reader and cartridge being used with the new Health and Wellness MPC products. These design projects are now complete.

Increase in supplies ($52,317 (2015: $45,235)), seminars and professional development ($26,849 (2015: $1,980)) waste disposal ($19,322 (2015: $15,082)) and travel expenses ($29,561 ($2015: 9,739) was offset by a reduction in the utilization of inventory resources for development and testing ($8,595 (2015: $46,590)) that resulted in an increase of 5% for other research and development costs during the year ended December 31, 2016.

The following table illustrates research and development costs by project for the years ended December 31, 2016 and 2015, respectively.

	2016	2015
Asthma/pH	$-	$4,917
BreathScan	1,483	110,609
Chlamydia Trachomatis	35,808	134,362
CHUBE	-	397
H/PF4	104,436	98,876
HIV	-	150,543
Diabetic Ketoacidosis	3,098	72,757
KetoChek / OxiChek	584,585	252,462
Lithium	-	41,086
Metron	5,832	77,796
Other Projects	144,457	156,379
Pulmo Health	22,069	18,283
Sonicator OQ	-	886
Troponin	-	127,095
Tri Cholesterol	281,884	96,271
VIVO	5,216	64,176
Total R&D Expenses:	$1,188,868	$1,406,895

(Reversal of Allowance for) Bad Debt Expense – Related Party

The Company established an allowance for doubtful accounts for $1,299,609 for a note receivable – related party as a result of an internal assessment indicating a high level of risk of collectability as of December 31, 2015. In August 2016, the two companies reached a settlement agreement which included recovery for the value of the note receivable. As a result, the allowance for doubtful accounts was reversed during the year ended December 31, 2016.

Other Income and Expense

Other income and expense decreased for the year ended December 31, 2016 to $25,097 from $100,973 for the same period in 2015. The table below summarizes our other income and expenses for the years ended December 31, 2016 and 2015 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2016	December 31, 2015	Change
Currency Translation (Gain)/Loss	$(3,398)	$7,535	145%
Dividend on Series A Preferred Stock	-	-	-%
Investment (Gain)/Loss	85	6,512	99%
Interest and Dividends	(21,784)	(108,968)	(80)%
Other Extraordinary Income	-	(6,052)	(100)%
Total Other (Income) and Expense	$(25,097)	$(100,973)	(75)%

Income Taxes

During 2015, the Company was approved by the State of New Jersey to sell a portion of its state tax benefits that existed as of December 31, 2014, pursuant to the Technology Tax Certificate Transfer Program. The Company received net proceeds of $269,344 for the year ended December 31, 2015 as a result of the sale of the tax benefits. The Company, anticipating profitability for 2016 at the June 30, 2016 filing deadline, did not participate in the program during the year ended December 31, 2016.

As of December 31, 2016 and 2015, the Company had Federal net operating loss carry forwards of approximately $60,100,000 and $58,000,000, respectively, expiring through the year ending December 31, 2036. As of December 31, 2016 and 2015, the Company had New Jersey state net operating loss carry forwards of approximately $9,400,000 and $7,200,000, respectively, expiring the year ending December 31, 2023.

The principal components of deferred tax assets and valuation allowance as of December 31, 2016 and December 31, 2015 are as follows:

Deferred Tax Assets

	Year Ended December 31,
	2016	2015
Reserves and other	$865,000	$2,506,000
Net operating loss carry-forwards	$21,618,000	$20,728,000
Valuation Allowance	$(22,483,000)	$(23,234,000)
Net	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $22,483,000 and $23,234,000. The change in the total valuation for the years ended December 31, 2016 and 2015 were a decrease of $751,000 and an increases of $3,795,104. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2016 and December 31, 2015 are as follows.

Tax Rates & Benefits

	Year Ended December 31,
	2016	2015
Statutory U.S. Federal Income Tax Rate	(35.0)%	(35.0)%
New Jersey State income taxes, net of U.S.
Federal tax effect	(6.0)%	(6.0)%
Benefit from sale of New Jersey NOL	0.0%	(2.9)%
Change in Valuation Allowance	41.0%	41.0%
Net	0.0%	(2.9)%

Liquidity and Capital Resources

For the years ended December 31, 2016 and 2015, the Company generated a net loss attributable to shareholders of $3,303,538 and $9,311,913, respectively. As of December 31, 2016 and 2015, the Company has an accumulated deficit of $97,479,537 and $94,175,999 and had cash and cash equivalents totaling $72,700 and $402,059, respectively The Company had marketable securities of $50,001 and $4,025,104 available as of December 31, 2016 and 2015.

Currently, our primary focus is to expand the domestic and international distribution of our PIFA Heparin/PF4 rapid assays. The Company continues initial commercialization tasks for METRON and BreathScan Lync, as well as development activities for its PIFA PLUSS® Infectious Disease single-use assays, Breath KetoChek, and Breath PulmoHealth “Check” products, including advancement of the steps required for FDA clearance or CE marking in the EU where necessary.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. The Company began implementing the 2017-19 Strategic Plan (“Strat Plan”) in January 2017 and management remains confident that the objectives are achievable, however, during the first half of 2017, the Company may encounter limited periods of cash shortages and is proactively working to minimize their impacts on operations. We anticipate maintaining a cash-flow positive position during the next twelve months based upon revenue targets as outlined in the Strat Plan, the results of the private placement offering in March 2017 and the backing of a shareholder, if required. In addition, the Company has initiated discussions with our primary financial institution to establish a line of credit to manage short-term cash fluctuations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

We expect that our primary expenditures will be to continue development of PIFA PLUSS® Infectious Disease single-use assays, Breath KetoChek and Breath PulmoHealth “Check” products and enroll patients in clinical trials to support performance claims, generate studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of in-line products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors, METRON and BreathScan Lync) in the U.S. and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2016 totaled $123,301 (2015: $112,951). As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

Operating Activities

The Company’s net cash consumed by operating activities in the year ended December 31, 2016 totaled $4,173,148, which was a 19% decrease as compared to $5,132,343 for the year ended December 31, 2015. The table below summarizes our net cash consumed for the years ended December 31, 2016 and 2015 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2016	December 31, 2015	Change
Loss from Operations	$(3,303,538)	$(9,311,913)	65%
Adjustments
Non-Operating Gains	(1,153,413)	(6,052)	(18,958)%
Non-Cash Activities	414,545	3,331,291	88%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(531,220)	(663,010)	20%
Cash Contributed by Operating Activities	400,478	1,517,341	(74)%
Net Cash Used in Operating Activities	$(4,173,148)	$(5,132,343)	19%

For the year ended December 31, 2016, cash was consumed by the loss of $3,303,538 and non-operating gains of $1,153,413 offset by a non-cash adjustment of $14,244 for accrued interest and dividends, $286,162 for depreciation, amortization of non-current assets, $32,333 for a reserve for obsolete inventory, $30,153 for amortization of deferred compensation and $51,653 for non-cash share based compensation and services. Decreases in deposits and other receivables ($71,795), prepaid expenses ($17,689), prepaid expenses – related party of ($76,927) and an increase in trade and other payables – related party ($234,067) provided cash. Increases in trade receivables ($138,272), trade receivables – related party ($380), inventories ($187,200) and a decrease in trade and other payables ($205,368) consumed cash. The decrease in net cash used in operating activities was related to improvements to the Company’s budgeting process, termination of several consulting agreements and a significant reduction in legal expenses.

For the year ended December 31, 2015, cash was consumed by the loss of $9,311,913 and non-operating gains of $6,052 offset by a non-cash adjustment of $4,199 for accrued interest and dividends, $766,471 for depreciation, amortization and impairment of non-current assets, $2,163,609 for allowances for doubtful accounts and $397,012 for non-cash share based compensation and services. Decreases in trade receivables ($513,583), trade receivables – related party ($176,157) and an increase in trade and other payables ($827,601) provided cash. Increases in other receivables ($54,142), inventories ($226,538), other assets ($76,774) and a decrease in deferred revenue – related party ($305,556) consumed cash. The increase in net cash used in operating activities was related to routine changes in operating activities.

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

Long-Lived Assets:

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

Recognition and measurement:

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

Revenue Recognition:

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-31 which appear at the end of this Annual Report.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2016. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

We engaged an independent accounting firm to assist with updating our controls and procedures during the year ended December 31, 2016, as the Company previously utilized the International Financial Reporting Standards (“IFRS”). We are actively implementing their recommendations to improve our controls and procedures for disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and Principal Financial Officer have concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exists. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis by the Company’s internal controls. The Company has committed to hiring a Financial Controller during the year ending December 31, 2017 which will allow for a higher level of segregation and improve the Company’s overall compliance with COSO.

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

Name	Age	Position

John J. Gormally	60	Chief Executive Officer

Raymond F. Akers, Jr. PhD	58	Vice Chairman, Secretary, Chief Scientific Director

Gary M. Rauch	61	Vice President of Finance, Treasurer

Thomas Knox	75	Non-Executive Chairman

Brandon Knox	37	Independent Director

Robert E. Andrews	59	Independent Director

Dr. Raza Bokhari	49	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

John J. Gormally, Chief Executive Officer, age 59

Mr. Gormally has over 30 years of experience as senior management in the healthcare industry. He joined Becton, Dickinson and Company (“Becton”), a medical technology company that manufactures and sells a range of medical supplies and diagnostic equipment, in 1978 as a senior sales representative. Mr. Gormally served in a wide range of positions with Becton through 2013, focusing primarily on commercialization of Becton’s products and fostering sales growth. From 1999 to 2001, Mr. Gormally served as the Vice President of U.S. Sales and Operations for ConvaTec, a former division of Bristol-Myers Squibb Company. From 2001 to 2002, he served as the Vice President of Global Sales and Marketing for BEI Medical Systems Company, Inc., prior to rejoining Becton from 2002 to 2013. In 2013, Mr. Gormally founded Gormally Elite Medical LLC, a healthcare consulting firm that specializes human resources and developing go-to-market commercialization strategies.

Mr. Gormally earned an undergraduate degree from DeSales University in 1978 and is currently pursuing an MBA from Northeastern University.

In evaluating Mr. Gormally’s experience, qualifications, attributes and skills in connection with his appointment to the Board, the Company took into account his extensive experience in the healthcare and medical diagnostic industries.

Raymond F. Akers Jr., Ph.D., Chief Scientific Director, Secretary & Vice Chairman, age 58

Prior to serving as Vice Chairman of the Board, Dr. Akers served as Executive Chairman of the Board from December 31, 2009 through April 22, 2016. Dr. Akers was appointed Secretary on August 5, 2013. On April 22, 2016, the Company appointed Dr. Akers as Chief Scientific Director of the Company and granted him the title of Co-Founder. Dr. Akers founded the Company in 1989. He has over 25 years of experience in the diagnostics industry having co-founded Drug Screening Systems, Inc., a publicly listed company, in 1987, and Akers Medical Technology Inc. in 1984. He was Chief Executive Officer and Vice President of Research and Development of Drug Screening Systems, Inc. until the sale of that company in 1989 and served as President and Chief Executive Officer of Akers Medical Technology Inc. until 1987.

Dr. Akers holds a Ph.D. in Neurochemistry from Northwestern University. Dr. Akers has either invented or directed the research and development of all of the Company’s products and technologies.

The Company believes that Dr. Akers’ experience in developing diagnostic companies; including but not limited to infrastructure, general management, product and technology development, production, quality management systems, engineering, regulatory affairs and business development, will contribute to the Company’s development of its own infrastructure and growth as a public company.

Gary M. Rauch, Vice President of Finance & Treasurer, age 61

Mr. Rauch has over 35 years of experience in accounting, financial and information systems consulting, discrete manufacturing, distribution and administration. Mr. Rauch was appointed the Vice President of Finance and became an employee of the Company effective February 2, 2014. Prior to this time, Mr. Rauch was the Company’s controller from March, 2010 through February 2, 2014. Additionally, Mr. Rauch has served as the Company’s treasurer from August 5, 2013 through the present. Mr. Rauch also founded DataSys Solutions, LLC in 2004 and is currently the managing member. DataSys Solutions, LLC specializes in financial and information systems consulting and technical support services. From July, 2002 through March, 2010, Mr. Rauch was the controller for Cold Star, Inc., a manufacturer of dairy dispensing equipment and a dairy products distributor. Mr. Rauch also worked for six years as consulting manager with Deloitte & Touche providing financial system selection, development and implementation services for their small to middle market clients.

Mr. Rauch has an associate degree from the University of South Carolina.

Thomas J. Knox, Non- Executive Chairman, age 76

Mr. Knox was appointed to our board of directors effective July 1, 2013 and was appointed as Co-Chairman on August 11, 2014. On April 22, 2016, Mr. Knox was appointed as the sole Chairman of the Board. Mr. Knox is currently the Chief Executive Officer of Knox Consulting Group, an advisory and investment firm, as well as Chairman of ORB Automotive Corporation, Ltd. (appointed in 2011), a company focused on the development and manufacture of various components used in the Chinese automotive industry including adhesives and rubber molds. In May of 2007, Mr. Knox was a candidate for Mayor of Philadelphia. From April 2004 to April 2006, Mr. Knox was the Chief Executive Officer of United Healthcare of Pennsylvania, a division of United Healthcare, Inc., the largest health insurance provider in the world. From 1999 to 2004, Mr. Knox was Chairman of the Board and Chief Executive Officer of Fidelity Insurance Group, Inc., a Maryland and Pennsylvania licensed group life and health insurance provider. From 1988 through June 2000, Mr. Knox was the Chairman of the board and Chief Executive Officer of Crusader Holding Corporation, a NASDAQ listed company which was the owner of a multi-branch bank serving the greater Philadelphia area. Mr. Knox is a Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC), and is active in Philadelphia politics having held the position of Deputy Mayor for the Office of Management and Productivity from 1993 to 1999. Mr Knox also currently serves as the Chairman of INDECS Corp, a full service health benefit third party administrator affiliated with Aetna Corporation. From 1999 through the present, Mr. Knox has been a director of Historic Philadelphia Incorporated. Mr. Knox was a candidate for Governor or Pennsylvania from 2008 to 2010.

The Company believes that Mr. Knox extensive expertise in health care and finance will assist the Company’s strategic planning and operations.

Brandon Knox, Director, age 37

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

Robert E. Andrews, Director, age 60

Mr. Andrews has over 20 years of experience in public service serving in a variety of capacities. From March 2014 through the present, after nearly 24 years of public service, Mr. Andrews joined Dilworth Paxson LLP to lead its Government Affairs. Mr. Andrews first became a member of the Camden County Board of Chosen Freeholders from 1986 to 1990, including two years as freeholder director (1988–1990). Following this, he was elected to the U.S. House of Representatives for New Jersey’s 1st congressional district in 1990. He served in this position until 2014. While serving as a representative, Mr. Andrews was nominated as the Co-Chairman of the Democratic Steering and Policy Committee by Leader Pelosi and held this position from 2012 until 2014. He was also a ranking member of the Subcommittee on Health, Employment, Labor and Pensions and served as chairmen from 2007 to 2010. Mr. Andrews was also a member of the House Armed Services Committee and became chairman of a Special Panel on Procurement Reform in 2009 and served until 2010. He became a ranking member of Special Panel on Pentagon Audit in 2011 and served until 2012. Mr. Andrews also served as a member of the Education and the Workforce Committee from 1990 to 2014, a member of the House Budget Committee from 2007 to 2011, a member of the House Foreign Affairs Committee from 1993 to 1998, and a member of the House Small Business Committee from 1990 to 1992.

Mr. Andrews has an undergraduate degree from Bucknell University and a juris doctorate from Cornell Law School.

In evaluating Mr. Andrews’ experience, qualifications, attributes and skills in connection with his appointment to the Board, the Company took into account his experience in government and the healthcare industry.

Dr. Raza Bokhari, Director, age 49

Dr. Bokhari has over 24 years of experience in healthcare senior management. Previously, he has been involved in five companies, also in the healthcare sector, holding positions including Chairman, Chief Executive Officer (CEO), President and Chief Development Officer (CDO). From Jan 2001 through May 2007, Dr. Bokhari was President and CEO of Lakewood Pathology Associates Inc., a national provider of anatomic pathology and diagnostic services company. From April 2003 to May 2008, he was the President and CEO of Parkway Clinical Laboratories (PCL), a national clinical reference laboratory with a focus on serving pain management specialists, behavioral health providers, and anti-aging and wellness providers. Dr. Bokhari again joined PCL in May 2013 to present day and serves as the Chairman and CEO. From May 2008 to May 2009, Dr. Bokhari was the Chief Development officer of Rosetta Genomics (ROSG) a publicly traded, microRNA-based diagnostic testing company. He also serves as Vice Chairman of the World Affairs Council of Philadelphia and is a Trustee of the Foreign Policy Research Institute. He has previously served as Trustee of Franklin Institute. Dr. Bokhari has a Doctor of Medicine degree from University of Punjab, Rawalpindi Medical College, Pakistan and an Executive MBA from the Fox School of Business, Temple University in Philadelphia, PA.

In evaluating Dr. Bokhari’s experience, qualifications, attributes and skills in connection with his appointment to the Board, the Company took into account his extensive experience in the healthcare and medical diagnostic industries.

Family Relationships

Thomas Knox and Brandon Knox are father and son, respectively. There are no other family relationships among any of our directors or executive officers.

Board Composition and Committees and Director Independence

Our board of directors consists of 5 members: Raymond F. Akers, Jr. PhD, Thomas Knox, Robert E. Andrews, Dr. Raza Bokhari and Brandon Knox. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the Exchange Act”). The members of our Audit Committee are Thomas Knox, Robert E. Andrews, Brandon Knox and Raza Bokhari. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our board has determined that Thomas Knox is an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Thomas Knox serves as Chairman of our Audit Committee.

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

Compensation Committee

The members of our Compensation Committee are Thomas Knox, Robert E. Andrews, Brandon Knox and Raza Bokhari. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Mr. Andrews serves as Chairman of our Compensation Committee.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Thomas Knox, Robert E. Andrews, Brandon Knox and Raza Bokhari. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board. Mr. Brandon Knox serves as Chairman of our Nominating and Corporate Governance Committee.

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

Management-Non-Executive Director Compensation

Mr. Thomas Knox was appointed to serve as non-executive director in 2013 and appointed to serve as the sole Non-Executive Chairman of the Board on April 22, 2016. Mr. Brandon Knox was appointed to serve as a non-executive director in 2014. Mr. Robert E. Andrews and Dr. Raza Bokhari were appointed to serve as non-executive directors in 2015. On December 19, 2016, at the Company’s 2016 annual meeting of stockholders, Raymond Akers, Thomas Knox, Brandon Knox, Robert E. Andrews, and Raza Bokhari were elected as directors to each serve a one-year term on the Board of Directors of the Company.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

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

Item 11. Executive Compensation.

The compensation provided to our “named executive officers” for 2016, 2015 and 2014 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section. This section explains our executive compensation philosophy, objectives and design, our compensation-setting process, our executive compensation program components and the decisions made for compensation in respect of 2016 for each of our named executive officers.

Our named executive officers who appear in the 2016 Summary Compensation Table are:

John J. Gormally	Chief Executive Officer

Raymond F. Akers, Jr., PhD	Vice Chairman, Secretary, Chief Scientific Director

Gary M. Rauch	Vice President of Finance, Treasurer

Summary Compensation Table

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during 2016, 2015 and 2014.

			Cash	Stock	Option	All
Name and		Salary	Bonus	Awards	Awards	Other		Total
Principal Position	Year	$	$	$	$	$		$

John J. Gormally (1)	2016	248,500	-	54,725	-	7,800	(2)	311,025
Chief Executive Officer	2015	24,038	-	-	-	650	(2)	24,688

Gary M. Rauch	2016	95,000	-	-	-	-		95,000
Vice President of Finance and Treasurer	2015	95,000	-	27,675	-	-		122,675
	2014	78,414	2,500	-	46,601	11,250	(3)	138,765

Raymond F. Akers, Jr PhD (4)(5)
Secretary and Chief Scientific Director	2016	269,231				7,800	(6)	277,031
	2015	397,450		256,900		7,800	(6)	662,150
	2014	394,231			124,270	7,800	(6)	526,301

(1)	Mr. Gormally was appointed as Chief Executive Officer on December 2, 2015.

(2)	Other Compensation for Mr. Gormally consisted of a car allowance.

(3)	Mr. Rauch became an employee of the Company effective February 2, 2014. Prior to this date, Mr. Rauch was paid a fee pursuant to his consultant agreement. Fees paid to Mr. Rauch for his pre-employment period are recorded as other compensation.

(4)	Dr. Akers gifted all stock and option awards to the Akers Family Trust, a trust to which he is not a named beneficiary.

(5)	Effective October 5, 2016, the Board approved certain incentive based salary adjustments (the “Salary Adjustments”) for Raymond Akers, the Company’s Chief Scientific Director and member of the Board. The Salary Adjustments will, upon the achievement of certain milestones by Dr. Akers between October 5, 2016 and December 31, 2016, cause Dr. Akers’ salary to increase up to $200,000 above his current salary. Dr. Akers will receive his increased salary on a prorated basis in 2016 only to the extent Dr. Akers achieves said milestones prior to December 31, 2016, each milestone representing a portion of the $200,000 salary increase, and his increased salary will remain in effect going forward.

(6)	Other Compensation for Dr. Akers consisted of a car allowance.

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Raymond F. Akers Jr. Director, Secretary	40,000	(1)	0	0	5.50	06/30/2019	0	0	0	0

John J. Gormally Chief Executive Officer	0		0	0	0	n/a	18,666	35,465	0	0

Gary Rauch VP of Finance	15,000		0	0	5.50	06/30/2019	0	0	0	0

Thomas Knox, Non-Executive Chairman	20,000		0	0	5.50	06/30/2019	0	0	0	0

Robert E. Andrews Director	0		0	0	0	n/a	0	0	0	0

Brandon Knox, Director	20,000		0	0	5.50	06/30/2019	0	0	0	0

Dr. Raza Bokhari	0		0	0	0	n/a	0	0	0	0

(1) Dr. Akers gifted such options to the Akers Family Trust, a trust to which he is not a named beneficiary.

Effective October 5, 2016, the Board of Directors (the “Board”) of Akers Biosciences, Inc. (the “Company”) amended (the “Amendment”), upon recommendation from the Compensation Committee of the Board, the Akers Biosciences, Inc. First Amended and Restated 2013 Incentive Stock and Award Plan (the “Plan”). The Amendment increases the number of authorized shares of common stock subject to the Plan by 30,000 shares, or 3.75% of the amount of shares previously authorized under the Plan.

DIRECTOR COMPENSATION

The following sets forth the compensation awarded to, earned by, or paid to the named director by us during the year ended December 31, 2016.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non- equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Raymond Akers, Jr. (1)	0	0	0	0	0	0
Thomas Knox (2)	0	0	0	0	0	0
Brandon Knox (3)	0	0	0	0	0	0
Robert E. Andrews (4)	0	0	0	0	0	0
Dr. Raza Bokhari (5)	0	0	0	0	0	0

(1)	Effective April 22, 2016, Dr. Akers resigned as Executive Chairman and Co-Chairman of the Board of the Company. Dr. Akers continues to serve as a director of the Company.

(2)	Effective July 1, 2013, Mr. Thomas Knox was appointed as Director and, on April 22, 2016, was appointed sole Non-Executive Chairman of the Board.

(3)	Effective January 23, 2014, Mr. Brandon Knox was appointed as Director.

(4)	Effective June 29, 2015, Mr. Robert E. Andrews was appointed as Director.

(5)	Effective November 11, 2015, Dr. Raza Bokhari was appointed as Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 5, 2017, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of April 5, 2017. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 8,853,745 shares of our common stock issued and outstanding as of April 5, 2017.

Common stock subject to stock options currently exercisable or exercisable within 60 days of April 5, 2017, are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Akers Biosciences, Inc., 201 Grove Road, Thorofare, New Jersey USA 08086.

Percentage of Ownership as of April 5, 2017
Name of Beneficial Owner:
5% Stockholders:
Hudson Bay Master Fund, LTD	8.18%
Chubeworkx Guernsey Limited (1)	5.79%

Named Executive Officers and Directors:
Raymond F. Akers, Jr. Phd(2)	1.27%
Thomas Knox	5.63%
Brandon Knox	1.63%
Robert E. Andrews	0.54%
Dr. Raza Bokhari	0.36%
John J. Gormally	0.34%
Gary M. Rauch	0.48%
All executive officers and directors as a group (7 persons)	10.25%

(1)	Mark Chasey is the Chairman of Chubeworkx Guernsey Limited and has beneficial ownership of the shares.

(2)	Dr. Akers previously gifted 70,000 shares of Common Stock to the Akers Family Trust, a trust to which he is not a named beneficiary. On January 5, 2016, Dr. Akers’ wife purchased 2,100 shares of Common Stock.

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

On August 17, 2016, the Company entered into a Settlement Agreement by and among the Company, Chube, Thirty 36S, Mr. Moran and Mr. Runge to resolve various disputes.

Pursuant to the Settlement Agreement, all of the Disputes have been settled and all of the proceedings related to such have been dismissed. For more detailed information related to the Settlement Agreement See- Item 3, Legal Proceedings and Note 18 to the Company’s audited financial statements.

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

All Other Fees includes services in support of the preparation of the Company’s Form S-3. The firm performed due diligence review and preparation of the Audit Comfort Letter for the underwriter for the Company’s shelf registration filing.

	2016	2015
Audit Fees	$100,000	$60,318
Audit-Related Fees	$69,000	$54,800
Tax Fees	$9,500	$5,500
All Other Fees	$15,144	$4,648
TOTAL	$193,644	$125,266

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit

3.1	Amended & Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.2	Amendment to Certificate of Incorporation dated June 2, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.3	Amendment to Certificate of Incorporation, Certificate of Designation of Series A Preferred Stock, dated September 21, 2012. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.4	Amendment to Certificate of Incorporation dated January 22, 2013 (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.5

Amended and Restated By-laws dated August 5, 2013 (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.6	Amendment to Restated By-laws dated May 11, 2016 (incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016).

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on November 18, 2013).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017).

4.3	Form of Purchaser Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.1	Employment Agreement, dated January 12, 2011 between Raymond F. Akers, Jr. Phd and Akers Biosciences, Inc. and letter of amendment dated August 3, 2013. (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.2	Consulting Agreement between Akers Biosciences, Inc. and Nicolette Consulting Group, dated January 12, 2011(incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.3	Consulting Agreement between Akers Biosciences, Inc. and DataSys Solutions, LLC, dated January 1, 2012. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.4	Amended License and Supply Agreement by and between Akers Biosciences, Inc. and Chubeworkx Guernsey Limited (as successor to Sono International Limited) (“Chubeworkx”), (EN)10 (Guernsey) Limited (formerly BreathScan International (Guernsey) Limited) and (EN)10 Limited (formerly BreathScan International Limited), dated June 12, 2013 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.5	Share Purchase Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.6	Voting Agreement by and between Akers Biosciences, Inc., Chubeworkx and Thomas J. Knox, dated June 12, 2013(incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.7	Subscription Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013(incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.8	Subscription Agreement by and between Akers Biosciences, Inc. and Thomas J. Knox, dated September 14, 2012(incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.9	Promissory Note entered into by Thomas J Knox issued in favor of Akers Biosciences, Inc., dated September 14, 2012. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.10	License and Supply Agreement by and among the Company, Sono International Limited (“SIL”), BreathScan International (Guersney) Limited and BreathScan International Limited, dated June 19, 2012 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.11	Distribution Agreement by and among the Company and Fisher Healthcare, and Amendment thereto, dated June 15, 2010 and May 1, 2012, respectively. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.12	National Brand Distribution Agreement by and among the Company and Cardinal Health 2000, and Amendment thereto, dated May 1, 2007 and June 1, 2008, respectively. (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.13	Promissory Note entered into by Thomas J. Knox issued in favor of Akers Biosciences, Inc, dated November 15, 2013(incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 18, 2013).

10.14	2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.15	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.16	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.17	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.18	Form of Incentive Stock Option (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.19

Letter Agreement, dated December 3, 2013, by and between the Company and Mr. Thomas Knox (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.20	Joint Venture Agreement, dated October 24, 2014, by and between Akers Biosciences, Inc., Hainan Savy Investment Management Ltd, and Thomas Knox (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2014).

10.21	Amended and Restated 2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.22	Form of Lock Up Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.23	Employment Agreement between the Company and John J Gormally, dated December 1, 2015. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015).

10.24	First Amendment to the Amended and Restated 2013 Incentive Stock and Award Plan (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.25

Form of Placement Agency Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and Joseph Gunnar and Co., LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.26

Form of Securities Purchase Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and various purchasers. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.27

Form Registration Rights Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and various purchasers (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Unless otherwise indicated, exhibits were previously filed with this registration statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: April 11, 2017	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 11, 2017	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	Vice President, Finance & Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Knox	Non-Executive Chairman	April 11, 2017
Thomas Knox

/s/ Raymond Akers Jr.	Vice Chairman	April 11, 2017
Raymond Akers Jr.

/s/ Brandon Knox	Director	April 11, 2017
Brandon Knox

/s/ Robert E. Andrews	Director	April 11, 2017
Robert E. Andrews

/s/ Dr. Raza Bokhari	Director	April 11, 2017
Dr. Raza Bokhari

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Akers Biosciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Akers Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. Akers Biosciences, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akers Biosciences, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Morison Cogen LLP

Blue Bell, Pennsylvania

April 11, 2017

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
ASSETS
Current Assets
Cash	$72,700	$402,059
Marketable Securities	50,001	4,025,104
Trade Receivables, net	601,271	609,195
Trade Receivables - Related Party, net	31,892	31,512
Deposits and other receivables	23,782	95,577
Inventories, net	2,036,521	1,131,654
Prepaid expenses	168,277	185,967
Prepaid expenses - Related Party	202,500	-

Total Current Assets	3,186,944	6,481,068

Non-Current Assets
Prepaid expenses - Related Party	270,183	-
Property, Plant and Equipment, net	259,392	251,145
Intangible Assets, net	1,301,775	1,472,883
Other Assets	66,813	66,813

Total Non-Current Assets	1,898,163	1,790,841

Total Assets	$5,085,107	$8,271,909

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,463,363	$1,668,731
Trade and Other Payables - Related Party	234,067	-

Total Current Liabilities	1,697,430	1,668,731

Total Liabilities	1,697,430	1,668,731

STOCKHOLDERS' EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015	-	-
Common Stock, No par value, 500,000,000 shares authorized, 5,452,545 and 5,425,045 issued and outstanding as of December 31, 2016 and 2015	100,891,786	100,785,408
Deferred Compensation	(24,572)	-
Accumulated Deficit	(97,479,537)	(94,175,999)
Accumulated Other Comprehensive Loss	-	(6,231)

Total Stockholders' Equity	3,387,677	6,603,178

Total Liabilities and Stockholders' Equity	$5,085,107	$8,271,909

The accompanying notes are an integral part of these consolidated financial statement.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2016 and 2015

	2016	2015
Revenues:
Product Revenue	$2,956,782	$1,757,982
Product Revenue - Related party	380	36,512
License Revenue	3,750	15,000
License Revenue - Related party	-	305,556
Total Revenues	2,960,912	2,115,050
Cost of Sales:
Product Cost of Sales	(1,083,087)	(950,792)

Gross Income	1,877,825	1,164,258

Administrative Expenses	3,008,811	4,029,516
Sales and Marketing Expenses	1,983,428	2,543,286
Sales and Marketing Expenses - Related Party	153,854	-
Research and Development Expenses	1,188,868	1,406,895
(Reversal of Allowance for) Bad Debt Expenses- Related party	(1,299,609)	2,163,609
Impairment of Non-Current Assets	-	466,476
Amortization of Non-Current Assets	171,108	236,706

Loss from Operations	(3,328,635)	(9,682,230)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	(3,398)	7,535
Interest and Dividend Income	(21,699)	(102,456)
Other Income	-	(6,052)
Total Other Income	(25,097)	(100,973)

Loss Before Income Taxes	(3,303,538)	(9,581,257)

Income Tax Benefit	-	269,344

Net Loss Attributable to Common Stockholders	(3,303,538)	(9,311,913)

Other Comprehensive Income
Net Unrealized Gains on Marketable Securities	6,231	13,893
Total Other Comprehensive Income	6,231	13,893

Comprehensive Loss	$(3,297,307)	$(9,298,020)

Basic and diluted loss per common share	$(0.61)	$(1.81)

Weighted average basic and diluted common shares outstanding	5,430,205	5,140,920

The accompanying notes are an integral part of these consolidated financial statement.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholder's Equity

For the years ended December 31, 2016 and 2015

	Common				Accumulated
	Shares				Other
	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2014	4,954,837	$99,691,096	$-	$(84,864,086)	$(20,124)	$14,806,886

Net loss	-	-	-	(9,311,913)	-	(9,311,913)
Issuance of restricted common stock to directors & officers	417,708	977,381	-	-	-	977,381
Issuance of restricted common stock to key employees	22,500	27,675				27,675
Issuance of restricted common stock for services	30,000	36,900				36,900
Issuance of non-qualified stock options to key employees	-	23,636	-	-	-	23,636
Issuance of non-qualified stock options for services from non-employees	-	28,720	-	-	-	28,720
Net unrealized gain on marketable securities	-	-	-	-	13,893	13,893

Balance at December 31, 2015	5,425,045	$100,785,408	$-	$(94,175,999)	$(6,231)	$6,603,178

Net loss	-	-	-	(3,303,538)	-	(3,303,538)
Issuance of restricted common stock to officers	27,500	54,725	(54,725)	-	-	-
Amortization of deferred compensation	-	-	30,153	-	-	30,153
Issuance of non-qualified stock options to key employees	-	27,977	-	-	-	27,977
Issuance of non-qualified stock options for services from non-employees	-	23,676	-	-	-	23,676
Net unrealized gain on marketable securities	-	-	-	-	6,231	6,231

Balance at December 31, 2016	5,452,545	$100,891,786	$(24,572)	$(97,479,537)	$-	$3,387,677

The accompanying notes are an integral part of these consolidated financial statement.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net loss for the year	$(3,303,538)	$(9,311,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	14,244	4,199
Depreciation and amortization	286,162	299,995
Reserve for obsolete inventory	32,333	-
Impairment of non-current assets	-	466,476
Allowance for doubtful accounts	(1,153,413)	2,163,609
Gain from other non-operating activities	-	(6,052)
Fair value of restricted common stock issued for services	30,153	344,656
Share based compensation to employees - options	27,977	23,636
Share based compensation to non-employees - options	23,676	28,720
Changes in assets and liabilities:
(Increase)/decrease in trade receivables	(138,272)	513,583
Increase in trade receivables - related party	(380)	-
Decrease in notes receivables - related party	-	176,157
(Increase)/decrease in deposits and other receivables	71,795	(54,142)
Increase in inventories	(187,200)	(226,538)
(Increase)/decrease in prepaid expenses	17,689	(76,774)
Decrease in prepaid expenses - related party	76,927	-
Increase/(decrease) in trade and other payables	(205,368)	827,601
Increase in trade and other payables - related party	234,067	-
Decrease in deferred revenue - related party	-	(305,556)
Net cash used in operating activities	(4,173,148)	(5,132,343)

Cash flows from investing activities
Purchases of property, plant and equipment	(123,301)	(112,951)
Purchases of marketable securities	(35,944)	(60,940)
Investment in Hainan Savy Akers Biosciences, Ltd. joint venture	-	(64,091)
Proceeds from other non-operating activities	-	6,052
Proceeds from sale of marketable securities	4,003,034	5,310,491
Net cash provided by investing activities	3,843,789	5,078,561

Net decrease in cash	(329,359)	(53,782)
Cash at beginning of year	402,059	455,841
Cash at end of year	$72,700	$402,059

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of restricted common stock grant to an officer	$54,725	$-
Net unrealized gains on marketable securities	$6,231	$13,893
Settlement of note receivable in the form of inventory	$750,000	$-
Settlement of note receivable in the form of prepaid expense	$549,609	$-
Issuance of restricted common share grants to directors and officers accrued in 2014	$-	$697,300

The accompanying notes are an integral part of these consolidated financial statement.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

(a)	Reporting Entity

The accompanying audited financial statements have been prepared by Akers Biosciences, Inc. (“Akers” or the “Company”), a company domiciled in the United States of America. The address of the Company’s registered office is 201 Grove Road, West Deptford, New Jersey, 08086. The Company is incorporated in the United States of America under the laws of the State of New Jersey.

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

As of December 31, 2016 and 2015, allowances for doubtful accounts for trade receivables were $1,010,196 and $864,000. Bad debt expenses for trade receivables were $146,196 and $864,000 for the years ended December 31, 2016 and 2015.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

All of the Company’s cash is maintained with Fulton Bank of New Jersey, Bank of America, NA and PayPal. The funds are insured by the FDIC up to a maximum of $250,000, but are otherwise unprotected. The Company placed $67,865 and $369,525 with Fulton Bank of New Jersey, $795 and $28,494 with Bank of America, NA and $4,040 and $4,040 with PayPal as of December 31, 2016 and 2015. No losses have been incurred in these accounts.

Concentration of credit risk with respect to trade receivables exists as approximately 75% of the Company’s product revenue is generated by three customers. These customers accounted for 30% of trade receivables as of December 31, 2016. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

(f)	Inventories

Inventories are measured at the lower of cost or net realizable value. The cost of inventories is based on the weighted-average principle, and includes expenditures incurred in acquiring the inventories, production or conversion costs and other costs incurred in bringing them to their existing location and condition. In the case of manufactured inventories and work in progress, costs include an appropriate share of production overheads based on normal operating capacity.

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of December 31, 2016, the Company has ten patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002 and 002216895-0003), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. The contribution was adjusted downward to $64,091 on April 8, 2015; the net effect of the currency conversion when the contribution was processed in Hainan. This is included in other assets in the Consolidated Balance Sheet as of December 31, 2016 and 2015 and is accounted for using the cost method.

(k)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. The accrual for estimated sales returns $- as of December 31, 2016 and 2015.

The Company implemented a significant price increase for certain PIFA products effective May 1, 2015 and a standard dealer cost model during the year ended December 31, 2016. In an effort to phase in these changes, the programs include a provision for rebates to the distributors under limited circumstances. The Company has established an accrual of $41,120 and $233,542, which is a reduction of revenue, for the years ended December 31, 2016 and 2015. Accounts receivable will be reduced when the rebates are applied by the customer. During the years ended December 31, 2016 and 2015, the Company recognized $471,949 and $438,360 in rebates, which is included as a reduction of product revenue in the Consolidated Statement of Operations and Comprehensive Loss.

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

The Company charges actual shipping plus a handling fee to customers, which amounted to $54,928 and $56,537 for the years ended December 31, 2016 and 2015. These fees are classified as part of product revenue in the consolidated statement of operations and comprehensive loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $138,662 and $115,423 for the years ended December 31, 2016 and 2015.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(q)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(r)	Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in this Update were adopted as of December 31, 2016. See Note 4 for management’s evaluation and discussion.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The amendments in this Update require an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update are effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. As of December 31, 2016, the Company adopted the amendments in this Update which does not have any material effect on the financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(s)	Recently Issued Accounting Pronouncements Not Yet Adopted

As the Company is an emerging growth company, it has elected to adopt recently issued standards based on effective dates applicable to nonpublic entities. All effective dates as mentioned in the following paragraphs refer to that applicable to nonpublic entities.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early application is permitted as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. The Company is currently evaluating the effect of the amendments but it does not anticipate a material impact of its financial statements. The Company expects to use the modified retrospective adoption method.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 31, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of the amendments in this Update to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this Update is permitted. The Company is currently evaluating the effect the amendments in this Update will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies certain aspects of the principal versus agent guidance in the new revenue recognition standard. The effective date and transition requirement for this ASU are the same as the effective date and transition requirements of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the effect the amendments in this Update will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the effect the amendments in this Update will have on its financial statements and related disclosures.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the effect the amendments in this Update will have on its financial statements and related disclosures.

Note 4 - Management Plan

Historically, the Company has relied upon public offerings and private placements of common stock to raise operating capital. During the three month period ending March 31, 2017, the Company raised approximately $1.7 million in a public offering and an additional $1.8 million from a private placement of common stock (Note 23). As of April 5, 2017, the Company had cash and marketable securities of approximately $2.3 million.

The 2017-19 Strategic Business Plan (“Strat Plan”) was presented to and approved by the Board of Directors on December 12, 2016. The plan outlines the Company’s business objectives for the next three years and sets measurable targets for new product releases, sales and marketing programs to increase market penetration for the Company’s products and operational expense management.

Implementation of the Strat Plan began in January 2017 and management remains confident that the objectives are achievable, however; during the first half of 2017, the Company may encounter limited periods of cash shortages and is proactively working to minimize their impact on operations. We anticipate maintaining a cash-flow positive position during the next twelve months based upon the revenue targets as outlined in the Strat Plan, the results of the private placement offering in March 2017 and the backing by a shareholder if required. In Addition, the Company has initiated discussions with our primary financial institution to establish a line of credit to manage short-term cash fluctuations.

During the year ended December 31, 2016, the Company significantly reduced operating expenses through a systematic review of operations throughout the organization. As a result, the Company achieved a reduction in our weekly operating cash requirements of approximately 19% to $80,253 (2015: $98,699). The Strat Plan assumes the weekly cash requirement to remain steady through the year ending December 31, 2017.

The Company has achieved the reduction in weekly cash requirements by renegotiating contracts with key consultants and canceling consulting agreements where the cost-benefits are negligible, working with vendors to reduce or eliminate minimum purchasing requirements, to extend payment terms and re-sourcing materials when necessary to reduce costs.

Production cost savings, especially direct manufacturing costs, have been realized by utilizing sub-contractors to perform labor intensive production processes. This improves efficiency for our manufacturing staff, allowing them to concentrate their efforts on more complex assembly and production tasks.

Barring any unforeseen circumstances, the Company believes that it is probable that it will be able to meet its obligations as they fall due within one year after the financial statements are issued.

Note 5 - Fair Value Measurement - Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2016 and 2015.

U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	As of December 31, 2016
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$29,657	$15	$-	$-	$29,672
Municipal securities	20,314	15	-	-	20,329
Total Level 2:	49,971	30	-	-	50,001

Total:	$49,971	$30	$-	$-	$50,001

	As of December 31, 2015
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$750	$-	$-	$-	$750
Certificates of deposits	2,050,000	8,584	-	(135)	2,058,449
Corporate Securities	1,528,308	4,934	-	(5,918)	1,527,324
Municipal securities	438,003	756	-	(178)	438,581
Total Level 2:	4,017,061	14,274	-	(6,231)	4,025,104

Total:	$4,017,061	$14,274	$-	$(6,231)	$4,025,104

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains relating to the available for sale investment securities were recorded in the Consolidated Statement of Changes in Stockholders’ Equity as comprehensive income. These amounts were $6,231 and $13,893 (net of effect of income tax expense of $-) for the years ended December 31, 2016 and 2015.

Proceeds from the sale of marketable securities in the year ended December 31, 2016 and 2015 were $4,003,034 and $5,310,491. Gross gains as a result of the sales amounted to $3,582 and $1,594 and gross losses amounted to $3,667 and $8,105 for the years ended December 31, 2016 and 2015, respectively.

Note 6 - Trade Receivables – Related Party

Trade receivables – related party are made up of amounts due from Hainan Savy Akers Biosciences Ltd (“Hainan”), a joint venture between Akers, Thomas Knox, Akers’ current Board Chairman, and Hainan Savy Investment Management Ltd, located in the People’s Republic of China. The Company holds a 19.9% position in the joint venture. The amount due is non-interest bearing, unsecured and generally has a term of 30-90 days (Note 17).

Note 7 - Note Receivable – Related Parties

On December 31, 2014, a note of $1,475,766 was issued to the Company in exchange for the Company’s open trade receivables from ChubeWorkx Guernsey Limited (“ChubeWorkx”), a major shareholder. It is payable in sixty equal installments of $27,734 commencing January 1, 2015 and has an interest rate of 5% per annum.

As of December 31, 2015, the Company established an allowances for doubtful accounts for notes receivable – related party of $1,299,609 which is reported as bad debt expense – related parties in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015.

On August 17, 2016, the Company entered into a Settlement Agreement with ChubeWorkx which settled all pending claims between the companies. Under the terms of the Settlement Agreement, the Company recovered the full outstanding principal amount in the current fiscal year in the form of $750,000 of BreathScan® Alcohol Detector inventory – which the Company intends to subsequently sell – and the balance of $549,609 as a prepaid royalty (Note 17). As a result of the Settlement Agreement, the Company reversed the allowance for doubtful note in the amount of $1,299,609 which is included in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 - Inventories

Inventories at December 31, 2016 and 2015 consists of the following categories:

	2016	2015
Raw Materials	$440,316	$348,216
Sub-Assemblies	907,989	786,656
Finished Goods	749,488	25,721
Reserve for Obsolescence	(61,272)	(28,939)
	$2,036,521	$1,131,654

For the years ended December 31, 2016 and 2015 $32,333 and $- was charged to cost of goods sold for obsolete inventory.

Note 9 - Property, Plant and Equipment

Property, plant and equipment as of December 31, 2016 and 2015 are as follows:

	2016	2015

Computer Equipment	$114,771	$100,405
Computer Software	40,681	40,681
Office Equipment	39,959	50,049
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,126,134	1,112,060
Molds & Dies	834,480	756,279
Leasehold Improvements	222,593	222,593
	2,408,557	2,312,006
Less
Accumulated Depreciation	2,149,165	2,060,861

	$259,392	$251,145

During the years ended December 31, 2016 and 2015 depreciation expense was $115,053 and $63,289.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 - Intangible Assets

Intangible assets as of December 31, 2016 and 2015 and the movements for the years then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2014	$3,851,495	$1,270,639	$5,122,134
Additions	-	-	-
Disposals	(1,224,499)	-	(1,224,499)
At December 31, 2015	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2014	$1,675,430	$1,270,639	$2,946,069
Amortization Charge	236,706	-	236,706
Disposals	(758,023)	-	(758,023)
At December 31, 2015	$1,154,113	$1,270,639	$2,424,752

Net Book Value
At December 31, 2014	$2,176,065	$-	$2,176,065
At December 31, 2015	$1,472,883	$-	$1,472,883

Cost or Deemed Cost
At December 31, 2015	$2,626,996	$1,270,639	$3,897,635
Additions	-	-	-
Disposals	-	-	-
At December 31, 2016	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2015	$1,154,113	$1,270,639	$2,424,752
Amortization Charge	171,108	-	171,108
Disposals	-	-	-
At December 31, 2016	$1,325,221	$1,270,639	$2,595,860

Net Book Value
At December 31, 2015	$1,472,883	$-	$1,472,883
At December 31, 2016	$1,301,775	$-	$1,301,775

On December 31, 2015, the Company reassigned two fully amortized patents to the original holder as part of the settlement of a legal dispute.

During the years ended December 31, 2016 and 2015 amortization expense was $171,108 and $236,706.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2017	$171,108
2018	$171,108
2019	$171,108
2020	$171,108
2021	$171,108

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 - Trade and Other Payables

Trade and other payables as of December 31, 2016 and 2015 are as follows:

	2016	2015
Trade Payables	$923,311	$538,449
Accrued Expenses	480,302	1,020,532
Legal Settlements Payable	-	50,000
Deferred Compensation	59,750	59,750
	$1,463,363	$1,668,731

Trade and other payables – related party as of December 31, 2016 and December 31 2015 are as follows:

	2016	2015
Trade Payables (Note 17)	$182,001	$-
Accrued Expenses (Note 17)	52,066	-
	$234,067	$-

The Company recorded royalty expenses of $153,854 for the year ended December 31, 2016 for ChubeWorkx Guernsey Limited (“ChubeWorkx”), a major shareholder, in relation to the settlement of legal claims (Note 17). The expense is included in sales and marketing expenses – related party on the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2016, the Company owed ChubeWorkx $17,953 for the period of October 1, 2016 through December 31, 2016 which was paid on January 20, 2017 and had an accrual of $52,066 for the period of January 1, 2016 through August 17, 2016 which was paid on January 16, 2017.

As of December 31, 2016, the Company owed Hainan $14,664. Senior management at Hainan are actively involved in two other companies, Shenzhen Savy-Akers Biosciences (“Shenzhen”) and Dong Guan Senming E&P (“Senming”) and are therefore being included as related parties. The Company owed these two companies $149,384 as of December 31, 2016.

Trade and other payables are non-interest bearing and are normally settled on 30 – 60 day terms.

Note 12 - Deferred Revenue – Related Party

Deferred revenue represented the unearned revenue from the 3-year exclusive License and Supply Agreement with ChubeWorkx Guernsey Limited (“ChubeWorkx”)(Note 17) for the purchase and distribution of the Company’s proprietary breathalyzer that was signed in June 2012.

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

Note 13 - Share-based Payments

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

On January 9, 2015, the Board of Directors of the Company approved, upon recommendation from the Compensation Committee of the Board, by unanimous written consent the Amended and Restated 2013 Incentive Stock and Award Plan (the “Amended Plan”), which increases the number of authorized shares of common stock subject to the Plan to 800,000 shares.

On September 30, 2016, the Board of Directors increased the number of authorized shares of common stock subject to the Amended Plan to 830,000 shares. As of December 31, 2016, under the 2013 Amended Plan, grants of restricted stock and options to purchase 277,333 shares of common stock have been issued and are unvested or unexercised and 13,292 shares of common stock remain available for grants.

The Amended Plan may be administered by the board or a board-appointed committee. Eligible recipients of option awards are employees, officers, consultants or directors (including non-employee directors) of the Company or of any parent, subsidiary or affiliate of the Company. The board has the authority to grant to any eligible recipient any options, restricted stock or other awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock.

Qualified option holders may exercise their options at their discretion. Each option granted may be exchanged for a prescribed number of shares of common stock.

On December 30, 2015, the Company approved the issuance of 30,000 options to purchase common shares to key employees at an exercise price of $1.23 per common share and 15,500 options to purchase common shares for services at a weighted average exercise price of $3.70 per common share. All options are immediately exercisable and carry a five-year expiration.

On January 1, 2016, the Company approved the issuance of 12,500 options to purchase common shares to a key consultant for services at an exercise price of $3.70 per common share with vesting over one year. The options carry a five-year expiration.

On August 9, 2016 the Company approved the issuance of 26,000 options to purchase common shares to two key employees at an exercise price of $3.25 per common share with vesting over two years. The options carry a five-year expiration.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The options and warrants issued under the above plan were valued using a Black Scholes option pricing model. The assumptions utilized in calculating the value of the issued options under Black Scholes are as follows:

	2016	2015
Expected option term	5 yrs	5 yrs
Expected volatility	95.02%	82.86%
Expected divident yeild	0.00%	0.00%
Risk free interest rate	1.16%	1.73%

The following table summarizes the option activities for the years ended December 31, 2016 and 2015:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2014	175,000	$4.98	4.50	$600
Granted	45,500	2.07	5.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2015	220,500	$4.38	3.81	$-
Exercisable as of December 31, 2015	220,500	$4.38	3.81	$-

Balance at December 31, 2015	220,500	$4.38	3.81	$-
Granted	38,500	3.40	4.43	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2016	259,000	$4.23	3.05	$20,100
Exercisable as of December 31, 2016	239,167	$4.31	2.92	$20,100

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.90 and $1.21 for our common shares on December 31, 2016 and 2015.

The weighted-average fair value of stock options granted for the years ended December 31, 2016 and 2015 was $1.98 and $0.70, respectively. A summary of the Company’s non-vested shares as of December 31 2016 and the changes during the year then ended are as follows:

Non-Vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	-	$-
Granted	38,500	1.98
Vested	(18,666)	1.90
Forfieted	-	-
Non-vested at December 31, 2016	19,834	$2.36

Unrecognized compensation cost related to non-vested employee stock options totaled $33,296 and $- as of December 31, 2016 and 2015. The cost is to be recognized over a weighted average period of 1.63 years.

During the years ended December 31, 2016 and 2015, the Company incurred stock options expenses totaling $51,653 and $52,356, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 - Equity

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

On June 8, 2016, the Company issued 27,500 restricted common shares to an officer in connection with his employment agreement. These shares vest 1/3 immediately on the date of the grant and the remaining 2/3 vests equally on March 1, 2017 and March 1, 2018. The fair value of these shares was $54,725 and was based on the share price on the date of the grant. $30,153 was recorded during the year December 31, 2016 as administrative expense on the Consolidated Statement of Operations and Comprehensive Loss and the remaining $24,572 was recorded as deferred compensation, a contra equity account, on the Consolidated Balance Sheet as of December 31, 2016.

The following is a reconcilement of the movement of shares of Series A Convertible Preferred stock (“preferred stock”) and common stock:

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Authorized		Issued
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Balance at December 31, 2014	50,000,000	500,000,000	-	4,954,837

Shares Issued:
January 9, 2015	-	-	-	190,000
December 29, 2015	-	-	-	280,208
Balance at December 31, 2015	50,000,000	500,000,000	-	5,425,045

Shares Issued:
June 8, 2016	-	-	-	27,500
Balance at December 31, 2016	50,000,000	500,000,000	-	5,452,545

Note 15 - Loss per share

The calculation of basic and diluted loss per share at December 31, 2016 and 2015 was based on the loss attributable to common shareholders of $3,303,538 and $9,311,913. The basic and diluted weighted average number of common shares outstanding for 2016 and 2015 was 5,430,205 and 5,140,920.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2016 and 2015 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were as follows: incentive and award stock options – 259,000 for 2016 (2015: 220,500).

Note 16 - Income Tax Expense

The Company’s income tax benefit/(provision) is as follows:

	Years Ended December 31
	2016	2015
Current	$895,000	$3,228,852
Deferred	(1,646,000)	835,596
Change in Valuation Allowance	751,000	(3,795,104)
Net	$-	$269,344

During 2015, the Company was approved by the State of New Jersey to sell a portion of its state tax benefits that existed as of December 31, 2014, pursuant to the Technology Tax Certificate Transfer Program. The Company received net proceeds of $269,344 for the year ending December 31, 2015 from the sale of the tax benefits, which has been included as an income tax benefit in the Consolidated Statement of Operations and Comprehensive Loss.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015, the Company had Federal net operating loss carry forwards of approximately $60,100,000 and $58,000,000, expiring through the year ending December 31, 2036. As of December 31, 2016 and 2015, the Company had New Jersey state net operating loss carry forwards of approximately $9,400,000 and $7,200,000, expiring through the year ending December 31, 2023.

The principle components of the deferred tax assets and related valuation allowances as of December 31, 2016 and 2015 are as follows:

	Years Ended December 31
	2016	2015
Reserves and other	$865,000	$2,506,000
Net operating loss carry-forwards	21,618,000	20,728,000
Valuation Allowance	(22,483,000)	(23,234,000)
Net	$-	$-

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31
	2016	2015
Statutory U.S. Federal Income Tax Rate	(35.0)%	(35.0)%
New Jersey State income taxes, net of U.S. Federal tax effect	(6.0)%	(6.0)%
Benefit from Sale of New Jersey NOL	0.0%	(2.9)%
Change in Valuation Allowance	41.0%	41.0%
Net	-%	(2.9)%

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $22,483,000 and $23,234,000. The change in the total valuation for the years ended December 31, 2016 and 2015 were a decrease of $751,000 and an increase of $3,795,104.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2016, the Company had no unrecognized tax benefits and no charge during 2016, and accordingly, the Company did not recognize any interest or penalties during 2016 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company files U.S. federal income tax returns and a state income tax returns. The U.S. and state income tax returns filed for the tax years ending on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

Note 17 - Related Party Transactions

On June 19, 2012, the Company entered into a 3-year exclusive License & Supply Agreement with ChubeWorkx Guernsey Limited (as successor to SONO International Limited) (“ChubeWorkx”) for the purchase and distribution of Akers’ proprietary breathalyzers outside North America. ChubeWorkx paid a licensing fee of $1,000,000 which was recognized over the term of the agreement through September 30, 2015.

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

Under the terms of the Settlement Agreement, the Company recovered the full outstanding principal amount in the current fiscal year in the form of $750,000 of BreathScan® Alcohol Detector products – which the Company intends to subsequently sell – and the balance of $549,609 as prepaid royalty. The goods were received in August, 2016. Akers’ established an allowance for this doubtful note in the Company’s financial statements for the year ended December 31, 2015. As a result of the Settlement Agreement, the Company reversed the allowance for doubtful note in the amount of $1,299,609 which is included in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016.

In addition to addressing the promissory note described above, the Settlement Agreement also allows the Company to market and sell all of the Company’s breath technology tests worldwide, unencumbered by any past/future claims by ChubeWorkx under the Licensing Agreement (entered into with ChubeWorkx in 2012 and subsequently amended in 2013). Under the terms of the Settlement Agreement, ChubeWorkx no longer holds any rights pertaining to Akers’ BreathScan® technology, which serves as the basis for a number of commercialized products including BreathScan® Alcohol Detector and BreathScan OxiChek™; and a number of products in development.

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expenses of $153,854 for the year ended December 31, 2016 which are included in sales and marketing expenses – related party on the Consolidated Statement of Operations and Comprehensive Loss.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other terms of the Settlement include: 1) the pledge as security of all earned but unpaid royalties by the Company to ChubeWorkx all Company assets, worthy to satisfy its obligations, including all inventory and receivables, with the exception of (i) distribution contracts of the Company or any of its affiliates, (ii) customer lists, (iii) manufacturing processes (including all intellectual property required to use those processes and exploit products made thereby), and (iv) all equipment required to perform said manufacturing processes and other equipment; 2) the pledge as security of the settlement sum which remains unpaid by the Company to ChubeWorkx all Company (i) distribution contracts of the Company or any of its affiliates, (ii) customer lists, (iii) manufacturing processes (including all intellectual property required to use those processes and exploit products made thereby), and (iv) all equipment required to perform said manufacturing processes and other equipment; and 3) the grant of voting proxy by ChubeWorkx to the Company which allows the Company to vote ChubeWorkx’s shares for corporate formalities under certain conditions.

The pledged assets are only at risk in the event that the Company cannot satisfy any outstanding royalty payment obligations subject to various cure periods and/or through a restructuring and/or liquidation under the United States Bankruptcy laws of the Company in favor of payment of said obligation.

The Company began purchasing manufacturing molds, plastic components and the assembled BreathScan Lync device through Hainan and its related parties during the year ended December 31, 2016 (Note 11). The Company purchased a total of $207,135 during the year ended December 31, 2016 from this related party. As of December 31, 2016, the Company owed the three companies $164,049 which is included in trade and other payables – related party on the Consolidated Balance Sheet.

Trade receivables – related party as of December 31, 2016 and 2015 were $31,892 and $31,512. The amounts due are non-interest bearing, unsecured and generally have a term of 30-90 days (Note 5). This receivable is past due and management deemed it fully collectable.

Product revenue – related party for the year ended December 31, 2016 and 2015 were $380 and $36,512. The revenue was the result of sales to Hainan.

Note 18 - Commitments

The Company leases its facility in West Deptford, New Jersey under an operating lease with annual rentals of $132,000 plus common area maintenance (CAM) charges. The lease, which took effect on January 1, 2008, reduced the CAM charges allowing the Company to reach their own agreements with utilities and other maintenance providers.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 7, 2013, the Company extended its lease agreement for a term of 7 years, expiring December 31, 2019. Under the terms of the lease.

Rent expense, including related CAM charges for the years ended December 31, 2016 and 2015 was $161,160 and $161,281.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	132,000	5,130	137,130

Note 19 - Major Customers

For the year ended December 31, 2016, three customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 75% of the Company’s revenue. As of December 31, 2016, the amount due from these customers was $490,725. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the year ended December 31, 2015, two customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 65% of the Company’s revenue. As of December 31, 2015, the amount due from these customers was $435,261.

Note 20 - Major Suppliers

For the year ended December 31, 2016, one supplier accounted for 10% or more of the Company’s purchases. This supplier accounted for 27% of the Company’s total purchases. As of December 31, 2016, the amount due to this supplier was $164,049. This makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the year ended December 31, 2015, three suppliers accounted for 10% or more of the Company’s purchases. This supplier accounted for 41% of the Company’s total purchases. As of December 31, 2015, the amount due to these suppliers was $16,317.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Contingencies

On October 17, 2016 the Company was served with a notice that Pulse Health LLC (“Pulse”) filed a lawsuit against the Company on September 30, 2016 in United States Federal District Court, District of Oregon, alleging a breach of contract under the Settlement Agreement entered into by the Company and Pulse on April 8, 2011 which settled all claims and disputes between the Company and Pulse arising from a previously executed Technology Development Agreement entered into by the Company and Pulse and damages resulting from said alleged breach. Additionally, Pulse alleges false advertising and unlawful trade practices in connection with the Company’s sales activities of the Company’s OxiChek products. Pulse is seeking not less than $500,000 in damages for the allegations. The Company disputes such allegations.

The Company filed a series of motions with the Court seeking (1) to dismiss the Pulse complaint for lack of jurisdiction or, in the alternative, transfer the matter to the District Court for the District of New Jersey, Camden Vicinage and (2) to dismiss the unfair competition claims for failure to state a claim – on which relief could be granted.

Oral arguments on these motions was heard by the Court on Friday, March 10, 2017. We expect the Court to issue a ruling on these motions at some point on or before April 21, 2017.

The Company intends to establish a rigorous defense of all claims. As the case has not progressed beyond the initial legal motions and the Company is unable to assess the potential outcome, no accrual for losses was made as of December 31, 2016. All legal fees were expensed as and when incurred.

Note 22 - Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB ASC 280 “Segment Reporting”, the Chief Operating Officer is the chief operating decision-maker who reviews operating results to make decisions on allocaton of resources and assessment of performance for the entire company.

The total revenue by different product lines was as follows:

	For the ye rs ended
	December 31,
Product Line	2016	2015
MicroParticle Catalyzed Biosensor (“MPC”)	$282,516	$296,328
Particle ImmunoFiltrationAssay (“PIFA”)	2,577,148	1,391,017
Other	97,498	107,149
Product Revenue Total	$2,957,162	$1,794,494
License Fees	3,750	320,556
Total Revenue	$2,960,912	$2,115,050

The total revenue by geographic area determined based on the location of the customers was as follows:

	For the years ended
	December 31,
Geographic Region	2016	2015
United States	$2,330,723	$1,579,091
People’s Republic of China	502,998	37,506
Rest of World	127,191	498,453
Total Revenue	$2,960,912	$2,115,050

As of December 31, 2016, the Company had long-lived assets totaling $61,081 located in the People’s Republic of China and $1,500,086 located in the United States. All of the Company’s long-lived assets were located in the United States as of December 31, 2015.

Note 23 - Subsequent Events

On January 13, 2017, the Company completed a public offering of 1,789,500 common shares, raising net proceeds of $1,692,044. Below is a summary of the gross proceeds to net proceeds calculation.

	Shares	$	$
Common Shares
Base Offering	1,667,000	2,000,400
Over-Allotment	122,500	147,000
Gross Proceeds			2,147,400
Underwriter/Gunnar Expenses
Discount		150,318
Legal Fees		60,000
Roadshow		1,783
Miscellaneous		34,005
Total			246,106
Akers Biosciences Expenses
Legal & Accounting		197,813
Registration/Regulatory		11,437
Total			208,350
Net Proceeds			1,692,044

In addition to the common shares issued, the Company also issued 833,500 warrants with an exercise price of $1.50 per common share in support of the base offering and 61,250 warrants with an exercise price of $1.20 per common share. All of the warrants issued carry have a five-year term.

On March 31, 2017, the Company completed a private offering of 1,448,400 unregistered shares of common stock, raising net proceeds of 1,760,817. The unregistered shares will be admitted to trading once a Registration Statement, which will be filed with the Securities and Exchange Commission within 20 days, has been deemed effective. Below is a summary of the gross proceeds to net proceeds calculation.

	Shares	$	$
Common Shares
Base Offering	1,448,400	2,027,760
Gross Proceeds			2,027,760
Underwriter/Gunnar Expenses
Discount		141,943
Legal Fees		50,000
Total			191,943
Akers Biosciences Expenses
Legal Fees		75,000
Total			75,000
Net Proceeds			1,760,817

In addition to the common shares issued, the Company also issued 724,200 warrants with an exercise price of $1.96 per common share with a five-year term.

On April 4, 2017, two warrant holders from the January 13, 2017 public offering exercised 160,000 warrants with an exercise price of $1.50 per common share, raising net proceeds of $240,000.

On April 5, 2017, two warrant holders from the January 13, 2017 public offering exercised 3,300 warrants with an exercise price of $1.50 per common share, raising net proceeds of $4,950.

