Form 10-K/A
period 2016-12-31
Akers Biosciences, Inc.
filed 2017-04-18
CIK 1321834

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment (the “Amendment”) to Akers Biosciences, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on April 11, 2017 (the “Form 10-K”), is being filed with the limited purpose of adding the consent of Morison Cogen LLP for the incorporation of their report contained in the Form 10-K into the Company’s Registration Statement on Form S-3/A dated November 15, 2016 (the “Consent”). The Consent is attached as exhibit 23.1 to the Amendment. All other items in the Form 10-K are unchanged.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit

23.1	Consent of Independent Registered Accounting Firm.*

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: April 18, 2017	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 18, 2017	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	Vice President, Finance & Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Knox	Non-Executive Chairman	April 18, 2017
Thomas Knox

/s/ Raymond Akers Jr.	Vice Chairman	April 18, 2017
Raymond Akers Jr.

/s/ Brandon Knox	Director	April 18, 2017
Brandon Knox

/s/ Robert E. Andrews	Director	April 18, 2017
Robert E. Andrews

/s/ Dr. Raza Bokhari	Director	April 18, 2017
Dr. Raza Bokhari