Form 10-Q
period 2017-03-31
Akers Biosciences, Inc.
filed 2017-05-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-36268

AKERS BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2983783
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

201 Grove Road

Thorofare, NJ 08086

(Address of principal executive offices)

(856) 848-2116

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2017, there were 8,895,075 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION.

Item 1. Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	2017	2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,085,082	$72,700
Marketable Securities	157,475	50,001
Trade Receivables, net	517,061	601,271
Trade Receivables - Related Party, net	24,434	31,892
Deposits and other receivables	13,090	23,782
Inventories, net	2,169,732	2,036,521
Prepaid expenses	98,347	168,277
Prepaid expenses - Related Party	263,907	202,500

Total Current Assets	5,329,128	3,186,944

Non-Current Assets
Prepaid expenses - Related Party	192,636	270,183
Property, Plant and Equipment, net	258,225	259,392
Intangible Assets, net	1,258,998	1,301,775
Other Assets	66,813	66,813

Total Non-Current Assets	1,776,672	1,898,163

Total Assets	$7,105,800	$5,085,107

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,263,304	$1,463,363
Trade and Other Payables - Related Party	95,883	234,067

Total Current Liabilities	1,359,187	1,697,430

Total Liabilities	1,359,187	1,697,430

STOCKHOLDERS' EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common Stock, No par value, 500,000,000 shares authorized, 8,853,745 and 5,452,545 issued and outstanding as of March 31, 2017 and December 31, 2016	104,594,633	100,891,786
Deferred Compensation	(19,369)	(24,572)
Accumulated Deficit	(98,828,807)	(97,479,537)
Accumulated Other Comprehensive Income/(Loss)	156	-

Total Stockholders' Equity	5,746,613	3,387,677

Total Liabilities and Stockholders' Equity	$7,105,800	$5,085,107

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2017 and 2016

(unaudited)

	2017	2016
Revenues:
Product Revenue	$643,187	$737,643
Product Revenue - Related party	24,063	380
Total Revenues	667,250	738,023
Cost of Sales:
Product Cost of Sales	(258,721)	(200,028)

Gross Income	408,529	537,995

Administrative Expenses	790,529	923,560
Sales and Marketing Expenses	556,655	725,324
Sales and Marketing Expenses - Related Party	32,279	-
Research and Development Expenses	348,442	363,292
Amortization of Non-Current Assets	42,777	42,777

Loss from Operations	(1,362,153)	(1,516,958)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	(10,346)	2,256
Interest and Dividend Income	(2,537)	(10,285)
Other Income	-	-
Total Other Income	(12,883)	(8,029)

Loss Before Income Taxes	(1,349,270)	(1,508,929)

Income Tax Benefit	-	-

Net Loss Attributable to Common Stockholders	(1,349,270)	(1,508,929)

Other Comprehensive Income
Net Unrealized Gains on Marketable Securities	156	8,534
Total Other Comprehensive Income	156	8,534

Comprehensive Loss	$(1,349,114)	$(1,500,395)

Basic and diluted loss per common share	$(0.19)	$(0.28)

Weighted average basic and diluted common shares outstanding	6,993,574	5,425,045

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholder’s Equity

For the three months ended March 31, 2017

	Common				Accumulated
	Shares				Other
	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2016 (audited)	5,452,545	$100,891,786	$(24,572)	$(97,479,537)	$-	$3,387,677

Net loss	-	-	-	(1,349,270)	-	(1,349,270)
Public offering of common stock, net of offering costs of $455,356	1,789,500	1,692,044	-	-	-	1,692,044
Private offering of common stock, net of offering costs of $266,943	1,448,400	1,760,817	-	-	-	1,760,817
Exercise of warrants for common stock	163,300	244,950	-	-	-	244,950
Amortization of deferred compensation	-	-	5,203	-	-	5,203
Issuance of non-qualified stock options to key employees	-	5,036	-	-	-	5,036
Net unrealized gain on marketable securities	-	-	-	-	156	156

Balance at March 31, 2017 (unaudited)	8,853,745	$104,594,633	$(19,369)	$(98,828,807)	$156	$5,746,613

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(unaudited)

	2017	2016
Cash flows from operating activities
Net loss for the year	$(1,349,270)	$(1,508,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	(326)	9,213
Depreciation and amortization	60,718	56,479
Reserve for obsolete inventory	(32,333)	-
Allowance for doubtful accounts	40,859	-
Fair value of restricted common stock issued for services	5,203	-
Share based compensation to employees - options	5,036	-
Share based compensation to non-employees - options	-	8,241
Changes in assets and liabilities:
(Increase)/decrease in trade receivables	43,351	(172,513)
Decrease in trade receivables - related party	7,458	-
Decrease in deposits and other receivables	10,692	46,055
(Increase)/decrease in inventories	(100,878)	(80,504)
Decrease in prepaid expenses	69,930	47,661
Decrease in prepaid expenses - related party	16,140	-
Decrease in trade and other payables	(200,059)	(125,558)
Decrease in trade and other payables - related party	(138,184)	-
Net cash used in operating activities	(1,561,663)	(1,719,855)

Cash flows from investing activities
Purchases of property, plant and equipment	(16,774)	(83,772)
Purchases of marketable securities	(1,202,210)	(19,498)
Proceeds from sale of marketable securities	1,095,218	1,601,456
Net cash (used in)/provided by investing activities	(123,766)	1,498,186

Cash flows from financing activities
Net proceeds from issuance of common stock	3,452,861	-
Net proceeds from exercise of warrants for common stock	244,950	-
Net cash provided by financing activities	3,697,811	-

Net increase/(decrease) in cash	2,012,382	(221,669)
Cash at beginning of year	72,700	402,059
Cash at end of year	$2,085,082	$180,390

Supplemental Schedule of Non-Cash Financing and Investing
Activities
Net unrealized gains on marketable securities	$156	$8,534

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Business

(a) Reporting Entity

The accompanying financial statements have been prepared by Akers Biosciences, Inc. (“Akers” or the “Company”), a company domiciled in the United States of America. The address of the Company’s registered office is 201 Grove Road, West Deptford, New Jersey, 08086. The Company is incorporated in the United States of America under the laws of the State of New Jersey.

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

Notes to Condensed Consolidated Financial Statements

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

(d) Comprehensive Income (Loss)

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

As of March 31, 2017 and December 31, 2016, allowances for doubtful accounts for trade receivables were $187,055 and $1,010,196. Bad debt expenses for trade receivables were $42,361 and $- for the three months ended March 31, 2017 and 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(i) Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

All of the Company’s cash is maintained with Fulton Bank of New Jersey, Bank of America, NA and PayPal. The funds are insured by the FDIC up to a maximum of $250,000, but are otherwise unprotected. The Company placed $2,080,924 and $67,865 with Fulton Bank of New Jersey, $118 and $795 with Bank of America, NA and $4,040 and $4,040 with PayPal as of March 31, 2017 and December 31, 2016. No losses have been incurred in these accounts.

Concentration of credit risk with respect to trade receivables exists as approximately 67% of the Company’s product revenue is generated by two customers. These customers accounted for 55% of trade receivables as of March 31, 2017. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

Notes to Condensed Consolidated Financial Statements

The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Plant and equipment	5-12
Furniture and fixtures	5-10
Computer equipment & software	3-5
Shorter of the
Leasehold Improvements	remaining lease or
estimated useful life

Depreciation methods, useful lives and residual values are reviewed at each reporting date.

(l) Intangible Assets

(i) Patents and Trade Secrets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2017, the Company has ten patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002 and 002216895-0003), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

Notes to Condensed Consolidated Financial Statements

(iv) Amortization

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Patents and trademarks	12-17
Customer lists	5

(m) Recoverability of Long Lived Assets

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

(o) Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. The accrual for estimated sales returns was $- as of March 31, 2016 and December 31, 2016.

The Company implemented a standard dealer cost model during the year ended December 31, 2016 which includes a provision for rebates to the distributors under limited circumstances. The Company has established an accrual of $28,202 and $172,776, which is a reduction of revenue, for the three months ended March 31, 2017 and 2016. Accounts receivable will be reduced when the rebates are applied by the customer. During the three months ended March 31, 2017 and 2016, the Company recognized $102,824 and $99,968 in rebates, which is included as a reduction of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

Notes to Condensed Consolidated Financial Statements

(q) Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $18,420 and $16,045 for the three months ended March 31, 2017 and 2016. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $16,177 and $21,714 for the three months ended March 31, 2017 and 2016.

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

Notes to Condensed Consolidated Financial Statements

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

(u) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(v) Recently Adopted Accounting Pronouncements

As of March 31, 2017 and for the three months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

Notes to Condensed Consolidated Financial Statements

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

Note 3 – Management Plan

Historically, the Company has relied upon public offerings and private placements of common stock to raise operating capital. During the three month period ending March 31, 2017, the Company raised approximately $1.7 million in a public offering and an additional $1.8 million from a private placement of common stock (Note 11). As of May 10, 2017, the Company had cash and marketable securities of approximately $1.75 million and working capital of approximately $3.70 million.

The 2017-19 Strategic Business Plan (“Strat Plan”) was presented to and approved by the Board of Directors on December 12, 2016. The plan outlines the Company’s business objectives for the next three years and sets measurable targets for new product releases, sales and marketing programs to increase market penetration for the Company’s products and operational expense management.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Implementation of the Strat Plan began in January 2017 and management remains confident that the objectives are achievable, however; during the first half of 2017, the Company may encounter limited periods of cash shortages and is proactively working to minimize their impact on operations. The Company anticipates maintaining a cash-flow positive position during the next twelve months based upon the revenue targets as outlined in the Strat Plan, the results of the private placement offering in March 2017 and the backing by a shareholder if required. In Addition, the Company has initiated discussions with our primary financial institution to establish a line of credit to manage short-term cash fluctuations.

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

During the three months ended March 31, 2017, the Company’s average weekly operating cash requirement increased to $120,722. The increase resulted from payments to vendors and sub-contractors included in the December 31, 2016 accounts payable balance, a significant royalty payment that had been deferred in 2016 as part of a legal settlement and other payments for contractual obligations. Many of these items are one-time events and the Company anticipates the cash requirements to revert to the $80,000 to $85,000 per week.

Barring any unforeseen circumstances, the Company believes that it is probable that it will be able to meet its obligations as they fall due within one year after the financial statements are issued.

Note 4 - Fair Value Measurement - Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2017 and December 31, 2016.

U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	As of March 31, 2017
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$1,012	$-	$-	$-	$1,012
Municipal securities	155,951	356	156	-	156,463
Total Level 2:	156,963	356	156	-	157,475

Total:	$156,963	$356	$156	$-	$157,475

		As of December 31, 2016
	Cost	Accrued Income	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Money market funds	$29,657	$15	$-	$-	$29,672
Municipal securities	20,314	15	-	-	20,329
Total Level 2:	49,971	30	-	-	50,001
Total:	$49,971	$30	$-	$-	$50,001

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains relating to the available for sale investment securities were recorded in the Condensed Consolidated Statement of Changes in Stockholders’ Equity as comprehensive income. These amounts were $156 and $8,534 (net of effect of income tax expense of $-)for the three months ended March 31, 2017 and 2016.

Proceeds from the sale of marketable securities in the three months ended March 31, 2017 and 2016 were $1,095,218 and $1,601,456. Gross gains as a result of the sales amounted to $1,051 and $308 for the three months ended March 31, 2017 and 2016, respectively.

Note 5 - Trade Receivables – Related Party

Trade receivables – related party are made up of amounts due from Hainan Savy Akers Biosciences Ltd (“Hainan”), a joint venture between Akers, Thomas Knox, Akers’ current Board Chairman, and Hainan Savy Investment Management Ltd, located in the People’s Republic of China. The Company holds a 19.9% position in the joint venture. The amount due is non-interest bearing, unsecured and generally has a term of 30-90 days (Note 14).

Note 6 - Inventories

Inventories consists of the following categories:

	March 31,	December 31,
	2017	2016
Raw Materials	$429,978	$440,316
Sub-Assemblies	972,648	907,989
Finished Goods	796,045	749,488
Reserve for Obsolescence	(28,939)	(61,272)
	$2,169,732	$2,036,521

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2017 and 2016, $- and $2,968 was charged to cost of goods sold for obsolete inventory.

Note 7 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2017	2016

Computer Equipment	$114,771	$114,771
Computer Software	40,681	40,681
Office Equipment	39,959	39,959
Furniture & Fixtures	29,939	29,939
Machinery & Equipment	1,126,134	1,126,134
Molds & Dies	851,254	834,480
Leasehold Improvements	222,593	222,593
	2,425,331	2,408,557
Less
Accumulated Depreciation	2,167,106	2,149,165

	$258,225	$259,392

During the three months ended March 31, 2017 and 2016 depreciation expense was $17,941 and $13,702.

Note 8 - Intangible Assets

Intangible assets as of March 31, 2017 and December 31, 2016 and the movements for the periods then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2016	$2,626,996	$1,270,639	$3,897,635
Additions	-	-	-
Disposals	-	-	-
At March 31, 2017	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2016	$1,325,221	$1,270,639	$2,595,860
Amortization Charge	42,777	-	42,777
Disposals	-	-	-
At March 31, 2017	$1,367,998	$1,270,639	$2,638,637

Net Book Value
At December 31, 2016	$1,301,775	$-	$1,301,775
At March 31, 2017	$1,258,998	$-	$1,258,998

During the three months ended March 31, 2017 and 2016 amortization expense was $42,777 and $42,777.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2017	$171,108
2018	$171,108
2019	$171,108
2020	$171,108
2021	$171,108

Note 9 - Trade and Other Payables

Trade and other payables consists of the following:

	March 31,	December 31,
	2017	2016
Trade Payables	$650,352	$923,311
Accrued Expenses	553,202	480,302
Deferred Compensation	59,750	59,750
	$1,263,304	$1,463,363

Trade and other payables – related party are as follows:

	March 31,	December 31,
	2017	2016
Trade Payables	$95,883	$182,001
Accrued Expenses	-	52,066
	$95,883	$234,067

The Company recorded royalty expenses of $32,279 and $- for the three months ended March 31, 2017 and 2016 for ChubeWorkx Guernsey Limited (“ChubeWorkx”), a major shareholder, in relation to the settlement of legal claims (Note 14). The expense is included in sales and marketing expenses – related party on the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of March 31, 2017, the Company owed ChubeWorkx $16,139 which was paid on April 20, 2017.

As of March 31, 2017, the Company owed Hainan $670. Senior management at Hainan are actively involved in two other companies, Shenzhen Savy-Akers Biosciences (“Shenzhen”) and Dong Guan Senming E&P (“Senming”) and are therefore being included as related parties. The Company owed these two companies $79,074 as of March 31, 2017.

Trade and other payables are non-interest bearing and are normally settled on 30 – 60 day terms.

Note 10 - Share-based Payments

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

On September 30, 2016, the Board of Directors increased the number of authorized shares of common stock subject to the Amended Plan to 830,000 shares. As of March 31, 2017, under the 2013 Amended Plan, grants of restricted stock and options to purchase 268,166 shares of common stock have been issued and are unvested or unexercised and 13,292 shares of common stock remain available for grants.

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

The Company did not issue any options or warrants under the above plan during the three months ended March 31, 2017.

The following table summarizes the option activities for the three months ended March 31, 2017:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2016	259,000	$4.23	3.05	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2017	259,000	$4.23	2.80	$17,100
Exercisable as of March 31, 2017	239,167	$4.31	2.67	$17,100

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.80 for our common shares on March 31, 2017. Forfeited

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

A summary of the Company’s non-vested shares as of March 31, 2017 and the changes during the period then ended are as follows:

		Weighted
		Average Grant
Non-Vested Shares	Shares	Date Fair Value
Non-vested at January 1, 2017	19,834	$2.36
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2017	19,834	$2.36

Unrecognized compensation cost related to non-vested employee stock options totaled $28,259 as of March 31, 2017. The cost is to be recognized over a weighted average period of 1.38 years.

During the three months ended March 31, 2017 and 2016, the Company incurred stock option expenses totaling $5,036 and $-, respectively.

During the three months ended March 31, 2017, The Company issued 894,750 warrants in conjunction with the January 2017 public offering and an additional 724,200 warrants with the March 2017 private placement. All warrants carry a five-year expiration term. The table below summarizes the warrant activity for the three months ended March 31, 2017:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Term (years)
Balance at December 31, 2016	-	$-	-
Granted	1,618,950	1.48	4.88
Exercised	(163,300)	(1.50)	(4.79)
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at March 31, 2017	1,455,650	$1.72	4.90
Exercisable as of March 31, 2017	731,450	$1.47	4.79

Note 11 - Equity

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

On June 8, 2016, the Company issued 27,500 restricted common shares to an officer in connection with his employment agreement. These shares vest 1/3 immediately on the date of the grant and the remaining 2/3 vests equally on March 1, 2017 and March 1, 2018. The fair value of these shares was $54,725 and was based on the share price on the date of the grant. $5,204 was recorded during the three months ended March 31, 2017 as administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss and the remaining $19,369 is reported as deferred compensation, a contra equity account, on the Condensed Consolidated Balance Sheet as of March 31, 2017.

On January 13, 2017, the Company completed a public offering of 1,789,500 common shares, raising net proceeds of $1,692,044. Below is a summary of the gross proceeds to net proceeds calculation.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Public Offering - January 13, 2017
	Shares	$	$
Common Shares
Base Offering	1,667,000	2,000,400
Over-Allotment	122,500	147,000
Gross Proceeds			2,147,400
Underwriter/Gunnar Expenses
Discount		150,318
Legal Fees		60,000
Roadshow		1,783
Miscellaneous		34,005
Total			246,106
Akers Biosciences Expenses
Legal & Accounting		197,813
Registration/Regulatory		11,437
Total			209,250
Net Proceeds			1,692,044

In addition to the common shares issued, the Company also issued 833,500 warrants with an exercise price of $1.50 per common share in support of the base offering and 61,250 warrants with an exercise price of $1.20 per common share. All of the warrants issued have a five-year term.

On March 27, 2017, two warrant holders from the January 13, 2017 public offering executed 160,000 warrants with an exercise price of $1.50 per common share, raising net proceeds of $240,000.

On March 28, 2017, two warrant holders from the January 13, 2017 public offering executed 3,300 warrants with an exercise price of $1.50 per common share, raising net proceeds of $4,950.

On March 30, 2017, the Company completed a private placement of 1,448,400 unregistered shares of common stock, raising net proceeds of $1,760,817. The unregistered shares will be admitted to trading once a Registration Statement, which will be filed with the Securities and Exchange Commission within 20 days, has been deemed effective. Below is a summary of the gross proceeds to net proceeds calculation.

	Private Placement - March 30, 2017
	Shares	$	$
Common Shares
Base Offering	1,448,400	2,027,760
Gross Proceeds			2,027,760
Underwriter/Gunnar Expenses
Discount		141,943
Legal Fees		50,000
Total			191,943
Akers Biosciences Expenses
Legal & Accounting		75,000
Total			75,000
Net Proceeds			1,760,817

In addition to the common shares issued, the Company also issued 724,200 warrants with an exercise price of $1.96 per common share with a five-year term.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following is a reconcilement of the movement of shares of Series A Convertible Preferred stock (“preferred stock”) and common stock:

	Authorized		Issued
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Balance at December 31, 2016	50,000,000	500,000,000	-	5,452,545

Shares Issued:
January 13, 2017	-	-	-	1,789,500
March 27, 2017	-	-	-	160,000
March 28, 2017	-	-	-	3,300
March 30, 2017	-	-	-	1,448,400
Balance at March 31, 2017	50,000,000	500,000,000	-	8,853,745

Note 12 - Loss per share

The calculation of basic and diluted loss per share at March 31, 2017 and 2016 was based on the loss attributable to common shareholders of $1,349,270 and $1,508,929 The basic and diluted weighted average number of common shares outstanding as of March 31, 2017 and 2016 was 6,993,574 and 5,425,045.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic net loss per common share for the three months ended March 31, 2017 and 2016 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were as follows: incentive and award stock options – 259,000 (2016: 203,000); unvested restricted shares of common stock – 9,166 (2016: 18,333); warrants – 1,455,650 (2016: -) as of March 31, 2017.

Note 13 - Income Tax Expense

There is no income tax benefit for the losses for the three months ended March 31, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2017 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14 - Related Party Transactions

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

On August 17, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with ChubeWorkx Guernsey Limited (“ChubeWorkx”), a major shareholder, which settled all pending claims between the Company and ChubeWorkx. Specifically, the Company and ChubeWorkx agreed to voluntarily dismiss (i) the action in the United States Federal Court, District of New Jersey brought by the Company against ChubeWorkx for outstanding amounts due to the Company under a promissory note and (ii) the action in The High Court of Justice, Queen’s Bench Division Commercial Court, Royal Courts of Justice, United Kingdom brought by ChubeWorkx against the Company arising from an exclusive licensing agreement between ChubeWorkx and the Company (“Licensing Agreement”).

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expenses of $32,279 and $- for the three months ended March 31, 2017 and 2016 which are included in sales and marketing expenses – related party on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

The Company began purchasing manufacturing molds, plastic components and the assembled BreathScan Lync™ device through Hainan and its related parties during the year ended December 31, 2016 (Note 9). The Company purchased a total of $16,774 and $3,084 during the three months ended March 31, 2017 and 2016 from this related party. As of March 31, 2017, the Company owed the three companies $79,744 which is included in trade and other payables – related party on the Condensed Consolidated Balance Sheet.

Trade receivables – related party as of March 31, 2017 and December 31, 2016 were $24,434 and $31,892. The amounts due are non-interest bearing, unsecured and generally have a term of 30-90 days (Note 5).

Product revenue – related party for the three months ended March 31, 2017 and 2016 were $24,063 and $380. The revenue was the result of sales to Hainan and its related parties.

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

Rent expense, including related CAM charges for the three months ended March 31, 2017 and 2016 was $40,487 and $40,290.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Building	Equipment
	Lease	Lease	Total
Next 12 Months	$132,000	$6,156	$138,156
Next 13-24 Months	132,000	6,156	138,156
Next 25-36 Months	99,000	3,591	102,591

Note 16 - Major Customers

For the three months ended March 31, 2017, two customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 67% of the Company’s revenue. As of March 31, 2017, the amount due from these customers was $397,523. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the three months ended March 31, 2016, two customers each generated more than 10% of the Company’s product revenue. In aggregate, sales to these customers accounted for 74% of the Company’s product revenue. As of March 31, 2016, the amount due from these two customers was $500,742.

Note 17 - Major Suppliers

For the three months ended March 31, 2017, one supplier accounted for 10% or more of the Company’s purchases. This supplier accounted for 23% of the Company’s total purchases. As of March 31, 2017, the amount due to this supplier was $-.

For the three months ended March 31, 2016, two suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 23% of the Company’s total purchases. As of March 31, 2016, the amount due to the suppliers was $-.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18 – Contingencies

On October 17, 2016 the Company was served with a notice that Pulse Health LLC (“Pulse”) filed a lawsuit against the Company on September 30, 2016 in United States Federal District Court, District of Oregon, alleging a breach of contract under the settlement agreement entered into by the Company and Pulse on April 8, 2011 which settled all claims and disputes between the Company and Pulse arising from a previously executed Technology Development Agreement entered into by the Company and Pulse and damages resulting from said alleged breach. Additionally, Pulse alleges false advertising and unlawful trade practices in connection with the Company’s sales activities relating to the Company’s OxiChek™ products. Pulse is seeking not less than $500,000 in damages for these allegations. The Company disputes such allegations.

The Company filed a series of motions with the Court seeking (1) to dismiss the Pulse complaint for lack of jurisdiction or, in the alternative, transfer the matter to the District Court for the District of New Jersey, Camden Vicinage and (2) to dismiss the unfair competition claims for failure to state a claim on which relief could be granted. Oral arguments on these motions were heard by the Court on March 10, 2017.

The Court decided by order dated April 14, 2017 in favor of the Company and has dismissed with prejudice the claims brought by Pulse for unfair competition (both federal and state counts). The Court decided against the Company in its motions for transfer of venue and for lack of jurisdiction.  As such, the case shall proceed in the District Court of Oregon with discovery commencing in late April. Pulse requested the Company’s consent to file an amended complaint removing the dismissed counts as well as to correct some ministerial errors. The Company filed a stipulation for Pulse to file its amended complaint on April 28, 2017. Pulse subsequently filed its amended complaint on April 28, 2017. The Company is preparing its answer to the amended complaint.

The Company intends to establish a rigorous defense of all claims. As the case has not progressed beyond initial motion practice and early discovery, the Company is unable to assess the potential outcome, no accrual for losses was made as of March 31, 2017. All legal fees were expensed as and when incurred.

Note 19 – Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB ASC 280 “Segment Reporting”, the Chief Operating Officer is the chief operating decision-maker who reviews operating results to make decisions on allocation of resources and assessment of performance for the entire company.

The total revenue by different product lines was as follows:

	Three months ended
	March 31,
Product Line	2017	2016
MicroParticle Catalyzed Biosensor (“MPC”)	$85,659	$64,785
Particle ImmunoFiltration Assay (“PIFA”)	560,921	635,173
Other	20,670	38,065
Product Revenue Total	$667,250	$738,023
License Fees	-	-
Total Revenue	$667,250	$738,023

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three months ended
	March 31,
Geographic Region	2017	2016
United States	$617,691	$677,499
People’s Republic of China	21,030	30,250
Rest of World	28,529	30,274
Total Revenue	$667,250	$738,023

The Company had long-lived assets totaling $70,405 and $61,081 located in the People’s Republic of China and $1,446,818 and $1,500,086 located in the United States as of March 31, 2017 and December 31, 2016, respectively.

Note 20 - Subsequent Events

In April, 2017, five warrant holders from the January 13 2017 public offering exercised 34,000 warrants with an exercise price of $1.50 per common share, raising net proceeds of $51,000.

In May, 2017, three warrant holders from the January 13, 2017 public offering exercised 7,350 warrants with an exercise price of $1.50 per common share, raising net proceeds of $10,995.

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

At March 31, 2017, Akers had cash of $2,085,082, working capital of $3,969,941, stockholders’ equity of $5,746,613 and an accumulated deficit of $98,828,807. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 12 months. The Company closely monitors its cash balances, cash needs and expense levels.

Summary of Statements of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue

Akers’ revenue for the three months ended March 31, 2017 totaled $667,250, a 10% decrease from the same period in 2016. The table below summarizes our revenue by product line for the three months ended March 31, 2017 and 2016 as well as the percentage of change year-over-year:

Product Lines	3 Months Ended March 31, 2017	3 Months Ended March 31, 2016	Percent Change
Particle ImmunoFiltration Assay (“PIFA”)	$560,921	$635,173	(12)%
MicroParticle Catalyzed Biosensor (“MPC”)	85,659	64,785	32%
Other	20,670	38,065	(46)%
Product Revenue Total	$667,250	$738,023	(10)%
Total Revenue	-	-	-%
Total Revenue	$667,250	$738,023	(10)%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products decreased 12% during the three months ended March 31, 2017 over the same period of 2016. The decrease is due primarily to two events; first, the implementation, effective April 1, 2016, of revisions to the contract terms, conditions and rebate programs with our distribution partners that impacted revenue for the product group by approximately $54,000. This one time anomaly was necessary for the Company to implement its ‘value expressed in price’ strategy and the effect of these changes on the year-over-year comparatives will only be apparent for the three months ended March 31, 2017 versus the same period of 2016.

Secondly, during the three months ended March 31, 2016 the Company recognized approximately $28,000 in PIFA revenue from the Company’s distribution partner in the People’s Republic of China (“PRC”). No revenue was recognized during the same period of 2017. The distributor is patiently working with the various provincial governments in the PRC to finalize reimbursement rates for the providers. Once these rates are established, the distributor expects strong demand for the PIFA products.

Total unit sales volumes for PIFA Classic and PIFA PLUSS in the United States remained steady, however; the sales mix changed slightly year-over-year. The Company experienced renewed interest in Western Europe and the Far East for the products after reviving the Conformité Européene Mark (“CE Mark”) PIFA Classic product and has begun shipping PIFA into Great Britain and India.

Excluding sales to the People’s Republic of China, the Company has realized small, but consistent growth in the sales of the PIFA Heparin/PF4 products since the second quarter of 2016. The graph below illustrates this performance:

MPC revenue increased 32% during the three months ended March 31, 2017 over the same period of 2016. Domestic and International sales of the new BreathScan Lync™ and OxiChek™ products accounted for the majority of the improvement.

Other operating revenue decreased to $20,670 (2016: $38,065) during the three months ended March 31, 2017. The category is made up of the sales of miscellaneous raw material components or sub-assembled products that are not normally available for sale, for example, unlabeled BreathScan Alcohol tubes in bulk for private labeling by the distributor. The category also includes fees collected for shipping and handling charges.

The Company’s gross margin declined to 61% (2016: 73%) for the three months ended March 31, 2017. Higher costs for manufacturing supplies ($21,742 (2016: $7,591)) and services provided by sub-contractors for material preparation, assembly and packaging ($113,761 (2016: $8,092)) were offset by the transfer of production costs to inventory for sub-assemblies and finished goods ($133,111 (2016: $82,958)). Part of these increased costs are associated with the introduction of new products and, as such, are not expected to be recurring. The Company expects the gross margin rate to return to the 65% to 68% range in the near-term.

Cost of sales for the three months ended March 31, 2017 totaled $258,721 (2016: $200,028). Direct cost of sales increased to 16% of product revenue while other cost of sales increased to 23% for the three months ended March 31, 2017 as compared to 11% and 16% respectively for the same period in 2016.

Direct cost of sales for the three-month period ended March 31, 2017 were $106,129 (2016: $80,789). Other cost of sales for the three months ended March 31, 2017 were $152,593 (2016: $119,240).

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017, totaled $790,529, which was a 14% decrease as compared to $923,560 for the three months ended March 31, 2016.

The table below summarizes our general and administrative expenses for the three months ended March 31, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2017	3 Months Ended March 31, 2016	Percent Change
Personnel Costs	$334,527	$378,748	(12)%
Professional Service Costs	191,753	249,848	(23)%
Stock Market & Investor Relations Costs	82,386	117,040	(30)%
Other General and Administrative Costs	181,863	177,924	2%
Total General and Administrative Expense	$790,529	$923,560	(14)%

Personnel expenses declined by 12% for the three months ended March 31, 2017 as compared to the same period of 2016. This decline was a result of the transfer of Dr. Akers’ salary and benefits from the General and Administrative department to Research and Development as he assumed his new responsibilities as Chief Scientific Director for the Company. The decrease was partially offset by increases in other benefit expenses.

Professional service costs decreased 23% for the three months ended March 31, 2017 as compared to the same period of 2016. Significant decreases in accounting and audit ($- (2016: $40,296)) and in legal fees ($138,688 (2016: $189,819)) were the major contributors.

During the second quarter of 2016, the Company renegotiated it contracts for investor relations services which is responsible for the decline in stock market and investor relations costs. General market consulting services totaled $23,267 (2016: $37,474) and investor relations totaled $39,354 (2016: $61,754) were the major contributors to the 30% reduction in costs for the three months ended March 31, 2017.

Other general and administrative expenses increased by 2%. This increase is the result of an adjustment to the Company’s allowance for doubtful accounts of $42,361 (2016: $-), a project to implement upgrades to the Company’s electronic mail system, internal wireless networks and the addition of an automated cloud-based backup system increased computer expenses to $18,619 (2016: $1,520). These increases were offset by a significant decrease in travel expenses $9,567 (2016: $61,943).

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2017 totaled $588,934 which was a 19% decrease as compared to $725,324 for the three months ended March 31, 2016.

The table below summarizes our sales and marketing expenses for the three months ended March 31, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2017	3 Months Ended March 31, 2016	Percent Change
Personnel Costs	$335,832	$419,688	(20)%
Professional Service Costs	65,046	193,104	(66)%
Royalties and Outside Commission Costs	45,133	19,744	129%
Other Sales and Marketing Costs	142,923	92,788	54%
Total Sales and Marketing Expenses	$588,934	$725,324	(19)%

Personnel costs decreased in the three months ended March 31, 2017 as compared to the same period of 2016. The Company has reduced its sales and marketing staff from 10 members on January 1, 2016 to 4 as of March 31, 2017 as a result of a new sales and marketing strategy that targets large integrated delivery networks instead of individual facilities. This strategy requires fewer, but more experienced and technically knowledgeable sales personnel to interact with executive management, laboratory and medical directors. The Company incurred severance expenses related to staff reductions during the three months ended March 31, 2016 which did not recur during the same period of 2017.

The Company renegotiated or eliminated several consulting arrangements targeted at improving market penetration or identifying marketing or distribution partners during the first half of 2016. The result is a significant reduction of 66% in professional services ($65,046 (2016: $193,104)) for the three months ended March 31, 2017.

The legal settlement with ChubeWorkx Guernsey, Ltd (“ChubeWorkx”), signed on August 11, 2016, requires the Company to pay a 5% royalty on adjusted gross sales to ChubeWorkx on a quarterly basis. During the three months ended March 31, 2017, this royalty totaled $32,279 (2016: $-).

The Company has launched an awareness campaign directed at surgeons, pathologists and laboratory and medical directors regarding the risks associated with heparin induced thrombocytopenia (“HIT”) and a campaign directed at health and wellness professionals to introduce the BreathScan Lync™ and OxiChek™ products. In support of the health and wellness project, the Company produced an infomercial in coordination with Balancing Act that aired on May 8, 2017. Expenses related to the production, which occurred in February, 2017, totaled $54,700 and accounted for the majority of the 54% increase in other sales and marketing expenses for the three months ended March 31, 2017.

Research and Development

Research and development expenses for the three months ended March 31, 2017 totaled $348,442, which was a 4% decrease as compared to $363,292 for the three months ended March 31, 2016.

The table below summarizes our research and development expenses for the three months ended March 31, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2017	3 Months Ended March 31, 2016	Percent Change
Personnel Costs	$284,949	$159,022	79%
Clinical Trial Costs	150	97,078	(100)%
Professional Service Costs	29,124	38,569	(24)%
Other Research and Development Costs	34,219	68,623	(50)%
Total Research and Development Expenses	$348,442	$363,292	(4)%

Personnel costs increased 79% during the three months ended March 31, 2017 as compared to the same period of 2016. This increase was a result of the transfer of Dr. Akers’ salary and benefits from the General and Administrative department to Research and Development as he assumed his new responsibilities as Chief Scientific Director for the Company.

Clinical trial costs decreased 100% during the three months ended March 31, 2017 as compared to the same period of 2016. The Company initiated two clinical trials during the three months ended March 31, 2016, one to test the effectiveness of the PIFA Chlamydia assay and one for the KetoChek™ health and wellness product. Both studies were completed during 2016 and no significant expense was incurred during the three months ended March 31, 2017.

The Company utilizes an engineering consultant to address production mold designs, specialized tooling and manufacturing process development. Costs for these services during the three months ended March 31, 2017 increased to $23,124 (2016: $19,753). The engineering costs were offset by a decline in expenses for a consulting medical director with totaled $6,000 ($2016: $18,816) in the three months ended March 31, 2017.

Reductions in laboratory supplies ($8,059 (2016: $28,600)) and seminars and conferences ($- (2016: $10,493)) resulted in a decrease of 50% for other research and development costs during the three months ended March 31, 2017.

The following table illustrates research and development costs by project for the three months ended March 31, 2017 and 2016, respectively:

Project	2017	2016
Breath Alcohol	$4,669	$1,381
Chlamydia Trachomatis	51,709	5,340
Heparin/PF4	11,499	56,347
Ketone	1,707	1,417
KetoChek™ / OxiChek™	89,724	183,898
Metron	-	2,507
Other Projects	59,688	68,226
Pulmo Health	-	2,906
SeraSTAT	5,610	-
Tri-Cholesterol	123,244	41,270
VIVO	592	-
Total R&D Expenses:	$348,442	$363,292

Other Income and Expense

Other income, net of expense for the three months ended March 31, 2017 totaled 12,883, which was a 60% increase as compared to $8,029 for the three months ended March 31, 2016.

The table below summarizes our other income and expenses for the three months ended March 31, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2017	3 Months Ended March 31, 2016	Percent Change
Currency Translation Gain/(Loss)	$10,346	$(2,256)	559%
Realized Gains on Investments	1,051	308	241%
Interest and Dividends	1,486	9,977	(85)%
Other Income	-	-	-%
Total Other Income, Net of Expenses	$12,883	$8,029	60%

Gains and losses associated with foreign currency transactions improved by 559% during the three months ended March 31, 2017 as compared to the same period of 2016, primarily a result of the increased strength of the US Dollar compared to the British Pound Sterling after the announcement of Great Britain’s proposed exit from the European Union.

Realized gains, interest and dividend income declined to $2,537 (2016: $10,285). The Company’s available capital for investment activities was severely limited during the three months ended March 31, 2017 resulting in the decline in investment income.

Income Taxes

As of March 31, 2017, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the three months ended March 31, 2017 and 2016, the Company generated a net loss attributable to shareholders of $1,349,270 and $1,508,929, respectively. As of March 31, 2017 and December 31, 2016, the Company has an accumulated deficit of $98,828,807 and $97,479,537 and had cash and marketable securities totaling $2,242,557 and $122,701, respectively.

During the three months ended March 31, 2017, the Company raised $1,692,044 in net proceeds from a public offering of 1,789,500 shares of common stock, $1,760,817 in net proceeds from a private placement of 1,448,400 shares of common stock and $244,950 from the exercise of warrants for 163,300 shares of common stock.

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

Capital expenditures for the three months ended March 31, 2017 were $16,774 (2016: $83,772). Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2017 are expected to be approximately $65,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

The table below summarizes our cash flows for the three months ended March 31, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended March 31, 2017	3 Months Ended March 31, 2016	Percent Change
Cash at beginning of period	$72,700	$402,059	(82)%
Loss from operations	(1,349,270)	(1,508,929)	(11)%
Adjustments
Non-Cash Activities	79,157	73,933	7%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(439,121)	(378,575)	(16)%
Cash Contributed by Operating Activities	147,571	93,716	57%
Cash Flows from Investing Activities
Cash Consumed by Investing Activities	(1,218,984)	(103,270)	(1,080)%
Cash Contributed by Investing Activities	1,095,218	1,601,456	(32)%
Cash Flows from Financing Activities
Cash Consumed by Financing Activities	-	-	-%
Cash Contributed by Financing Activities	3,697,811	-	100%
Cash at end of period	$2,085,082	$180,390	1,056%

The Company’s net cash consumed by investing activities totaled $123,766 during the three months ended March 31, 2017. Cash of $16,774 was consumed by capital expenditures and $1,202,210 for the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $1,095,218 for the period ended March 31, 2017.

The Company’s net cash provided by investing activities totaled $1,498,186 during the three months ended March 31, 2016. Cash of $103,270 was consumed by capital expenditures and the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $1,601,456 for the period ended March 31, 2016.

Our net cash consumed by operating activities totaled $1,561,663 during the three months ended March 31, 2017. Cash was consumed by the loss of $1,349,270 plus non-cash adjustments of $60,718 for depreciation and amortization of non-current assets, $5,203 for the fair value of restricted common stock issued for services and $5,036 for share based compensation to employees less $326 for accrued interest and dividends on marketable securities and $32,333 for a reduction in the reserve for obsolete inventory. For the three months ended March 31, 2017, decreases in trade receivables of $43,351, trade receivables – related parties of $7,458, deposits and other receivables of $10,692, prepaid expenses of $69,930, and prepaid expenses – related party of $16,140 provided cash, primarily related to routine changes in operating activities. A net increase in inventories of $100,878 and decreases in trade and other payables of $200,059 and trade and other payables – related party of $138,184 consumed cash from operating activities.

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

Intangible Assets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2017, the Company has ten patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002 and 002216895-0003), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the US, European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

As of March 31, 2017 and based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 17, 2016, the Company entered into a Settlement Deed (the “Settlement Agreement”) by and among the Company, ChubeWorkx Guernsey Limited (“Chube”), Thirty Six Strategies, LLC (“36S”), Gavin Moran (“Mr. Moran”) and Frank Runge (“Mr. Runge”) (each, a “Party” and, collectively, the “Parties”) to resolve disputes related to (i) the Company’s claims brought against Chube in United States District Court, District of New Jersey for outstanding amounts due to the Company pursuant to that certain promissory note (the “Note”) issued in favor of Chube on December 31, 2014 (“Dispute 1”); (ii) various claims brought by Chube against the Company brought in The High Court of Justice, Queen’s Bench Division Commercial Court, Royal Courts of Justice, United Kingdom arising out that certain Licensing and Supply agreement, as amended (the “License Agreement”), pursuant to which Chube was granted a worldwide, exclusive license to import, offer for sale, sell, distribute, use, promote or label certain products using the Company’s intellectual property (“Dispute 2”) and (iii) various claims brought by the Company against 36S, Mr. Moran and Mr. Runge in the United States District Court, District of New Jersey, related to that certain Distribution Agreement entered into by and between the Company and 36S on October 5, 2015 (“Dispute 3” and, together with Dispute 1 and Dispute 2, the “Disputes”).

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

On October 17, 2016 the Company was served with a notice that Pulse Health LLC (“Pulse”) filed a lawsuit against the Company on September 30, 2016 in United States Federal District Court, District of Oregon, alleging a breach of contract under the settlement agreement entered into by the Company and Pulse on April 8, 2011 which settled all claims and disputes between the Company and Pulse arising from a previously executed Technology Development Agreement entered into by the Company and Pulse and damages resulting from said alleged breach. Additionally, Pulse alleges false advertising and unlawful trade practices in connection with the Company’s sales activities relating to the Company’s OxiChek™ products. Pulse is seeking not less than $500,000 in damages for these allegations. The Company disputes such allegations.

The Company filed a series of motions with the Court seeking (1) to dismiss the Pulse complaint for lack of jurisdiction or, in the alternative, transfer the matter to the District Court for the District of New Jersey, Camden Vicinage and (2) to dismiss the unfair competition claims for failure to state a claim on which relief could be granted. Oral arguments on these motions were heard by the Court on March 10, 2017.

The Court decided by order dated April 14, 2017 in favor of the Company and has dismissed with prejudice the claims brought by Pulse for unfair competition (both federal and state counts).  The Court decided against the Company in its motions for transfer of venue and for lack of jurisdiction.  As such, the case shall proceed in the District Court of Oregon with discovery commencing in late April.  Pulse requested the Company’s consent to file an amended complaint removing the dismissed counts as well as to correct some ministerial errors.  The Company filed a stipulation for Pulse to file its amended complaint on April 28, 2017.  Pulse subsequently filed its amended complaint on April 28, 2017.  The Company is preparing its answer to the amended complaint.

The Company intends to establish a rigorous defense of all claims. As the case has not progressed beyond initial motion practice and early discovery, the Company is unable to assess the potential outcome, no accrual for losses was made as of March 31, 2017. All legal fees were expensed as and when incurred.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 11, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017, other than those previously reported in a Current Report on Form 8-K.

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

AKERS BIOSCIENCES, INC.

Date: May 15, 2017	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	Vice President, Finance & Treasurer (Principal Financial Officer)

