Form 10-Q
period 2017-06-30
Akers Biosciences, Inc.
filed 2017-08-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 14, 2017, there were 8,901,245 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	2017	2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$197,175	$72,700
Marketable Securities	1,011,625	50,001
Trade Receivables, net	927,534	601,271
Trade Receivables - Related Party, net	125,001	31,892
Deposits and other receivables	13,090	23,782
Inventories, net	2,166,699	2,036,521
Prepaid expenses	147,526	168,277
Prepaid expenses - Related Party	317,439	202,500

Total Current Assets	4,906,089	3,186,944

Non-Current Assets
Prepaid expenses - Related Party	108,353	270,183
Property, Plant and Equipment, net	260,756	259,392
Intangible Assets, net	1,216,221	1,301,775
Other Assets	71,143	66,813

Total Non-Current Assets	1,656,473	1,898,163

Total Assets	$6,562,562	$5,085,107

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,413,141	$1,463,363
Trade and Other Payables - Related Party	33,911	234,067

Total Current Liabilities	1,447,052	1,697,430

Total Liabilities	1,447,052	1,697,430

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock, No par value, 500,000,000 shares authorized, 8,901,245 and 5,452,545 issued and outstanding as of June 30, 2017 and December 31, 2016	104,624,119	100,891,786
Deferred Compensation	(14,163)	(24,572)
Accumulated Deficit	(99,495,455)	(97,479,537)
Accumulated Other Comprehensive Income	1,009	-

Total Stockholders’ Equity	5,115,510	3,387,677

Total Liabilities and Stockholders’ Equity	$6,562,562	$5,085,107

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product Revenue	$1,097,295	$956,486	$1,740,481	$1,694,510
Product Revenue - Related party	100,567	-	124,631	-
Total Revenues	1,197,862	956,486	1,865,112	1,694,510
Cost of Sales:
Product Cost of Sales	(264,231)	(276,848)	(522,952)	(476,876)

Gross Income	933,631	679,638	1,342,160	1,217,634

Administrative Expenses	829,929	816,244	1,620,457	1,739,806
Sales and Marketing Expenses	354,889	513,430	911,545	1,238,754
Sales and Marketing Expenses - Related Party	61,502	-	93,781	-
Research and Development Expenses	290,841	321,989	639,283	685,280
Research and Development Expenses - Related Party	22,994	-	22,994	-
Amortization of Non-Current Assets	42,777	42,777	85,554	85,554

Loss from Operations	(669,301)	(1,014,802)	(2,031,454)	(2,531,760)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	978	2,562	(9,367)	4,817
Interest and Dividend Income	(3,632)	(8,432)	(6,169)	(18,716)
Other Income	-	-	-	-
Total Other Income	(2,654)	(5,870)	(15,536)	(13,899)

Loss Before Income Taxes	(666,647)	(1,008,932)	(2,015,918)	(2,517,861)

Income Tax Benefit	-	-	-	-

Net Loss	(666,647)	(1,008,932)	(2,015,918)	(2,517,861)

Other Comprehensive Income/(Loss)
Net Unrealized Gain/(Loss) on Marketable Securities	852	(2,006)	1,009	6,528
Total Other Comprehensive Income/(Loss)	852	(2,006)	1,009	6,528

Comprehensive Loss	$(665,795)	$(1,010,938)	$(2,014,909)	$(2,511,333)

Basic and diluted loss per common share	$(0.08)	$(0.19)	$(0.25)	$(0.46)

Weighted average basic and diluted common shares outstanding	8,882,326	5,427,261	7,943,168	5,426,153

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For the six months ended June 30, 2017

	Common				Accumulated
	Shares				Other
	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2016 (audited)	5,452,545	$100,891,786	$(24,572)	$(97,479,537)	$-	$3,387,677

Net loss	-	-	-	(2,015,918)	-	(2,015,918)
Public offering of common stock, net of offering costs of $494,406	1,789,500	1,652,994	-	-	-	1,652,994
Private offering of common stock, net of offering costs of $267,443	1,448,400	1,760,317	-	-	-	1,760,317
Exercise of warrants for common stock	200,800	301,200	-	-	-	301,200
Amortization of deferred compensation	-	-	10,409	-	-	10,409
Issuance of non-qualified stock options to key employees	-	10,184	-	-	-	10,184
Issuance of non-qualified stock options for services to non-employees	-	2,183	-	-	-	2,183
Issuance of restricted stock for services to non-employees	10,000	5,455	-	-	-	5,455
Net unrealized gain on marketable securities	-	-	-	-	1,009	1,009

Balance at June 30 2017 (unaudited)	8,901,245	$104,624,119	$(14,163)	$(99,495,455)	$1,009	$5,115,510

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(unaudited)

	2017	2016
Cash flows from operating activities
Net loss for the year	$(2,015,918)	$(2,517,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	(1,001)	8,927
Depreciation and amortization	121,381	113,906
Reserve and write-off for obsolete inventory	21,542	-
Allowance for doubtful accounts	46,239	146,196
Fair value of restricted common stock issued for services	15,864	18,243
Share based compensation to employees - options	10,184	-
Share based compensation to non-employees - options	2,183	8,241
Changes in assets and liabilities:
Increase in trade receivables	(372,502)	(79,906)
Increase in trade receivables - related party	(93,109)	-
Decrease in deposits and other receivables	10,692	31,196
Increase in inventories	(151,720)	(85,588)
Decrease in prepaid expenses	20,752	43,933
Decrease in prepaid expenses - related party	46,890	-
Increase in other assets	(4,330)	-
Decrease in trade and other payables	(50,222)	(103,029)
Decrease in trade and other payables - related party	(200,156)	-
Net cash used in operating activities	(2,593,231)	(2,415,742)

Cash flows from investing activities
Purchases of property, plant and equipment	(37,191)	(81,462)
Purchases of marketable securities	(2,705,168)	(27,643)
Proceeds from sale of marketable securities	1,745,554	2,502,319
Net cash (used in)/provided by investing activities	(996,805)	2,393,214

Cash flows from financing activities
Net proceeds from issuance of common stock	3,413,311	-
Net proceeds from exercise of warrants for common stock	301,200	-
Net cash provided by financing activities	3,714,511	-

Net increase/(decrease) in cash	124,475	(22,528)
Cash at beginning of period	72,700	402,059
Cash at end of period	$197,175	$379,531

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of a restricted common stock grant for services	$5,455	$-
Issuance of a restricted common stock grant to an officer	$-	$54,725
Net unrealized gains on marketable securities	$1,009	$6,528

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

The Company’s primary focus is the development and sale of disposable diagnostic testing devices that can be performed in minutes, to facilitate time sensitive therapeutic decisions. The Company’s main products are a disposable breathalyzer test that measures the blood alcohol content of the user, a rapid test detecting the antibody causing an allergic reaction to Heparin and a rapid disposable breath test that measures Free Radical activity in the human body. When the Company enters into an agreement with a new distributor it typically requires an upfront licensing fee to be paid for the right to sell the Company’s products in specific markets.

Note 2 - Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2016 and 2015 included in the Company’s 2016 Form 10-K. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2017 and its results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

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

Notes to Condensed Consolidated Financial Statements

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

(h)	Trade Receivables, Trade Receivables – Related Party and Allowance for Doubtful Accounts

The carrying amounts of current trade receivables is stated at cost, net of allowance for doubtful accounts and approximate their fair value given their short-term nature.

The normal credit terms extended to customers ranges between 30 and 90 days. Credit terms longer than these may be extended after considering the credit worthiness of the customers and the business requirements. The Company reviews all receivables that exceed terms and establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance. The Company considers the historical level of credit losses, makes judgments about the credit worthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future.

As of June 30, 2017 and December 31, 2016, allowances for doubtful accounts for trade receivables were $192,435 and $1,010,196. Bad debt expenses for trade receivables were $5,380 and $47,741 for the three month and six months ended June 30, 2017 and $146,196 for the three and six months ended June 30, 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(j)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

All of the Company’s cash is maintained with Fulton Bank of New Jersey, Bank of America, NA and PayPal. The funds are insured by the FDIC up to a maximum of $250,000, but are otherwise unprotected. The Company placed $182,913 and $67,865 with Fulton Bank of New Jersey, $10,222 and $795 with Bank of America, NA and $4,040 and $4,040 with PayPal as of June 30, 2017 and December 31, 2016. No losses have been incurred in these accounts.

Concentration of credit risk with respect to trade receivables exists as approximately 68% of the Company’s product revenue is generated by three customers. These customers accounted for 62% of trade receivables as of June 30, 2017. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

(k)	Inventories

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2017, the Company has eleven patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057; D691,058 and D786,872). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002; 002216895-0003; 3459700-0001 and 3459395-001), United Kingdom and France (2684025), Germany (602012021524.0), Spain (E12755523), China (2016305495829), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Patents and trademarks	12-17
Customer lists	5

(n)	Recoverability of Long Lived Assets

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

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. The accrual for estimated sales returns was $- as of June 30, 2017 and December 31, 2016.

The Company implemented a standard dealer cost model during the year ended December 31, 2016 which includes a provision for rebates to the distributors under limited circumstances. The Company established an accrual of $24,294 and $41,120, which is a reduction of revenue as of June 30, 2017 and December 31, 2016. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized $67,855 and $170,678 during the three and six months ended June 30, 2017 and $115,685 and $215,653 for the three and six months ended June 30, 2016 for rebates, which is included as a reduction of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

The Company charges actual shipping plus a handling fee to customers, which amounted to $15,049 and $14,387 for the three months ended June 30, 2017 and 2016 and to $33,469 and $30,432 for the six months ended June 30, 2017 and 2016. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $31,393 and $47,570 for the three and six months ended June 30, 2017 and to $47,018 and $68,732 for the three and six months ended June 30, 2016.

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

(v)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(w)	Recently Adopted Accounting Pronouncements

As of June 30, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(x)	Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For nonpublic entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 31, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has no deferred tax balances as a 100% valuation allowance has been made. No material impact is expected.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is evaluating the effect of the adoption of this Update on its financial statements.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.

Note 3 – Management Plan

Historically, the Company has relied upon public offerings and private placements of common stock to raise operating capital. During the three months ending March 31, 2017, the Company raised approximately $1.7 million in a public offering and an additional $1.8 million from a private placement of common stock (Note 11). As of August 10, 2017, the Company had cash and marketable securities of approximately $734,000 and working capital of approximately $3.25 million.

The 2017-19 Strategic Business Plan (“Strat Plan”) was presented to and approved by the Board of Directors on December 12, 2016. The plan outlines the Company’s business objectives for the next three years and sets measurable targets for new product releases, sales and marketing programs to increase market penetration for the Company’s products and operational expense management.

Implementation of the Strat Plan began in January 2017 and management remains confident that the objectives are achievable. The Company anticipates achievement of a cash-flow positive position during the next twelve months based upon the revenue targets as outlined in the Strat Plan, the results of the private placement offering in March 2017 and the backing of a shareholder, if required. In Addition, the Company has initiated discussions with our primary financial institution to establish a line of credit to manage short-term cash fluctuations.

During the year ended December 31, 2016, the Company significantly reduced operating expenses through a systematic review of operations throughout the organization. As a result, the Company achieved a reduction in its weekly operating cash requirements of approximately 19% to $80,253 (2015: $98,699). The Strat Plan assumes the weekly cash requirement will decline through the year ending December 31, 2017.

The Company has achieved the reduction in weekly cash requirements by renegotiating contracts with key consultants and canceling consulting agreements where the cost-benefits are negligible, working with vendors to reduce or eliminate minimum purchasing requirements, to extend payment terms and re-sourcing materials when necessary to reduce costs.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Production cost savings, especially direct manufacturing costs, have been realized by utilizing sub-contractors to perform labor intensive production processes. This improves efficiency for our manufacturing staff, allowing them to concentrate their efforts on more complex assembly and production tasks.

During the six months ended June 30, 2017, the Company’s average weekly operating cash requirement was $99,740 (2016: $89,472). Payments to vendors and sub-contractors included in the December 31, 2016 accounts payable balance, a significant royalty payment that had been deferred in 2016 as part of a legal settlement and other payments for contractual obligations has resulted in a higher than expected rate as compared to the year ended December 31, 2016. Many of these items are one-time events and the Company anticipates the cash requirements to revert to $80,000 to $85,000 per week by the end of 2017.

Barring any unforeseen circumstances, the Company believes that it is probable that it will be able to meet its obligations as they fall due within one year after the financial statements are issued.

Note 4 - Fair Value Measurement - Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2017 and December 31, 2016.

Money Market Funds and Municipal Securities: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	As of June 30, 2017
	Cost	Accrued Income	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Money market funds	$228	$-	$-	$-	$228
Municipal securities	1,009,356	1,030	1,009	-	1,011,395
Total Level 2:	1,009,584	1,030	1,009	-	1,011,623

Total:	$1,009,584	$1,030	$1,009	$-	$1,011,623

	As of December 31, 2016
	Cost	Accrued Income	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Money market funds	$29,657	$15	$-	$-	$29,672
Municipal securities	20,314	15	-	-	20,329
Total Level 2:	49,971	30	-	-	50,001

Total:	$49,971	$30	$-	$-	50,001

Marketable securities include money market funds and municipal securities which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains relating to the available for sale investment securities were recorded in the Condensed Consolidated Statement of Changes in Stockholders’ Equity as comprehensive income. These amounts were $852 and $1,009 (net of effect of income tax expense of $-) for the three and six months ended June 30, 2017 and an unrealized loss of $2,006 and unrealized gain of $6,528 for the three and six months ended June 30, 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Proceeds from the sale of marketable securities in the three and six months ended June 30, 2017 and 2016 were $650,661 and $1,745,554 and $900,863 and $2,502,319 for the three and six months ended June 30, 2016. Gross gains, resulting from these sales, amounted to $605 and $1,844 for the three months ended June 30, 2017 and 2016 and $1,656 and $2,152 for the six months ended June 30, 2017 and 2016.

Note 5 - Trade Receivables – Related Party

Trade receivables – related party are made up of amounts due from Hainan Savy Akers Biosciences Ltd (“Hainan”), a joint venture between Akers, Thomas Knox, Akers’ former Board Chairman, and Hainan Savy Investment Management Ltd, located in the People’s Republic of China. The Company holds a 19.9% position in the joint venture. The amount due is non-interest bearing, unsecured and generally has a term of 30-90 days (Note 14). Credit terms of 180 days were extended to Hainan for a bulk purchase of BreathScan Breath Alcohol detectors during June 2017 while Hainan expands their market presence in the People’s Republic of China.

Note 6 - Inventories

Inventories consists of the following categories:

	June 30, 2017	December 31, 2016
Raw Materials	$487,218	$440,316
Sub-Assemblies	912,627	907,989
Finished Goods	810,381	749,488
Reserve for Obsolescence	(43,527)	(61,272)
	$2,166,699	$2,036,521

Obsolete inventory charged to cost of goods during the three and six months ended June 30, 2017 totaled $21,542 and $21,542 and $- and $2,968 was charged for the three and six months ended June 30, 2016.

Note 7 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2017	December 31, 2016

Computer Equipment	$114,771	$114,771
Computer Software	40,681	40,681
Office Equipment	39,959	39,959
Furniture & Fixtures	38,356	29,939
Machinery & Equipment	1,138,134	1,126,134
Molds & Dies	851,254	834,480
Leasehold Improvements	222,593	222,593
	2,445,748	2,408,557
Less
Accumulated Depreciation	2,184,992	2,149,165

	$260,756	$259,392

Depreciation expenses totaled $17,885 and $35,827 for the three and six months ended June 30, 2017 and $14,650 and $28,352 for the three and six months ended June 30, 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8 - Intangible Assets

Intangible assets as of June 30, 2017 and December 31, 2016 and the movements for the periods then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2016	$2,626,996	$1,270,639	$3,897,635
Additions	-	-	-
Disposals	-	-	-
At June 30, 2017	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2016	$1,325,221	$1,270,639	$2,595,860
Amortization Charge	85,554	-	85,554
Disposals	-	-	-
At June 30, 2017	$1,410,775	$1,270,639	$2,681,414

Net Book Value
At December 31, 2016	$1,301,775	$-	$1,301,775
At June 30, 2017	$1,216,221	$-	$1,216,221

Amortization expense totaled $42,777 and $85,554 during the three and six months ended June 30, 2017 and $42,777 and $85,554 for the three and six months ended June 30, 2016.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2017	$171,108
2018	$171,108
2019	$171,108
2020	$171,108
2021	$171,108

Note 9 - Trade and Other Payables

Trade and other payables consists of the following:

	June 30, 2017	December 31, 2016
Trade Payables	$821,581	$923,311
Accrued Expenses	531,810	480,302
Deferred Compensation	59,750	59,750
	$1,413,141	$1,463,363

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Trade and other payables – related party are as follows:

	June 30, 2017	December 31, 2016
Trade Payables	$33,911	$182,001
Accrued Expenses	-	52,066
	$33,911	$234,067

As of June 30, 2017, the Company owed ChubeWorkx Guernsey Limited, a major shareholder, a royalty of $30,751 (Note 14) which was paid on July 20, 2017.

As of June 30, 2017, the Company owed Hainan $670. Senior management at Hainan are actively involved in two other companies, Shenzhen Savy-Akers Biosciences (“Shenzhen”) and Dong Guan Senming E&P (“Senming”) which are therefore being included as related parties. The Company owed these two companies $2,490 as of June 30, 2017.

Trade and other payables are non-interest bearing and are normally settled on 30 – 60 day terms.

Note 10 - Share-based Payments

On January 23, 2014, upon effectiveness of the registration statement filed with the SEC, the Company adopted the 2013 Stock Incentive Plan (the “Plan”) which provides for the issuance of up to 400,000 shares. The purpose of the Plan is to provide additional incentive to those officers, employees, consultants and non-employee directors of the Company and its parents, subsidiaries and affiliates whose contributions are essential to the growth and success of the Company’s business.

On January 9, 2015, the Board of Directors of the Company approved, upon recommendation from the Compensation Committee of the Board, by unanimous written consent the Amended and Restated 2013 Incentive Stock and Award Plan (the “Amended Plan”), which increased the number of authorized shares of common stock subject to the Plan to 800,000 shares.

On September 30, 2016, the Board of Directors increased the number of authorized shares of common stock subject to the Amended Plan to 830,000 shares. As of June 30, 2017, under the 2013 Amended Plan, grants of restricted stock and options to purchase 268,166 shares of common stock have been issued and are unvested or unexercised and 3,292 shares of common stock remain available for grants.

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

The Company did not issue any options or warrants under the above plan during the three and six months ended June 30, 2017.

The following table summarizes the option activities for the six months ended June 30, 2017:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2016	259,000	$4.23	3.05	$20,100
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2017	259,000	$4.23	2.55	$600
Exercisable as of June 30, 2017	241,667	$4.30	2.44	$600

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.25 for our common shares on June 30, 2017.

A summary of the Company’s non-vested shares as of June 30, 2017 and the changes during the period then ended are as follows:

		Weighted
		Average Grant
Non-Vested Shares	Shares	Date Fair Value
Non-vested at January 1, 2017	19,834	$2.36
Granted	-	-
Vested	(2,500)	1.05
Forfeited	-	-
Non-vested at June 30, 2017	17,334	$2.36

Unrecognized compensation cost related to non-vested employee stock options totaled $23,167 as of June 30, 2017. The cost is to be recognized over a weighted average period of 1.13 years.

During the three and six months ended June 30, 2017, the Company incurred stock option expenses totaling $7,275 and $12,367. No stock option expenses were incurred in the three and six months ended June 30, 2016.

During the six months ended June 30, 2017, the Company issued 894,750 warrants in conjunction with a public offering of its common shares in January 2017 and an additional 796,620 warrants in connection a private placement of its common shares in March 2017. All warrants carry a five-year expiration term. The table below summarizes the warrant activity for the six months ended June 30, 2017:

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Contractual Term (years)
Balance at December 31, 2016	-	$-	-
Granted	1,691,370	1.88	-
Exercised	(200,800)	1.50	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at June 30, 2017	1,490,570	$1.73	4.65
Exercisable as of June 30, 2017	693,950	$1.47	4.54

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

On June 8, 2016, the Company issued 27,500 restricted common shares to an officer in connection with his employment agreement. These shares vest 1/3 immediately on the date of the grant and the remaining 2/3 vests equally on March 1, 2017 and March 1, 2018. The fair value of these shares was $54,725 and was based on the share price on the date of the grant. $5,206 was recorded during the three months ended June 30, 2017 as administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss and the remaining $14,163 is reported as deferred compensation, a contra equity account, on the Condensed Consolidated Balance Sheet as of June 30, 2017.

On January 13, 2017, the Company completed a public offering of 1,789,500 common shares, raising net proceeds of $1,652,994. Below is a summary of the gross proceeds to net proceeds calculation.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Shares	$	$
Common Shares
Base Offering	1,667,000	2,000,400
Over-Allotment	122,500	147,000
Gross Proceeds			2,147,400
Underwriter/Gunnar Expenses
Discount		150,318
Legal Fees		60,000
Roadshow		1,783
Miscellaneous		34,005
Total			246,106
Akers Biosciences Expenses
Legal & Accounting		197,813
Registration/Regulatory		50,487
Total			248,300
Net Proceeds			1,652,994

In addition to the common shares issued, the Company also issued 833,500 warrants with an exercise price of $1.50 per common share in support of the base offering and 61,250 warrants with an exercise price of $1.20 per common share. All of the warrants issued have a five-year term.

During the three months ended March 31, 2017, warrant holders from the January 13, 2017 public offering executed 163,300 warrants with an exercise price of $1.50 per common share, raising net proceeds of $244,950.

On March 30, 2017, the Company completed a private placement of 1,448,400 unregistered shares of common stock, raising net proceeds of $1,760,317. The unregistered shares were admitted to trading on June 30, 2017 upon notification from the Securities and Exchange Commission that the Registration Statement, filed April 19, 2017, had been deemed effective. Below is a summary of the gross proceeds to net proceeds calculation.

	Shares	$	$
Common Shares
Base Offering	1,448,400	2,027,760
Gross Proceeds			2,027,760
Underwriter/Gunnar Expenses
Discount		141,943
Legal Fees		50,000
Total			191,943
Akers Biosciences Expenses
Legal & Accounting		75,000
Filing Fees		500
Total			75,500
Net Proceeds			1,760,317

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In addition to the common shares issued, the Company also issued 796,620 warrants with an exercise price of $1.96 per common share with a five-year term.

On April 11, 2017, the Company issued 10,000 restricted shares to a consultant for services to be rendered during the year ending December 31, 2017. These shares vested on the date of the grant. The fair value of these shares was $18,000 and was based on the share price on the date of the grant. The company recorded $5,455 during the three months ended June 30, 2017 as sales and marketing expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

During the three months ended June 30, 2017, warrant holders from the January 13, 2017 public offering executed 37,500 warrants with an exercise price of $1.50 per common share, raising net proceeds of $56,250.

Note 12 - Loss per share

The calculation of basic and diluted loss per share at June 30, 2017 and 2016 was based on the net loss of $2,015,918 and $2,517,861. The basic and diluted weighted average number of common shares outstanding as of June 30, 2017 and 2016 was 7,943,168 and 5,426,153.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Potential common shares consist of options and warrants. Diluted net loss per common share was the same as basic net loss per common share for the six months ended June 30, 2017 and 2016 since the effect of options and warrants would be anti-dilutive due to the net loss. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were as follows: incentive and award stock options – 259,000 (2016: 203,000); unvested restricted shares of common stock – 9,166 (2016: 18,333); warrants – 1,490,570 (2016: -) as of June 30, 2017.

Note 13 - Income Tax Expense

There is no income tax benefit for the losses for the six months ended June 30, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the six months ended June 30, 2017 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ended on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

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

Under the terms of the Settlement Agreement, the Company will recover the full outstanding principal amount in the year of the settlement in the form of $750,000 of BreathScan® Alcohol Detector inventory – which the Company intends to subsequently sell – and the balance of $549,609 as prepaid royalty. Akers’ established an allowance for this doubtful note in the Company’s financial statements for the year ended December 31, 2015. As a result of the Settlement Agreement, the Company reversed the allowance for doubtful note in the amount of $1,299,609 which was included in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016.

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

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expenses of $61,502 and $93,781 for the three and six months ended June 30, 2017 which are included in sales and marketing expenses – related party on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The pledged assets are only at risk in the event that the Company cannot satisfy any outstanding royalty payment obligations subject to various cure periods and/or through a restructuring and/or liquidation under the United States Bankruptcy laws of the Company in favor of payment of said obligation.

The Company began purchasing manufacturing molds, plastic components and the assembled BreathScan Lync™ device through Hainan and its related parties during the year ended December 31, 2016 (Note 9). The Company purchased a total of $- and $30,043 during the three months ended June 30, 2017 and 2016 and $16,774 and $30,043 for the six months ended June 30, 2017 and 2016 from this related party. As of June 30, 2017, the Company owed the three companies $3,160 which is included in trade and other payables – related party on the Condensed Consolidated Balance Sheet.

Trade receivables – related party as of June 30, 2017 and December 31, 2016 were $125,001 and $31,892. The amounts due are non-interest bearing, unsecured and generally have a term of 30-180 days (Note 5).

Product revenue – related party for the three months ended June 30, 2017 and 2016 were $100,567 and $- and total $124,631 and $- for the six months then ended. The revenue was the result of sales to Hainan and its related parties.

Note 15 - Commitments

The Company leases its facility in West Deptford, New Jersey under an operating lease (“Thorofare Lease”) with annual rentals of $132,000 plus common area maintenance (CAM) charges. The lease, which took effect on January 1, 2008, reduced the CAM charges allowing the Company to reach their own agreements with utilities and other maintenance providers.

On January 7, 2013, the Company extended its lease agreement for a term of 7 years, expiring December 31, 2019.

Rent expense for the Thorofare Lease, including related CAM charges for the three months ended June 30, 2017 and 2016 totaled $40,440 and $40,290, respectively. Rent expenses for the Thorofare Lease, including related CAM charges totaled $80,927 and $80,580 for the six months ended June 30, 2017 and 2016.

The Company entered into a 24-month lease for a satellite office located in Ramsey, New Jersey (“Ramsey Lease”) with annual rents of $25,980 plus common area maintenance (CAM) charges. The lease took effect on June 1, 2017 and runs through May 31, 2019.

Rent expenses for the Ramsey Lease for the three and six months ended June 30, 2017 totaled $2,165. The Company posted a security deposit of $4,330 which is included in other assets on the Condensed Consolidated Balance Sheet.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Thorofare	Ramsey	Equipment
	Lease $	Lease $	Lease $	Total $
Next 12 Months	132,000	25,980	6,156	164,136
Next 13-24 Months	132,000	23,815	6,156	161,971
Next 25-36 Months	66,000	-	2,052	68,052

On June 30, 2017, the Company signed the Third Amendment to the exclusive Distribution Agreement with NovoTek Pharmaceuticals Limited (‘NovoTek’) which expanded the geographic area of coverage to include Poland and grants NovoTek the right to assemble certain PIFA Heparin PF/4 products in their facilities from components acquired from the Company.

The Company has agreed to provide PIFA Heparin/PF4 devices, valued at approximately $90,000, at no charge to NovoTek for their use and are to be shipped upon their request. To date, the products purchased by NovoTek have been used for regulatory submissions, clinical studies or trials and as product samples to generate interest in the product in the Peoples Republic of China.

As of June 30, 2017, the Company had not incurred any expense related to the program.

Note 16 - Major Customers

For the three months ended June 30, 2017, two customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 66% of the Company’s revenue. As of June 30, 2017, the amount due from these customers was $701,826 of which $500,000 has an extended term of 180 days. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the six months ended June 30, 2017, three customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 68% of the Company’s revenue. As of June 30, 2017, the amount due from these customers was $768,306 of which $500,000 has an extended term of 180 days. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 17 - Major Suppliers

For the three months ended June 30, 2017, two suppliers accounted for 10% or more of the Company’s purchases. These suppliers accounted for 30% of the Company’s total purchases. As of June 30, 2017, the amount due to these suppliers was $42,742.

For the six months ended June 30, 2017, one supplier accounted for 10% or more of the Company’s purchases. This supplier accounted for 14% of the Company’s total purchases. As of June 30, 2017, the amount due to this supplier was $-.

For the three months ended June 30, 2016, two suppliers each accounted for more than 10% of the Company’s purchases. In aggregate, these suppliers accounted for 32% of the Company’s total purchases. As of June 30, 2016, the amount due to the suppliers was $20,445.

For the six months ended June 30, 2016, no suppliers accounted for more than 10% of the Company’s purchases.

Note 18 – Contingencies

On October 17, 2016 the Company was served with a notice that Pulse Health LLC (“Pulse”) filed a lawsuit against the Company on September 30, 2016 in United States Federal District Court, District of Oregon, alleging a breach of contract under the settlement agreement entered into by the Company and Pulse on April 8, 2011 which settled all claims and disputes between the Company and Pulse arising from a previously executed Technology Development Agreement entered into by the Company and Pulse and damages resulting from said alleged breach. Additionally, Pulse alleges false advertising and unlawful trade practices in connection with the Company’s sales activities related to the Company’s OxiChek™ products.

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

Pulse subsequently filed an Amended Complaint, in which Pulse seeks not less than $500,000 in damages and, among other items, an injunction prohibiting the Company from manufacture, use and sale of the OxiChek product. The Company answered the Amended Complaint on May 30, 2017. Discovery has commenced and is scheduled to conclude on October 2, 2017. The Court has set the trial date for July 17, 2018.

The Company intends to establish a rigorous defense of all claims. As the case has not progressed beyond initial motion practice and early discovery, the Company is unable to assess the potential outcome, no accrual for losses was made as of June 30, 2017. All legal fees were expensed as and when incurred.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 19 – Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB ASC 280 “Segment Reporting”, the Chief Operating Officer is the chief operating decision-maker who reviews operating results to make decisions on allocation of resources and assessment of performance for the entire company.

The total revenue by different product lines was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Product Line	2017	2016	2017	2016
MicroParticle Catalyzed Biosensor (“MPC”)	$191,816	$44,918	$277,475	$109,702
Particle ImmunoFiltration Assay (“PIFA”)	426,747	879,081	987,668	1,514,256
Other	579,299	32,487	599,969	70,552
Total Revenue	$1,197,862	$956,486	$1,865,112	$1,694,510

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Region	2017	2016	2017	2016
United States	$512,395	$452,756	$1,129,619	$1,118,961
People’s Republic of China	603,068	473,853	627,132	506,398
Rest of World	82,399	29,877	108,361	69,151
Total Revenue	$1,197,862	$956,486	$1,865,112	$1,694,510

The Company had long-lived assets totaling $62,954 and $61,081 located in the People’s Republic of China and $1,414,023 and $1,500,086 located in the United States as of June 30, 2017 and December 31, 2016, respectively.

Note 20 - Subsequent Events

On August 7, 2017, the Company’s shareholders approved the 2017 Equity Incentive Plan (“Plan”) which provides 1,350,000 common shares to encourage and enable the officers, employees, directors, consultants and other key persons of the Company, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business, to acquire a proprietary interest in the Company.

On August 7, 2017, the Shareholders elected Bill J. White, Richard C. Tarbox III and Christopher C. Schreiber to serve as non-executive directors and re-elected Raymond F. Akers and elected John J. Gormally as executive directors for the Company.

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

Overview

Akers develops, manufactures, and supplies rapid, point-of-care screening and testing products designed to bring health-related information directly to the patient or clinician in a time- and cost-efficient manner. Akers believes it has advanced the science of diagnostics through the development of several proprietary platform technologies that provide product development flexibility.

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

At June 30, 2017, Akers had cash of $197,175, working capital of $3,459,037, stockholders’ equity of $5,115,510 and an accumulated deficit of $99,495,455. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 12 months. The Company closely monitors its cash balances, cash needs and expense levels.

Summary of Statements of Operations for the Three Months Ended June 30, 2017 and 2016

Revenue

Akers’ revenue for the three months ended June 30, 2017 totaled $1,197,862, a 25% increase from the same period in 2016. The tables below summarize our revenue by product line and geographic region for the three months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Product Lines	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
Particle ImmunoFiltration Assay (“PIFA”)	$426,747	$879,081	(51)%
MicroParticle Catalyzed Biosensor (“MPC”)	191,816	44,918	327%
Other	579,299	32,487	1,683%
Total Revenue	$1,197,862	$956,486	25%

Geographic Region	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
United States	$512,395	$452,756	13%
People’s Republic of China	603,068	473,853	27%
Rest of World	82,399	29,877	176%
Total Revenue	$1,197,862	$956,486	25%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products decreased 51% during the three months ended June 30, 2017 over the same period of 2016. During the three months ended June 30, 2016 the Company recognized approximately $474,000 (2017: $-) in PIFA revenue from the Company’s distribution partner in the People’s Republic of China (“PRC”). The distributor continues to work with the various provincial governments in the PRC to finalize reimbursement rates for the providers. Once these rates are established, the distributor expects strong demand for the PIFA products. Revenue from PIFA related components, totaling $500,000, during the three months ended June 30, 2017 is included in other revenue.

Total unit sales volumes for PIFA Classic and PIFA PLUSS in the United States remained steady, however; the ratio of each product sold changed slightly year-over-year. The Company experienced renewed interest in Western Europe and the Far East for the products after reviving the Conformité Européene Mark (“CE Mark”). The PIFA Classic product is being actively marketed in Great Britain and a clinical trial is scheduled in Italy.

MPC revenue increased 327% during the three months ended June 30, 2017 over the same period of 2016. Domestic and International sales of the BreathScan Breath Alcohol tests which accounted for the majority of the improvement.

The Company signed an amendment to the exclusive distribution agreement for the PIFA Heparin/PF4 products with NovoTek Pharmaceuticals Limited (“NovoTek”) to expand their geographic region to include Poland, include other PIFA Heparin/PF4 products and allow NovoTek to assemble the products at its facilities in the PRC or Poland from components acquired from the Company.

Other revenue increased 1,683% during the three months ended June 30, 2017 as compared to the same period of 2016. The significant increase resulted from an initial order for manufacturing components from NovoTek totaling $500,000. NovoTek will utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the PRC or Poland.

The Company’s gross margin improved to 78% (2016: 71%) for the three months ended June 30, 2017. Generally, costs associated with production declined across the board; however, the Company was able to sell a large quantity of raw materials associated with a previously discontinued product that had been removed from inventory and, as such, had no book value. The Company expects the gross margin to return to the 65% to 68% range in the near-term.

Cost of sales for the three months ended June 30, 2017 totaled $264,231 (2016: $276,848). Direct cost of sales decreased to 10% of revenue while other cost of sales decreased to 12% for the three months ended June 30, 2017 as compared to 14% and 15% respectively for the same period in 2016.

Direct cost of sales for the three-month period ended June 30, 2017 were $117,184 (2016: $135,298). Other cost of sales for the three months ended June 30, 2017 were $147,047 (2016: $141,550).

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017, totaled $829,929, which was a 2% increase as compared to $816,244 for the three months ended June 30, 2016.

The table below summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
Personnel Costs	$223,944	$165,021	36%
Professional Service Costs	354.570	227,246	56%
Stock Market & Investor Relations Costs	117,253	116,962	-%
Other General and Administrative Costs	134,162	307,015	(56)%
Total General and Administrative Expense	$829,929	$816,244	2%

Personnel expenses increased by 36% for the three months ended June 30, 2017 as compared to the same period of 2016. The increase is related to the creation of the Controller’s position in the Finance department and salary adjustments for executive management.

Professional service costs increased by 56% for the three months ended June 30, 2017 as compared to the same period of 2016. A significant increase in accounting and audit fees ($104,000 (2016: $20,600)), personnel recruitment ($22,355 (2016: ($25))), engineering ($26,704 (2016: $7,847)) and general consulting services ($30,000 (2016: $847)) accounted for the change.

The Company established a reserve for an uncollectable account during the three months ended June 30, 2016 for $146,196 (2017: $5,380) which accounted for the decline of 56% in other general and administrative expenses for the three months ended June 30, 2017. Travel restrictions, put in place earlier in the year, also contributed to the decline, totaling $16,638 (2016: $34,276).

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2017 totaled $416,391 which was a 19% decrease as compared to $513,430 for the three months ended June 30, 2016.

The table below summarizes our sales and marketing expenses for the three months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
Personnel Costs	$181,653	$295,108	(38)%
Professional Service Costs	72,079	113,916	(37)%
Royalties and Outside Commission Costs	103,702	30,302	242%
Other Sales and Marketing Costs	58,957	74,104	(20)%
Total Sales and Marketing Expenses	$416,391	$513,430	(19)%

Personnel costs decreased in the three months ended June 30, 2017 as compared to the same period of 2016. The Company has reduced its sales and marketing staff from 10 members on January 1, 2016 to 4 as of June 30, 2017 as a result of a new sales and marketing strategy that targets large integrated delivery networks instead of individual facilities. This strategy requires fewer, but more experienced and technically knowledgeable sales personnel to interact with executive management, laboratory and medical directors. The Company incurred severance expenses related to staff reductions during the three months ended June 30, 2016 which did not recur during the same period of 2017.

The Company renegotiated or eliminated several consulting arrangements targeted at improving market penetration or identifying marketing or distribution partners during the first half of 2016. The result is a reduction of 37% in professional service costs with general consulting services ($68,092 (2016: $104,958)) accounting for the majority of the savings for the three months ended June 30, 2017.

The legal settlement with ChubeWorkx Guernsey, Ltd (“ChubeWorkx”), signed on August 11, 2016, requires the Company to pay a 5% royalty on adjusted gross sales to ChubeWorkx on a quarterly basis. During the three months ended June 30, 2017, this royalty totaled $61,502 (2016: $-).

A significant decline in travel expenses ($21,065 (2016: $50,435)) and small decreases in other expenses were partially offset by an increase in technology expenses ($21,099 (2016: $147)) which resulted in an overall decline of 20% in other sales and marketing costs.

Research and Development

Research and development expenses for the three months ended June 30, 2017 totaled $313,835, which was a 3% decrease as compared to $321,989 for the three months ended June 30, 2016.

The table below summarizes our research and development expenses for the three months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
Personnel Costs	$227,887	$219,530	4%
Clinical Trial Costs	150	44,265	(100)%
Professional Service Costs	18,588	18,579	-%
Other Research and Development Costs	67,210	39,615	70%
Total Research and Development Expenses	$313,835	$321,989	(3)%

Employee benefit expenses ($22,683 (2016: $14,050)) accounted for the majority of the 4% increase in personnel expenses during the three months ended June 30, 2017.

Clinical trial costs decreased 100% during the three months ended June 30, 2017 as compared to the same period of 2016. The Company continued to perform two clinical trials during the three months ended June 30, 2016, one to test the effectiveness of the PIFA Chlamydia assay and one for the KetoChek™ health and wellness product. Both studies were completed during 2016 and no significant expense was incurred during the three months ended June 30, 2017.

Significant increases in internal resource utilization ($11,852 (2016: $853)) and supplies expense ($34,124 (2016 $10,637)) were offset by small declines in several expense categories to account for the 70% increase in other research and development expenses.

The following table illustrates research and development costs by project for the three months ended June 30, 2017 and 2016, respectively:

Project	2017	2016
Breath Alcohol	$502	$-
Chlamydia Trachomatis	98,325	5,345
Heparin/PF4	26,425	16,228
Ketone	1,757	708
KetoChek™ / OxiChek™	124,499	181,281
Metron	1,098	-
Other Projects	-	33,358
Pulmo Health	11,361	3,220
SeraSTAT	-	-
Tri-Cholesterol	49,868	76,633
VIVO	-	5,216
Total R&D Expenses:	$313,835	$321,989

Other Income and Expense

Other income, net of expense for the three months ended June 30, 2017 totaled $2,653, which was a 55% decrease as compared to $5,870 for the three months ended June 30, 2016.

The table below summarizes our other income and expenses for the three months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
Currency Translation Loss	$(978)	$(2,562)	62%
Realized Gains on Investments	605	6,587	(91)%
Interest and Dividends	3,026	1,845	64%
Other Income	-	-	-%
Total Other Income, Net of Expenses	$2,653	$5,870	(55)%

Gains and losses associated with foreign currency transactions improved by 62% during the three months ended June 30, 2017 as compared to the same period of 2016, primarily a result of the increased strength of the US Dollar compared to the British Pound.

Realized gains, interest and dividend income declined to $3,631 (2016: $8,432). The Company’s available capital for investment activities was limited during the three months ended June 30, 2017 resulting in the decline in investment income.

Summary of Statements of Operations for the Six Months Ended June 30, 2017 and 2016

Revenue

Akers’ revenue for the six months ended June 30, 2017 totaled $1,865,112, a 10% increase from the same period in 2016. The tables below summarize our revenue by product line and by geographic region for the six months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Product Lines	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
Particle ImmunoFiltration Assay (“PIFA”)	$987,668	$1,514,255	(35)%
MicroParticle Catalyzed Biosensor (“MPC”)	277,475	109,703	153%
Other	599,969	70,552	750%
Total Revenue	$1,865,112	$1,694,510	10%

Geographic Region	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
United States	$1,129,619	$1,118,961	1%
People’s Republic of China	627,132	506,398	24%
Rest of World	108,361	69,151	57%
Total Revenue	$1,865,112	$1,694,510	10%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products decreased 35% during the six months ended June 30, 2017 over the same period of 2016. During the six months ended June 30, 2016 the Company recognized approximately $474,000 (2017: $-) in PIFA revenue from the Company’s distribution partner in the People’s Republic of China (“PRC”). The distributor continues to work with the various provincial governments in the PRC to finalize reimbursement rates for the providers. Once these rates are established, the distributor expects strong demand for the PIFA products. Revenue from PIFA related components, totaling $500,000, during the six months ended June 30, 2017 is included in other revenue.

Total unit sales volumes for PIFA Classic and PIFA PLUSS in the United States remained steady, however; the sales mix changed slightly year-over-year. The Company experienced renewed interest in Western Europe and the Far East for the products after reviving the Conformité Européene Mark (“CE Mark”). The PIFA Classic products have shipped to Great Britain and India and is being actively marketed in the European Union and a clinical trial is scheduled in Italy.

MPC revenue increased 153% during the six months ended June 30, 2017 over the same period of 2016. Domestic and International sales of the BreathScan Breath Alcohol tests and domestic sales of the BreathScan Lync™ and OxiChek™ products accounted for the majority of the improvement.

The Company signed an amendment to the exclusive distribution agreement for the PIFA Heparin/PF4 products with NovoTek Pharmaceuticals Limited (“NovoTek”) to expand their geographic region to include Poland, include other PIFA Heparin/PF4 products and allow NovoTek to assemble the products at its facilities in the PRC or Poland from components acquired from the Company.

Other revenue increased 750% during the six months ended June 30, 2017 as compared to the same period of 2016. The significant increase resulted from an initial order for manufacturing components from NovoTek totaling $500,000. NovoTek will utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the PRC or Poland.

The Company’s gross margin was 72% (2016: 72%) for the six months ended June 30, 2017. The Company’s use of sub-contractors for assembly and packaging services increased to $119,072 (2016: $10,506) and increases in warehousing costs ($39,770 (2016: $7,662)) were offset by smaller declines in several expense categories. Additionally, the Company was able to sell its stock of raw materials associated with a previously discontinued product that had been removed from inventory and, as such, had no book value. The Company expects the gross margin to return to the 65% to 68% range in the near-term.

Cost of sales for the six months ended June 30, 2017 totaled $522,952 (2016: $476,876). Direct cost of sales decreased to 12% of revenue while other cost of sales increased to 16% for the six months ended June 30, 2017 as compared to 13% and 15% respectively for the same period in 2016.

Direct cost of sales for the six months ended June 30, 2017 were $223,313 (2016: $216,087). Other cost of sales for the six months ended June 30, 2017 were $299,639 (2016: $260,789).

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017, totaled $1,620,457, which was a 7% decrease as compared to $1,739,806 for the six months ended June 30, 2016.

The table below summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
Personnel Costs	$558,471	$543,770	3%
Professional Service Costs	546,322	477,094	15%
Stock Market & Investor Relations Costs	199,639	234,003	(15)%
Other General and Administrative Costs	316,025	484,939	(35)%
Total General and Administrative Expense	$1,620,457	$1,739,806	(7)%

Personnel expenses increased by 3% for the six months ended June 30, 2017 as compared to the same period of 2016. The increase is related to the creation of the Controller’s position in the Finance department and salary adjustments for executive management.

Professional service costs increased by 15% for the six months ended June 30, 2017 as compared to the same period of 2016. A significant increase in accounting and audit ($104,000 (2016: $60,896)), personnel recruitment ($22,355 (2016: $409)), engineering ($56,794 (2016: $24,605)) and general consulting services ($52,975 (2016: $3,388)) were offset by a decrease in legal fees ($310,198 (2016: $386,146)) which accounted for the change.

Decreases in consulting ($47,185 (2016: $61,127)) and investor relation services ($106,687 (2016: $130,436)) accounted for the 15% decrease in stock market & investor relations expenses.

The Company established a reserve for an uncollectable account during the six months ended June 30, 2016 for $146,196 (2017: $47,741) which accounted for the decline of 35% in other general and administrative expenses for the six months ended June 30, 2017. Travel restrictions, put in place earlier in the year, also contributed to the decline, totaling $26,205 (2016: $96,219).

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2017 totaled $1,005,326 which was a 19% decrease as compared to $1,238,754 for the six months ended June 30, 2016.

The table below summarizes our sales and marketing expenses for the six months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
Personnel Costs	$517,485	$714,796	(28)%
Professional Service Costs	137,126	307,020	(55)%
Royalties and Outside Commission Costs	148,836	50,045	197%
Other Sales and Marketing Costs	201,879	166,893	21%
Total Sales and Marketing Expenses	$1,005,326	$1,238,754	(19)%

Personnel costs decreased in the six months ended June 30, 2017 as compared to the same period of 2016. The Company has reduced its sales and marketing staff from 10 members on January 1, 2016 to 4 as of June 30, 2017 as a result of a new sales and marketing strategy that targets large integrated delivery networks instead of individual facilities. This strategy requires fewer, but more experienced and technically knowledgeable sales personnel to interact with executive management, laboratory and medical directors. The Company incurred severance expenses related to staff reductions during the six months ended June 30, 2016 which did not recur during the same period of 2017.

The Company renegotiated or eliminated several consulting arrangements targeted at improving market penetration or identifying marketing or distribution partners during the first half of 2016. The result is a reduction of 55% in professional service fees for general consulting services ($136,714 (2016: $220,289)) and marketing services ($- (2016: $51,246)) for the six months ended June 30, 2017.

The legal settlement with ChubeWorkx Guernsey, Ltd (“ChubeWorkx”), signed on August 11, 2016, requires the Company to pay a 5% royalty on adjusted gross sales to ChubeWorkx on a quarterly basis. During the six months ended June 30, 2017, this royalty totaled $93,781 (2016: $-).

The Company has launched an awareness campaign directed at surgeons, pathologists and laboratory and medical directors regarding the risks associated with heparin induced thrombocytopenia (“HIT”) and a campaign directed at health and wellness professionals to introduce the BreathScan Lync™ and OxiChek™ products. In support of the health and wellness project, the Company produced an infomercial in coordination with Balancing Act that aired on May 8, 2017. Expenses related to the production, which occurred in February, 2017, totaled $54,700.

Research and Development

Research and development expenses for the six months ended June 30, 2017 totaled $662,277, which was a 3% decrease as compared to $685,280 for the six months ended June 30, 2016.

The table below summarizes our research and development expenses for the six months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
Personnel Costs	$512,837	$378,553	35%
Clinical Trial Costs	300	141,342	(100)%
Professional Service Costs	47,711	57,147	(17)%
Other Research and Development Costs	101,429	108,238	(6)%
Total Research and Development Expenses	$662,277	$685,280	(3)%

Personnel costs increased 35% during the six months ended June 30, 2017 as compared to the same period of 2016. This increase was a result of the transfer of Dr. Akers’ salary and benefits from the General and Administrative department to Research and Development as he assumed his new responsibilities as Chief Scientific Director for the Company. In addition, employee benefit expenses ($41,636 (2016: $31,221)) also contributed to the increase.

Clinical trial costs decreased 100% during the six months ended June 30, 2017 as compared to the same period of 2016. The Company performed two clinical trials during the six months ended June 30, 2016, one to test the effectiveness of the PIFA Chlamydia assay and one for the KetoChek™ health and wellness product. Both studies were completed during 2016 and no significant expense was incurred during the six months ended June 30, 2017.

A reduction in general consulting services ($21,503 (2016: $31,619)) for the six months ended June 30, 2017 was responsible for the 17% decline in professional service fees.

Moderate decreases in several expense categories were offset by increases in internal resource utilization ($13,739 (2016: $2,937)) and travel expenses ($19,593 (2016 $11,047)) to account for the 6% decrease in other research and development expenses.

The following table illustrates research and development costs by project for the six months ended June 30, 2017 and 2016, respectively:

Project	2017	2016
Breath Alcohol	$5,171	$1,381
Chlamydia Trachomatis	150,033	10,685
Heparin/PF4	37,923	72,575
Ketone	3,465	2,125
KetoChek™ / OxiChek™	214,224	365,178
Metron	1,098	2,507
Other Projects	59,688	101,584
Pulmo Health	11,361	6,126
SeraSTAT	5,610	-
Tri-Cholesterol	173,112	117,903
VIVO	592	5,216
Total R&D Expenses:	$662,277	$685,280

Other Income and Expense

Other income, net of expense for the six months ended June 30, 2017 totaled $15,536, which was a 12% increase as compared to $13,899 for the six months ended June 30, 2016.

The table below summarizes our other income and expenses for the six months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
Currency Translation Gain/(Loss)	$9,367	$(4,817)	294%
Realized Gains on Investments	1,656	2,152	(23)%
Interest and Dividends	4,513	16,564	(73)%
Other Income	-	-	-%
Total Other Income, Net of Expenses	$15,536	$13,899	12%

Gains and losses associated with foreign currency transactions improved by 294% during the six months ended June 30, 2017 as compared to the same period of 2016, primarily a result of the increased strength of the US Dollar compared to the British Pound and Euro.

Realized gains, interest and dividend income declined to $6,169 (2016: $18,716). The Company’s available capital for investment activities was limited during the six months ended June 30, 2017 resulting in the decline in investment income.

Income Taxes

As of June 30, 2017, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the six months ended June 30, 2017 and 2016, the Company generated a net loss of $2,015,918 and $2,517,861, respectively. As of June 30, 2017 and December 31, 2016, the Company has an accumulated deficit of $99,495,455 and $97,479,537 and had cash and marketable securities totaling $1,208,800 and $122,701, respectively.

During the six months ended June 30, 2017, the Company raised $1,652,994 in net proceeds from a public offering of 1,789,500 shares of common stock, $1,760,317 in net proceeds from a private placement of 1,448,400 shares of common stock and $301,200 from the exercise of warrants for 200,800 shares of common stock.

The Company continues to expand the global distribution of our PIFA Heparin/PF4 rapid assays. The Company’s future and focus resides in preparing for the launch of our health and wellness product line linked to smartphones and tablets and the Company’s rapid manual point-of-care chlamydia assay.

We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

We expect that our primary expenditures will be to continue development of our health and wellness line, Tri-cholesterol test, PIFA Chlamydia assay and PIFA PLUSS® Infectious Disease single-use assays products, enrolling patients in clinical trials to support performance claims, generating studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of commercialized products. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures for the six months ended June 30, 2017 were $37,191 (2016: $81,462). Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2017 are expected to be approximately $65,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

The Company executed a lease for a satellite office in Ramsey, New Jersey on June 23, 2017 which is effective through May 31, 2019. The satellite office supports members of executive management and the sales and marketing team with convenient access to resources in the metro New York area.

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

The table below summarizes our cash flows for the six months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
Cash at beginning of period	$72,700	$402,059	(82)%
Loss from operations	(2,015,918)	(2,517,861)	20%
Adjustments
Non-Cash Activities	216,392	295,513	(40)%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(872,039)	(268,523)	(210)%
Cash Contributed by Operating Activities	78,334	75,129	4%
Cash Flows from Investing Activities
Cash Consumed by Investing Activities	(2,742,359)	(109,105)	(2,414)%
Cash Contributed by Investing Activities	1,745,554	2,502,319	30%
Cash Flows from Financing Activities
Cash Consumed by Financing Activities	-	-	-%
Cash Contributed by Financing Activities	3,714,511	-	100%
Cash at end of period	$197,175	$379,531	(48)%

The Company’s net cash consumed by investing activities totaled $2,742,359 during the six months ended June 30, 2017. Cash of $37,191 was consumed by capital expenditures and $2,705,168 for the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $1,745,554 for the period ended June 30, 2017.

The Company’s net cash provided by investing and financing activities totaled $2,393,214 during the six months ended June 30, 2016. Cash of $109,105 was consumed by capital expenditures and the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $2,502,319 for the period ended June 30, 2016.

Our net cash consumed by operating activities totaled $2,593,231 during the six months ended June 30, 2017. Cash was consumed by the loss of $2,015,918 plus non-cash adjustments of $121,381 for depreciation and amortization of non-current assets, $21,542 for the write-off and reserve for obsolete inventory, $15,864 for the fair value of restricted common stock issued for services and $12,367 for share based compensation less $1,001 for accrued interest and dividends on marketable securities. For the six months ended June 30, 2017, decreases in deposits and other receivables of $10,692, prepaid expenses of $20,752, and prepaid expenses – related party of $46,890 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables of $372,502, trade receivables – related parties of $93,109, inventories of $151,720 and other assets of $4,330 and decreases in trade and other payables of $19,471, trade and other payables – related party of $230,907 consumed cash from operating activities.

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

Trade Receivables, Trade Receivables – Related Party and Allowance for Doubtful Accounts

The carrying amounts of current trade receivables is stated at cost, net of allowance for doubtful accounts and approximate their fair value given their short-term nature.

The normal credit terms extended to customers ranges between 30 and 90 days. Credit terms longer than these may be extended after considering the credit worthiness of the customers and the business requirements. The Company reviews all receivables that exceed terms and establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance. The Company considers the historical level of credit losses, makes judgments about the credit worthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future.

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

Intangible Assets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2017, the Company has eleven patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057; D691,058 and D786,872). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002; 002216895-0003; 3459700-0001 and 3459395-001), United Kingdom and France (2684025), Germany (602012021524.0), Spain (E12755523), China (2016305495829), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the US, European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated all recently issued and adopted accounting pronouncements. and believes such pronouncements do not have a material effect on the Company’s financial statements.

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

As of June 30, 2017 and based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the Settlement Agreement, on August 17, 2016, the Company and Chube entered into a Security Agreement pledging all of the Company’s assets including all inventory and receivables (but excluding the specific assets referred to in the Settlement Agreement) in order to secure the Chube Royalty, and as security for the settlement sum which remains unpaid by the Company to Chube, the Company pledged all (i) distribution contracts of the Company or any of its affiliates, (ii) customer lists, (iii) manufacturing processes (including all intellectual property required to use those processes and exploit products made thereby), and (iv) all equipment required to perform said manufacturing processes and other equipment. Upon payment of the Chube Royalty to Chube the Security Agreement is terminated and the Company’s assets become unencumbered.

On October 17, 2016 the Company was served with a notice that Pulse Health LLC (“Pulse”) filed a lawsuit against the Company on September 30, 2016 in United States Federal District Court, District of Oregon, alleging a breach of contract under the settlement agreement entered into by the Company and Pulse on April 8, 2011 which settled all claims and disputes between the Company and Pulse arising from a previously executed Technology Development Agreement entered into by the Company and Pulse and damages resulting from the alleged breach. Additionally, Pulse alleges false advertising and unlawful trade practices in connection with the Company’s sales activities relating to the Company’s OxiChek™ products.

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

The Court decided by order dated April 14, 2017 in favor of the Company and has dismissed with prejudice the claims brought by Pulse for unfair competition (both federal and state counts).  The court decided against the Company in its motions for transfer of venue and for lack of jurisdiction.  As such, the case is proceeding in the District Court of Oregon.

Pulse subsequently filed an Amended Complaint, in which Pulse seeks not less than $500,000 in damages and, among other items, an injunction prohibiting the Company from manufacture, use and sale of the OxiChek product. The Company answered the Amended Complaint on May 30, 2017. Discovery commenced in April 2017 and is scheduled to conclude on October 2, 2017. The Court has set the trial date for July 17, 2018.

The Company intends to establish a rigorous defense of all claims. As the case has not progressed beyond initial motion practice and early discovery, the Company is unable to assess the potential outcome, no accrual for losses was made as of June 30, 2017. All legal fees were expensed as and when incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017, other than those previously reported in a Current Report on Form 8-K.

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

AKERS BIOSCIENCES, INC.

Date: August 14, 2017	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	Vice President, Finance and Treasurer (Principal Financial Officer)

