Form 10-Q
period 2017-09-30
Akers Biosciences, Inc.
filed 2017-11-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 10, 2017, there were 9,920,552 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	2017	2016
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$135,133	$72,700
Marketable Securities	10,178	50,001
Trade Receivables, net	1,125,097	601,271
Trade Receivables - Related Parties, net	125,001	31,892
Deposits and other receivables	21,748	23,782
Inventories, net	2,085,867	2,036,521
Prepaid expenses	99,479	168,277
Prepaid expenses - Related Parties	380,789	202,500

Total Current Assets	3,983,292	3,186,944

Non-Current Assets
Prepaid expenses - Related Party	53,456	270,183
Property, Plant and Equipment, net	242,048	259,392
Intangible Assets, net	1,173,444	1,301,775
Other Assets	76,093	66,813

Total Non-Current Assets	1,545,041	1,898,163

Total Assets	$5,528,333	$5,085,107

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,549,047	$1,463,363
Trade and Other Payables - Related Parties	20,245	234,067
Deferred Revenue	12,500

Total Current Liabilities	1,581,792	1,697,430

Total Liabilities	1,581,792	1,697,430

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common Stock, No par value, 500,000,000 shares authorized, 8,901,245 and 5,452,545 issued and outstanding as of September 30, 2017 and December 31, 2016	104,628,437	100,891,786
Deferred Compensation	(8,788)	(24,572)
Accumulated Deficit	(100,673,108)	(97,479,537)
Accumulated Other Comprehensive Income	-	-

Total Stockholders’ Equity	3,946,541	3,387,677

Total Liabilities and Stockholders’ Equity	$5,528,333	$5,085,107

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product Revenue	$638,331	$613,198	$2,378,811	$2,307,328
Product Revenue - Related parties	-	-	124,631	380
License & Service Revenue	37,500	-	37,500	-
Total Revenues	675,831	613,198	2,540,942	2,307,708
Cost of Sales:
Product Cost of Sales	(323,527)	(236,700)	(846,487)	(713,576)

Gross Income	352,304	376,498	1,694,455	1,594,132

Administrative Expenses	819,565	558,293	2,440,023	2,298,099
Sales and Marketing Expenses	342,763	408,248	1,254,308	1,647,003
Sales and Marketing Expenses - Related Party	34,328	117,949	128,108	117,949
Research and Development Expenses	290,447	247,578	929,730	932,858
Research and Development Expenses - Related Party	-	-	22,994	-
(Reversal of Allowance for) Bad Debt Expenses- Related parties	-	(1,299,609)	-	(1,299,609)
Amortization of Non-Current Assets	42,777	42,777	128,331	128,331

(Loss)/Income from Operations	(1,177,576)	301,262	(3,209,039)	(2,230,499)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	3,195	(3,629)	(6,172)	1,189
Interest and Dividend Income	(3,127)	(5,264)	(9,296)	(23,981)
Other Income	-	-	-	-
Total Other (Income)/Expense	68	(8,893)	(15,468)	(22,792)

(Loss)/Income Before Income Taxes	(1,177,644)	310,155	(3,193,571)	(2,207,707)

Income Tax Benefit	-	-	-	-

Net (Loss)/Income Attributable to Common Stockholders	(1,177,644)	310,155	(3,193,571)	(2,207,707)

Other Comprehensive Income/(Loss)
Net Unrealized Gain/(Loss) on Marketable Securities	(1,009)	(2,837)	-	3,691
Total Other Comprehensive Income/(Loss)	(1,009)	(2,837)	-	3,691

Comprehensive (Loss)/Income	$(1,178,653)	$307,318	$(3,193,571)	$(2,204,016)

Basic income/(loss) per common share	$(0.13)	$0.06	$(0.39)	$(0.41)
Diluted income/(loss) per common share	$(0.13)	$0.06	$(0.39)	$(0.41)

Weighted average basic common shares outstanding	8,892,079	5,434,212	8,268,851	5,428,859
Weighted average diluted common shares outstanding	8,892,079	5,508,545	8,268,851	5,428,859

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For the nine months ended September 30, 2017

	Common				Accumulated
	Shares				Other
	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2016 (audited)	5,452,545	$100,891,786	$(24,572)	$(97,479,537)	$-	$3,387,677

Net loss	-	-	-	(3,193,571)	-	(3,193,571)
Public offering of common stock, net of offering costs of $494,406	1,789,500	1,652,994	-	-	-	1,652,994
Private offering of common stock, net of offering costs of $267,443	1,448,400	1,760,317	-	-	-	1,760,317
Exercise of warrants for common stock	200,800	301,200	-	-	-	301,200
Amortization of deferred compensation	-	-	15,784	-	-	15,784
Issuance of non-qualified stock options to key employees	-	14,502	-	-	-	14,502
Issuance of non-qualified stock options for services to non-employees	-	2,183	-	-	-	2,183
Issuance of restricted stock for services for non-employees	10,000	5,455	-	-	-	5,455

Balance at September 30, 2017 (unaudited)	8,901,245	$104,628,437	$(8,788)	$(100,673,108)	$-	$3,946,541

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(unaudited)

	2017	2016
Cash flows from operating activities
Net loss	$(3,193,571)	$(2,207,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	(148)	13,380
Depreciation and amortization	182,866	221,946
Allowance for/(reversal of) doubtful accounts	46,239	(1,153,413)
Amortization of deferred compensation	15,784	24,834
Share based compensation to employees - options	14,502	22,828
Share based compensation to non-employees - options	2,183	23,676
Share based compensation to non-employees - restricted stock	5,455	-
Changes in assets and liabilities:
Increase in trade receivables	(570,065)	(275,541)
Increase in trade receivables - related parties	(93,109)	-
Decrease in deposits and other receivables	2,034	65,855
Increase in inventories	(49,346)	(60,862)
Decrease in prepaid expenses	68,797	91,706
Decrease in prepaid expenses - related parties	38,438	58,974
Increase in other assets	(9,280)	-
Increase/(decrease) in trade and other payables	85,685	(418,998)
Increase/(decrease) in trade and other payables - related parties	(213,822)	59,673
Increase in deferred revenue	12,500	-
Net cash used in operating activities	(3,654,858)	(3,533,649)

Cash flows from investing activities
Purchases of property, plant and equipment	(37,191)	(88,023)
Purchases of marketable securities	(2,709,148)	(37,360)
Proceeds from sale of marketable securities	2,749,119	3,452,833
Net cash provided by investing activities	2,780	3,327,450

Cash flows from financing activities
Net proceeds from issuance of common stock	3,413,311	-
Net proceeds from exercise of warrants for common stock	301,200	-
Net cash provided by financing activities	3,714,511	-

Net increase/(decrease) in cash	62,433	(206,199)
Cash at beginning of period	72,700	402,059
Cash at end of period	$135,133	$195,860

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of a restricted common stock grant to an officer	$-	$54,725
Net unrealized gains on marketable securities	$-	$3,691
Reclassification of note receivable to inventory	$-	$750,000
Reclassification of note receivable to prepaid expense	$-	$549,609

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2016 and 2015 included in the Company’s 2016 Form 10-K. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2017 and its results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

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

(f) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, receivables and trade and other payables. The carrying value of cash and cash equivalents, receivables and trade and other payables approximate their fair value because of their short maturities. The fair value of marketable securities is described in Note 4.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

(h) Trade Receivables, Trade Receivables – Related Parties and Allowance for Doubtful Accounts

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of September 30, 2017 and December 31, 2016, allowances for doubtful accounts for trade receivables were $192,435 and $1,010,196. Bad debt expenses for trade receivables were $- and $47,741 for the three month and nine months ended September 30, 2017 and a credit of $1,299,609 and a credit of $1,153,414 for the three and nine months ended September 30, 2016. The credit of $1,153,414 comprises the reversal of an allowance for bad debts expense – related party of $1,299,609 and an allowance for bad debts for an external party of $146,195 included in the administrative expenses for the nine months ended September 30, 2016.

As of September 30, 2017 and December 31, 2016, the aging of trade receivables and trade receivables – related parties was as follows:

	September 30		December 31
Aging Period	2017	%	2016	%
Current	$1,008,025	70%	$464,365	28%
01-30 Days	41,746	3%	43,223	3%
31-60 Days	50,000	3%	39,203	2%
61-90 Days	101,093	7%	6,150	0%
>90 Days	241,669	17%	1,090,418	66%
Subtotal	1,442,533	-	1,643,359	-
Bad Debts Allowance	(192,435)	-	(1,010,196)	-
Total	$1,250,098	-	$633,163	-
Average Days in Receivable	166		194

The aging above represents the number of days that the account receivable balance exceeds the credit terms. Included in the current category is accounts receivable of $550,800 and $- as of September 30, 2017 and December 31, 2016 with payment terms extended to 180 days.

(i) Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

All of the Company’s cash is maintained with Fulton Bank of New Jersey, Bank of America, NA and PayPal. The funds are insured by the FDIC up to a maximum of $250,000, but are otherwise unprotected. The Company placed $130,053 and $67,865 with Fulton Bank of New Jersey, $1,040 and $795 with Bank of America, NA and $4,040 and $4,040 with PayPal as of September 30, 2017 and December 31, 2016. No losses have been incurred in these accounts.

Concentration of credit risk with respect to trade receivables exists as approximately 68% of the Company’s product revenue is generated by three customers. These customers accounted for 59% of trade receivables as of September 30, 2017. To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of September 30, 2017, the Company has ten patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002 and 002216895-0003), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

(o) Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. The accrual for estimated sales returns was $- as of September 30, 2017 and December 31, 2016.

The Company implemented a standard dealer cost model during the year ended December 31, 2016 which includes a provision for rebates to the distributors under limited circumstances. The Company established an accrual of $27,073 and $18,858, which is a reduction of revenue as of September 30, 2017 and December 31, 2016. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized $51,791 and $222,469 during the three and nine months ended September 30, 2017 and $84,128 and $299,781 for the three and nine months ended September 30, 2016 for rebates, which is included as a reduction of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(q) Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $13,679 and $12,321 for the three months ended September 30, 2017 and 2016 and to $47,148 and $42,754 for the nine months ended September 30, 2017 and 2016. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $16,148 and $63,719 for the three and nine months ended September 30, 2017 and to $19,695 and $88,427 for the three and nine months ended September 30, 2016.

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

The table below details the classification of the basic and diluted income/(loss per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net Income/(Loss)	$(1,177,644)	$310,155	$(3,193,571)	$(2,207,707)

Denominator
Weighted Average Basic Common Shares Outstanding	8,892,079	5,434,212	8,268,851	5,428,859
Add the Dilutive Effect of Stock Options	-	56,000	-	-
Stock Warrants	-	-	-	-
Unvested Restricted Shares	-	18,333	-	-
Weighted Average Basic and Diluted Common Shares Outstanding	8,892,079	5,508,545	8,268,851	5,428,859

Net Income/(Loss) per Share
Basic	$(0.13)	$0.06	$(0.39)	$(0.41)
Diluted	$(0.13)	$0.06	$(0.39)	$(0.41)

(u) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(v) Recently Adopted Accounting Pronouncements

As of September 30, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

Note 3 – Management Plan

Historically, the Company has relied upon public offerings and private placements of common stock to raise operating capital. During the ten months ending October 31, 2017, the Company raised approximately $1.7 million in a public offering, $1.8 million from a private placement of common stock and an additional $982,000 from the execution of warrants (Notes 11 and 20). As of November 10, 2017, the Company had cash and marketable securities of approximately $432,000 and working capital of approximately $2.6 million.

The 2017-19 Strategic Business Plan (“Strat Plan”) was presented to and approved by the Board of Directors on December 12, 2016. The plan outlines the Company’s business objectives for the next three years and sets measurable targets for new product releases, sales and marketing programs to increase market penetration for the Company’s products and operational expense management. The Company has prepared the initial Go-To-Market Plan (“GTM Plan”) for 2018 and will present the completed GTM Plan to the Board of Directors on December 19, 2017 for final approval.

Implementation of the Strat Plan began in January 2017 and although management remains committed to the overall strategy, the Company will not meet the Strat Plan’s revenue targets for 2017. The Company had anticipated the market introduction of its over-the-counter Tri-Cholesterol test in the first half and its PIFA Chlamydia Rapid Assay product during the third quarter of 2017, both of which were delayed.

The Company encountered significant delays from raw material vendors for critical components of the Tri-Cholesterol test which resulted in the product’s first commercial production to be postponed into the third quarter. The first shipments of the product began at the end of September 2017 and feedback from the customer has been favorable. Three additional orders totaling $110,000 have been received.

The PIFA Chlamydia Rapid Assay test’s introduction has been delayed into 2018 due to unanticipated requests for additional clinical data from the United Stated Food & Drug Administration (“FDA”). The FDA’s approval of the 510(k) application is required to begin production and commercialization of the product.

The Company continues to encounter periods of cash shortages and is proactively working to minimize their impact on operations. The Company expects to achieve a cash-flow positive position during the next twelve months based upon the revised revenue targets as outlined in the Strat Plan and the 2018 GTM Plan. The Company is actively pursuing financing options with various financial institution, investment banks and other sources to enhance The Company’s liquidity while minimizing dilution to the shareholders.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

During the year ended December 31, 2016, the Company significantly reduced operating expenses through a systematic review of operations throughout the organization. As a result, the Company achieved a reduction in our weekly operating cash requirements of approximately 19% to $80,253 (2015: $98,699).

The Company achieved the reduction in weekly cash requirements by renegotiating contracts with key consultants and canceling consulting agreements where the cost-benefits are negligible, working with vendors to reduce or eliminate minimum purchasing requirements, to extend payment terms and re-sourcing materials when necessary to reduce costs.

Production cost savings, especially direct manufacturing costs, have been realized by utilizing sub-contractors to perform labor intensive production processes. This improves efficiency for our manufacturing staff, allowing them to concentrate their efforts on more complex assembly and production tasks.

During the nine months ended September 30, 2017, the Company’s average weekly operating cash requirement increased to $93,714 (2016: $88,341). The increase resulted from payments to vendors and sub-contractors included in the December 31, 2016 accounts payable balance, a significant royalty payment that had been deferred in 2016 as part of a legal settlement, professional service fees and other payments for contractual obligations. Many of these items are one-time events and the Company anticipates the cash requirements to revert to the $85,000 to $90,000 per week by the end of 2017.

Substantial doubt exists about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The Company has identified three conditions or events that support this determination:

The Company’s current working capital position.

The Company is working diligently to raise additional working capital either through various financial institutions, investment banks or other sources while minimizing dilution to the shareholders.

Executive management continues to monitor expenses and directives are in place to restrict non-essential expenses until the working capital situation is resolved.

Negotiations are underway with a potential customer for the Company’s BreathScan OxiChek products and are anticipated to be completed during the three months ending December 31, 2017; however, they have requested product design changes that must be completed prior to the consummation of the purchase agreement. All parties are confident that a solution can be achieved but a significant delay will impact revenue projections.

The Company’s engineers are working with the potential customer’s scientific officer to develop a device to support their unique requirements.

The Company is awaiting a 510(k) approval from the United States Food & Drug Administration (“FDA”) for its PIFA Chlamydia product. An extended delay in receipt of this approval will negatively impact revenue projections.

The Company is actively working with the FDA’s examiner to insure requests for additional data and responses to questions are completed as quickly as possible.

Note 4 - Fair Value Measurement - Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2017 and December 31, 2016.

U.S. Agency Securities, Corporate and Municipal Securities and Certificates of Deposits: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	As of September 30, 2017
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$10,000	$1	$-	$-	$10,001
Municipal securities	-	177	-	-	177
Total Level 2:	10,000	178	-	-	10,178

Total:	$10,000	$178	$-	$-	$10,178

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	As of December 31, 2016
	Cost	Accrued Income	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Money market funds	$29,657	$15	$-	$-	$29,672
Municipal securities	20,314	15	-	-	20,329
Total Level 2:	49,971	30	-	-	50,001

Total:	$49,971	$30	$-	$-	50,001

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains relating to the available for sale investment securities were recorded in the Condensed Consolidated Statement of Changes in Stockholders’ Equity as comprehensive income. These amounts were an unrealized loss of $1,009 and $- (net of effect of income tax expense of $-) for the three and nine months ended September 30, 2017 and an unrealized loss of $2,837 and an unrealized gain of $3,691 for the three and nine months ended September 30, 2016.

Proceeds from the sale of marketable securities in the three and nine months ended September 30, 2017 were $1,003,565 and $2,749,119 and were $950,514 and $3,452,833 for the three and nine months ended September 30, 2016. Gross gains, resulting from these sales, amounted to $1,719 and $1,269 for the three months ended September 30, 2017 and 2016 and $3,375 and $3,421 for the nine months ended September 30, 2017 and 2016.

Note 5 - Trade Receivables – Related Parties

Trade receivables – related parties are made up of amounts due from related parties of Hainan Savy Akers Biosciences Ltd (“Hainan”), a joint venture between Akers, Thomas Knox, Akers’ former Board Chairman, and Hainan Savy Investment Management Ltd, located in the People’s Republic of China. The Company holds a 19.9% position in the joint venture. The amount due is non-interest bearing, unsecured and generally has a term of 30-90 days (Note 14). Credit terms of 180 days were extended to Hainan for a bulk purchase of BreathScan Breath Alcohol detectors during June 2017 while Hainan expands their market presence in the People’s Republic of China.

Note 6 - Inventories

Inventories consists of the following categories:

	September 30, 2017	December 31, 2016
Raw Materials	$473,443	$440,316
Sub-Assemblies	848,078	907,989
Finished Goods	807,973	749,488
Reserve for Obsolescence	(43,627)	(61,272)
	$2,085,867	$2,036,521

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Obsolete inventory charged to cost of goods during the three and nine months ended September 30, 2017 totaled $2,664 and $3,158 and $24,965 and $27,933 was charged for the three and nine months ended September 30, 2016.

Note 7 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2017	December 31, 2016

Computer Equipment	$114,771	$114,771
Computer Software	40,681	40,681
Office Equipment	39,959	39,959
Furniture & Fixtures	38,356	29,939
Machinery & Equipment	1,138,134	1,126,134
Molds & Dies	851,254	834,480
Leasehold Improvements	222,593	222,593
	2,445,748	2,408,557
Less
Accumulated Depreciation	2,203,700	2,149,165

	$242,048	$259,392

Depreciation expenses totaled $18,709 and $54,536 for the three and nine months ended September 30, 2017 and $65,264 and $93,615 for the three and nine months ended September 30, 2016.

Note 8 - Intangible Assets

Intangible assets as of September 30, 2017 and December 31, 2016 and the movements for the periods then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2016	$2,626,996	$1,270,639	$3,897,635
Additions	-	-	-
Disposals	-	-	-
At September 30, 2017	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2016	$1,325,221	$1,270,639	$2,595,860
Amortization Charge	128,331	-	128,331
Disposals	-	-	-
At September 30, 2017	$1,453,552	$1,270,639	$2,724,191

Net Book Value
At December 31, 2016	$1,301,775	$-	$1,301,775
At September 30, 2017	$1,173,444	$-	$1,173,444

Amortization expense totaled $42,777 and $128,331 during the three and nine months ended September 30, 2017 and $42,777 and $128,331 for the three and nine months ended September 30, 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2017	$171,108
2018	$171,108
2019	$171,108
2020	$171,108
2021	$171,108

Note 9 - Trade and Other Payables

Trade and other payables consists of the following:

	September 30, 2017	December 31, 2016
Trade Payables	$1,044,056	$923,311
Accrued Expenses	445,241	480,302
Deferred Compensation	59,750	59,750
	$1,549,047	$1,463,363

Trade and other payables – related party are as follows:

	September 30, 2017	December 31, 2017
Trade Payables	$20,245	$182,001
Accrued Expenses	-	52,066
	$20,245	$234,067

As of September 30, 2017, the Company owed ChubeWorkx Guernsey Limited, a major shareholder, royalties of $17,164 (Note 14) which was paid on October 24, 2017.

As of September 30, 2017, the Company owed Hainan $670. Senior management at Hainan are actively involved in Shenzhen Savy-Akers Biosciences (“Shenzhen”) which is therefore being included as a related party. The Company owed Shenzhen $2,411 as of September 30, 2017.

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

On September 30, 2016, the Board of Directors increased the number of authorized shares of common stock subject to the Amended Plan to 830,000 shares. As of September 30, 2017, under the 2013 Amended Plan, grants of restricted stock and options to purchase 268,166 shares of common stock have been issued and are unvested or unexercised and 7,292 shares of common stock remain available for grants.

On August 7, 2017, the Shareholders approved and the Company adopted the 2017 Equity Incentive Plan (the “Plan”) which will provide for the issuance of up to 1,350,000 shares. The purpose of the Plan is to provide additional incentive to those officers, employees, consultants and non-employee directors of the Company and its parents, subsidiaries and affiliates whose contributions are essential to the growth and success of the Company’s business.

The Plan may be administered by the board or a board-appointed committee. Eligible recipients of option awards are employees, officers, consultants or directors (including non-employee directors) of the Company or of any parent, subsidiary or affiliate of the Company. The board has the authority to grant to any eligible recipient any options, restricted stock or other awards valued in whole or in part by reference to, or otherwise based on, the Company’s common stock.

Qualified option holders may exercise their options at their discretion. Each option granted may be exchanged for a prescribed number of shares of common stock.

The Company did not issue any options or warrants under the above plan during the three and nine months ended September 30, 2017.

The following table summarizes the option activities for the nine months ended September 30, 2017:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Balance at December 31, 2016	259,000	$4.23	3.05	$20,100
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(4,000)	3.25	3.89	—
Canceled/Expired	—	—	—	—
Balance at September 30, 2017	255,000	$4.25	2.27	$—
Exercisable as of September 30, 2017	250,334	$4.27	2.24	$—

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.81 for our common shares on September 29, 2017.

A summary of the Company’s non-vested shares as of September 30, 2017 and the changes during the period then ended are as follows:

		Weighted
		Average Grant
Non-Vested Shares	Shares	Date Fair Value
Non-vested at January 1, 2017	19,834	$2.36
Granted	-	-
Vested	(11,168)	2.07
Forfeited	(4,000)	2.36
Non-vested at September 30, 2017	4,666	$2.36

Unrecognized compensation cost related to non-vested employee stock options totaled $9,702 as of September 30, 2017. The cost is to be recognized over a weighted average period of 0.88 years.

During the three and nine months ended September 30, 2017, the Company incurred stock option expenses totaling $4,373 and $16,685 and totaled $38,263 and $46,504 for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company issued 894,750 warrants in conjunction with the January 2017 public offering and an additional 796,620 warrants with the March 2017 private placement. All warrants carry a five-year expiration term. The table below summarizes the warrant activity for the nine months ended September 30, 2017:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Term (years)
Balance at December 31, 2016	-	$-	-
Granted	1,691,370	1.88	-
Exercised	(200,800)	1.50	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at September 30, 2017	1,490,570	$1.73	4.40
Exercisable as of September 30, 2017	1,490,570	$1.73	4.40

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

On June 8, 2016, the Company issued 27,500 restricted common shares to an officer in connection with his employment agreement. These shares vest 1/3 immediately on the date of the grant and the remaining 2/3 vests equally on March 1, 2017 and March 1, 2018. The fair value of these shares was $54,725 and was based on the share price on the date of the grant. $5,374 and $15,784 was recorded during the three months and nine ended September 30, 2017 as administrative expense on the Condensed Consolidated Statement of Operations and Comprehensive Loss and the remaining $8,788 is reported as deferred compensation, a contra equity account, on the Condensed Consolidated Balance Sheet as of September 30, 2017.

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

On April 11, 2017, the Company issued 10,000 restricted shares to a consultant for services to be rendered during the year ending December 31, 2017. These shares vested on the date of the grant. The fair value of these shares was $18,000 and was based on the share price on the date of the grant. The Company recorded $5,455 during the nine months ended September 30, 2017 as sales and marketing expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

During the three months ended June 30, 2017, warrant holders from the January 13, 2017 public offering executed 37,500 warrants with an exercise price of $1.50 per common share, raising net proceeds of $56,250.

Note 12 – Earnings/(Loss) per share

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

Potential common shares consist of options, warrants and unvested restricted stock. Diluted net loss per common share was the same as basic net loss per common share for the three months ended September 30, 2017 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were as follows: incentive and award stock options – 255,000; unvested restricted shares of common stock – 9,166; warrants – 1,490,570 as of September 30, 2017.

Potential common shares consist of options, warrants and unvested restricted stock. Diluted net income per common share was the same as basic net income per common share for the three months ended September 30, 2016. Dilutive Instruments included were as follows: incentive and award stock options – 56,000; unvested restricted shares of common stock – 18,333; warrants – - as of September 30, 2016. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were incentive and award stock options – 203,000 as of September 30, 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Potential common shares consist of options, warrants and unvested restricted stock. Diluted net loss per common share was the same as basic net loss per common share for the nine months ended September 30, 2017 and 2016 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were as follows: incentive and award stock options – 255,000 (2016: 203,000); unvested restricted shares of common stock – 9,166 (2016: 18,333); warrants – 1,490,570 (2016: -) as of September 30, 2017.

Note 13 - Income Tax Expense

There is no income tax benefit for the losses for the three ended September 30, 2017 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

There is no income tax expense for the three months ended September 30, 2016 since the income arose from the reversal of an allowance for doubtful collection of a note. This temporary difference has no tax effect for the Company due to the net operating loss carry forwards available.

There is no income tax benefit for the losses for the nine months ended September 30, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2017 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ended on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

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

Notes to Condensed Consolidated Financial Statements

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

Under the terms of the Settlement Agreement, the Company will recover the full outstanding principal amount in the current fiscal year in the form of $750,000 of BreathScan® Alcohol Detector inventory – which the Company intends to subsequently sell – and the balance of $549,609 as prepaid royalty. Akers’ established an allowance for this doubtful note in the Company’s financial statements for the year ended December 31, 2015. As a result of the Settlement Agreement, the Company reversed the allowance for doubtful note in the amount of $1,299,609 which was included in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016.

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

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expenses of $34,328 and $128,108 for the three and nine months ended September 30, 2017 and $117,949 for the three and nine months ended September 30, 2016 which are included in sales and marketing expenses – related party on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Prior to the acquisition of the BreathScan® Alcohol Detector inventory pursuant to the Settlement Agreement from ChubeWorkx, the Company had pre-existing inventory totaling $467,646 for the detectors purchased. During the three and nine months ended September 30, 2017, the Company sold 1.8% and 6.2% of the cumulative unit inventory and recognized revenue totaling $39,100 and $139,900 and $- for the three and nine months ended September 30, 2016.

The Company began purchasing manufacturing molds, plastic components and the assembled BreathScan Lync™ device through Hainan and its related party during the year ended December 31, 2016 (Note 9). The Company purchased a total of $- during the three months ended September 30, 2017 and 2016 and $16,774 and $2,287 for the nine months ended September 30, 2017 and 2016 from this related party. As of September 30, 2017, the Company had a prepayment credit of $25,989 with Shenzhen and owed two other related companies of Hainan $3,081 which is included in trade and other payables – related parties on the Condensed Consolidated Balance Sheet.

Trade receivables – related parties as of September 30, 2017 and December 31, 2016 were $125,001 and $31,892. The amounts due are non-interest bearing, unsecured and generally have a term of 30-180 days (Note 5).

Product revenue – related parties for the three months ended September 30, 2017 and 2016 were $- and total $124,631 and $380 for the nine months then ended. The revenue was the result of sales to Hainan and its related parties.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Rent expense for the Thorofare Lease, including related CAM charges for the three months ended September 30, 2017 and 2016 totaled $40,440 and $40,290, respectively. Rent expenses for the Thorofare Lease, including related CAM charges totaled $121,220 and $120,870 for the nine months ended September 30, 2017 and 2016.

The Company entered into a 24-month lease for a satellite office located in Ramsey, New Jersey (“Ramsey Lease”) with annual rents of $25,980 plus common area maintenance (CAM) charges. The lease took effect on June 1, 2017 and runs through May 31, 2019.

Rent expenses for the Ramsey Lease, including related CAM charges totaled $6,506 and $6,506 for the three and nine months ended September 30, 2017. The Company posted a security deposit of $4,330 which is included in other assets on the Condensed Consolidated Balance Sheet.

The Company entered into a 29-month lease for warehouse space located in Pitman, New Jersey (“Pitman Lease”) with annual rents of $39,650. The lease took effect on August 1, 2017 and runs through December 31, 2019.

Rent expenses for the Pitman Lease totaled $6,608 for the three and nine months ended September 30, 2017. A security deposit of $4,950 is included in other assets on the Condensed Consolidated Balance Sheet.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Thorofare	Ramsey	Pitman	Equipment
	Lease	Lease	Lease	Lease	Total
	$	$	$	$	$
Next 12 Months	132,000	25,980	39,650	6,156	203,786
Next 13-24 Months	132,000	17,320	39,650	6,156	195,126
Next 25-36 Months	33,000	-	9,913	513	43,426

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

As of September 30, 2017, the Company had not incurred any expense related to the program.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16 - Major Customers

For the three months ended September 30, 2017, two customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 65% of the Company’s revenue. As of September 30, 2017, the amount due from these customers was $345,201. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the nine months ended September 30, 2017, three customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 67% of the Company’s revenue. As of September 30, 2017, the amount due from these customers was $854,103 of which $500,000 has an extended term of 180 days. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

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

Note 17 - Major Suppliers

For the three months ended September 30, 2017, two suppliers accounted for 10% or more of the Company’s purchases. These suppliers accounted for 31% of the Company’s total purchases. As of September 30, 2017, the amount due to these suppliers was $30,702.

For the nine months ended September 30, 2017, one supplier accounted for 10% or more of the Company’s purchases. This supplier accounted for 11% of the Company’s total purchases. As of September 30, 2017, the amount due to this supplier was $-.

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

The Court decided by order dated April 14, 2017 in favor of the Company and has dismissed with prejudice the claims brought by Pulse for unfair competition (both federal and state counts). The court decided against the Company in its motions for transfer of venue and for lack of jurisdiction. As such, the case shall proceed in the District Court of Oregon.

Pulse subsequently filed an Amended Complaint, in which Pulse seeks not less than $500,000 in damages and, among other items, an injunction prohibiting the Company from manufacture, use and sale of the OxiChek product. The Company answered the Amended Complaint on May 30, 2017. Discovery has commenced and is scheduled to conclude on January 22, 2018. The Court has set the trial date for July 17, 2018.

The Company intends to establish a rigorous defense of all claims. As the case has not progressed beyond initial motion practice and early discovery, the Company is unable to assess the potential outcome, no accrual for losses was made as of September 30, 2017. All legal fees were expensed as and when incurred.

Note 19 – Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB ASC 280 “Segment Reporting”, the Chief Operating Officer is the chief operating decision-maker who reviews operating results to make decisions on allocation of resources and assessment of performance for the entire company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The total revenue by different product lines was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Product Line	2017	2016	2017	2016
MicroParticle Catalyzed Biosensor (“MPC”)	$104,094	$85,337	$381,569	$195,040
Particle ImmunoFiltration Assay (“PIFA”)	490,058	514,840	1,477,726	2,029,095
Rapid Enzymatic Assay (“REA”)	27,500	-	27,500	-
Other	16,679	13,021	616,647	83,573
Product Revenue Total	$638,331	$613,198	$2,503,442	$2,307,708
License Fees	37,500	-	37,500	-
Total Revenue	$675,831	$613,198	$2,540,942	$2,307,708

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Region	2017	2016	2017	2016
United States	$626,077	$603,006	$1,755,695	$1,721,967
People’s Republic of China	-	383	627,132	506,781
Rest of World	49,754	9,809	158,115	78,960
Total Revenue	$675,831	$613,198	$2,540,942	$2,307,708

The Company had long-lived assets totaling $55,504 and $61,081 located in the People’s Republic of China and $1,359,987 and $1,500,086 located in the United States as of September 30, 2017 and December 31, 2016, respectively.

Note 20 - Subsequent Events

On October 12, 2017, the Company entered into Warrant Exercise Agreements with the existing holders from the March 2017 private placement to exercise their current warrants at $1.00 per share and receive a new warrant which would be convertible into the same number of common shares as the original warrant. The new warrants have an exercise price of $1.26, expire five years from the date of issuance and are not exercisable for six months after issuance. The incremental fair value resulting from the modification of these warrants will be accounted for as a deemed dividend in the statement of operations.

Pursuant to the Warrant Exercise Agreements, as of the date of the filing of this report, 724,200 warrants were exercised for the purchase of 724,200 shares of the Company’s common stock raising net proceeds of $680,748.

On October 17, 2017, the Board of Directors issued 295,107 restricted shares of common stock to key employees and officers of the Company as part of the 2017 Equity Incentive Plan. The restricted stock vested immediately and were issued at the closing price of $0.88 per share. Expenses related to the grants totaled $259,694 and will be reported on the Consolidated Statement of Operations for the year ending December 31, 2017 as follows:

Expense Category	2017	2016
General & Administrative	$163,924	-
Sales & Marketing	95,770	-
	$259,694	$-

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

At September 30, 2017, Akers had cash and cash equivalents of $145,311, working capital of $2,401,500, stockholders’ equity of $3,946,541 and an accumulated deficit of $100,673,108. Substantial doubt exists about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The Company has identified three conditions or events that support this determination:

The Company’s current working capital position;

Negotiations are underway with a potential customer for the Company’s BreathScan OxiChek products and are anticipated to be completed during the three months ending December 31, 2017; however, they have requested product design changes that must be completed prior to the consummation of the purchase agreement. All parties are confident that a solution can be achieved but a significant delay will impact revenue projections; and

The Company is awaiting a 510(k) approval from the United States Food & Drug Administration (“FDA”) for its PIFA Chlamydia product. An extended delay in receipt of this approval will negatively impact revenue projections.

Please refer to Note 3, Management Plan, of the Financial Statements for the Company’s plans to address the going concern.

Summary of Statements of Operations for the Three Months Ended September 30, 2017 and 2016

Revenue

Akers’ revenue for the three months ended September 30, 2017 totaled $675,831, a 10% increase from the same period in 2016. The table below summarizes our revenue by product line for the three months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Product Lines	3 Months Ended September 30, 2017	3 Months Ended September 30, 2016	Percent Change
Particle ImmunoFiltration Assay (“PIFA”)	$490,058	$514,839	(5)%
MicroParticle Catalyzed Biosensor (“MPC”)	104,094	85,338	22%
Rapid Enzymatic Assay (“REA”)	27,500	-	100%
Other	16,679	13,021	28%
Total Product Revenue	638,331	613,198	4%
License & Service Revenue	37,500	-	100%
Total Revenue	$675,831	$613,198	10%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products decreased 5% during the three months ended September 30, 2017 over the same period of 2016. The small decrease of $24,781 is due primarily to changes by the Company’s distribution partners to their management of inventory levels.

The Company is taking steps to improve its market presence and to educate the marketplace through the preparation and publication of additional clinical studies and physician seminars on the risks associated with heparin induced thrombocytopenia.

The Company’s MPC breathalyzer technology product sales increased 22% during the three months ended September 30, 2017 over the same period of 2016. Sales in this category include the BreathScan OxiChek and BreathScan Lync products as well as the traditional BreathScan Breath Alcohol product lines.

Demand for the BreathScan Breath Alcohol products is beginning to re-emerge in Western Europe, Australia and the Far East through the efforts of our Independent Manufacturing Representative (“IMR”) in Italy working in conjunction with our Corporate staff. The Company expects this trend to continue as the distribution partners in these areas continue to expand their markets.

The Company began shipping the Tri-Cholesterol product, based on the Company’s REA technology, during the three months ended September 30, 2017. The first order, totaling $27,500, was fulfilled in September and two additional orders have been received to date and will ship before the end of the fourth quarter.

Other operating revenue increased to $16,679 (2016: $13,021) during the three months ended September 30, 2017. The product group consists of fees received for shipping and handling and the sale of components.

During August 2017, the Company received a non-refundable $50,000 fee from a potential customer for the Company’s BreathScan OxiChek products in exchange for the use of equipment, access to product documentation and data, technical support and to restrict the Company from actively pursuing another commercial partner in a specific market segment.

The Company recognized $37,500 of this fee as License & Service Revenue during the three months ended September 30, 2017 and will recognize the balance of $12,500 in the three months ended December 31, 2017.

The table below summarizes our revenue by geographic region for the three months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Geographic Region	3 Months Ended September 30, 2017	3 Months Ended September 30, 2016	Percent Change
United States	$626,077	$603,006	4%
People’s Republic of China	-	383	(100)%
Rest of World	49,754	9,809	407%
Total Revenue	$675,831	$613,198	10%

Domestic sales represent the most significant portion of the Company’s revenue, contributing 92.6% (2016: 98.3%). The primary sales and marketing efforts are concentrated on expanding the Company’s domestic market share in the rapid clinical diagnostic and health and wellness segments and the recent introduction of the Tri-Cholesterol test has allowed the Company to re-enter the retail market.

Revenue from China continues to be highly unpredictable. NovoTek Pharmaceuticals (“NovoTek”), our distribution partner for the PIFA Heparin/PF4 Rapid Assay products, continues to pursue approvals for reimbursement rates from the various Provinces and although they anticipate receipt of these approvals, their timing is unknown. Over the past several years, NovoTek has created significant product demand by identifying and working with the key opinion leaders and seeding the marketplace with sample products. As a result, they anticipate strong demand for the PIFA Heparin/PF4 Rapid Assay product once reimbursement rates are approved.

Revenue from the rest of the world consists mostly of the BreathScan Breath Alcohol products being distributed in Western Europe and Australia.

The Company’s gross margin declined to 52% (2016: 61%) for the three months ended September 30, 2017. The initial commercial production of the Company’s new Tri-Cholesterol product contributed to the decline in gross margin. One-time costs associated with the transition from Research and Development to Manufacturing as the production plans were implemented and adjusted included engineering, raw material waste as processes were fine-tuned to meet commercial production levels, training of the production staff and increased quality review and testing. The inclusion of several of the Research and Development department’s professional staff as part of the initial production team significantly increased direct labor costs.

Cost of sales for the three months ended September 30, 2017 totaled $323,526 (2016: $236,700). Direct cost of sales increased to 31% of product revenue while other cost of sales decreased to 20% for the three months ended September 30, 2017 as compared to 18% and 21% respectively for the same period in 2016.

Direct cost of sales for the three-month period ended September 30, 2017 were $196,866 (2016: $109,835). Other cost of sales for the three months ended September 30, 2017 were $126,660 (2016: $126,865).

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017, totaled $819,565, which was a 47% increase as compared to $558,293 for the three months ended September 30, 2016.

The table below summarizes our general and administrative expenses for the three months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended September 30, 2017	3 Months Ended September 30, 2016	Percent Change
Personnel Costs	$223,361	$168,913	32%
Professional Service Costs	320,081	110,101	191%
Stock Market & Investor Relations Costs	120,807	88,953	36%
Other General and Administrative Costs	155,316	190,326	(18)%
Total General and Administrative Expense	$819,565	$558,293	47%

Personnel expenses increased by 32% for the three months ended September 30, 2017 as compared to the same period of 2016. The increase is related to the creation of the Controller’s position in the Finance department, salary adjustments for executive management and higher employee benefit expenses.

Professional service costs increased by 191% for the three months ended September 30, 2017 as compared to the same period of 2016. A significant increase in legal fees ($258,026 (2016: $56,919)) accounted for the majority of the change.

Stock market and investor relations costs increased by 36% for the three months ended September 30, 2017 as compared to the same period of 2016. Expenses related to the Company’s annual meeting, transfer agent fees and investor relations fees contributed to the increase.

The Company’s other general and administrative expenses declined by 18% for the three months ended September 30, 2017 as compared to the same period of 2016. Continued efforts to reduce costs resulted in savings across several expense categories, the most significant of which resulted from the travel restrictions put in place earlier in the year. Travel expenses for the executive and administrative staff totaled $10,140 (2016: $18,074).

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2017 totaled $377,091, which was a 28% decrease as compared to $526,197 for the three months ended September 30, 2016.

The table below summarizes our sales and marketing expenses for the three months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended September 30, 2017	3 Months Ended September 30, 2016	Percent Change
Personnel Costs	$184,835	$222,980	(17)%
Professional Service Costs	67,111	77,094	(13)%
Royalties and Outside Commission Costs	43,635	128,828	(66)%
Other Sales and Marketing Costs	81,510	97,295	(16)%
Total Sales and Marketing Expenses	$377,091	$526,197	(28)%

Personnel costs decreased in the three months ended September 30, 2017 as compared to the same period of 2016. The Company has reduced its sales and marketing staff from 10 members on January 1, 2016 to 4 as of September 30, 2017. The new sales and marketing strategy targets large integrated delivery networks instead of individual facilities. This strategy requires fewer, but more experienced and technically knowledgeable sales personnel to interact with executive management, laboratory and medical directors.

The Company renegotiated or eliminated several consulting arrangements targeted at improving market penetration or identifying marketing or distribution partners during the first half of 2016. The result is a reduction of 13% in professional service costs with general consulting services ($60,862 (2016: $75,010)) accounting for the majority of the savings for the three months ended September 30, 2017.

The legal settlement with ChubeWorkx Guernsey, Ltd (“ChubeWorkx”), signed on August 11, 2016, requires the Company to pay a 5% royalty on adjusted gross sales to ChubeWorkx on a quarterly basis. During the three months ended September 30, 2017, this royalty totaled $34,328 (2016: $117,949).

A decline in travel expenses ($37,405 (2016: $46,189)), sponsorships ($- (2016: $10,500)) and small decreases in other expenses resulted in an overall decline of 16% in other sales and marketing costs.

Research and Development

Research and development expenses for the three months ended September 30, 2017 totaled $290,447, which was a 17% increase as compared to $247,578 for the three months ended September 30, 2016.

The table below summarizes our research and development expenses for the three months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended September 30, 2017	3 Months Ended September 30, 2016	Percent Change
Personnel Costs	$214,369	$161,257	33%
Clinical Trial Costs	2,153	19,062	(89)%
Professional Service Costs	41,829	39,369	6%
Other Research and Development Costs	32,096	27,890	15%
Total Research and Development Expenses	$290,447	$247,578	17%

Personnel costs increased 33% during the three months ended September 30, 2017 as compared to the same period of 2016. The increase is related to salary adjustments and higher employee benefit expenses.

Clinical trial costs decreased 89% during the three months ended September 30, 2017 as compared to the same period of 2016. The Company continued to perform two clinical trials during the three months ended September 30, 2016, one to test the effectiveness of the PIFA Chlamydia assay and one for the KetoChek™ health and wellness product. Both studies were completed during 2016 and no significant expense was incurred during the three months ended September 30, 2017.

An increase is travel expenses ($9,282 (2016: $2)) was offset by reduced costs in several other expense categories which accounted for the 15% increase in other research and development expenses.

The following table illustrates research and development costs by project for the three months ended September 30, 2017 and 2016, respectively:

Project	2017	2016
Asthma/pH	$52,368	$-
Breath Alcohol	1,714	-
Chlamydia Trachomatis	32,791	22,307
Heparin/PF4	19,257	16,885
Ketone	3,689	-
KetoChek / OxiChek	70,056	117,871
METRON	-	74
Other Projects	-	248
Pulmo Health	-	5,447
Tri-Cholesterol	110,572	84,746
Total R&D Expenses:	$290,447	$247,578

Other Income and Expense

Other expense, net of income for the three months ended September 30, 2017 totaled $68, which was a 101% decrease as compared to other income, net of expense of $8,893 for the three months ended September 30, 2016.

The table below summarizes our other income and expenses for the three months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended September 30, 2017	3 Months Ended September 30, 2016	Percent Change
Currency Translation Gain/(Loss)	$(3,195)	$3,629	(188)%
Realized Gain/(Loss) on Investments	1,719	1,269	35%
Interest and Dividends	1,408	3,995	(65)%
Other Income	-	-	-%
Total Other Income, Net of Expenses	$(68)	$8,893	(101)%

Gains and losses associated with foreign currency transactions declined by 188% during the three months ended September 30, 2017 as compared to the same period of 2016, primarily a result of the increased strength of the British Pound compared to the US Dollar.

Realized gains, interest and dividend income declined to $3,127 (2016: $5,264). The Company’s available capital for investment activities was limited during the three months ended September 30, 2017 resulting in the decline in investment income.

Summary of Statements of Operations for the Nine Months Ended September 30, 2017 and 2016:

Revenue

Akers’ revenue for the nine months ended September 30, 2017 totaled $2,540,942, a 10% increase from the same period in 2016. The table below summarizes our revenue by product line and geographic region for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Product Lines	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
Particle ImmunoFiltration Assay (“PIFA”)	$1,477,726	$2,029,095	(27)%
MicroParticle Catalyzed Biosensor (“MPC”)	381,569	195,040	96%
Rapid Enzymatic Assay (“REA”)	27,500	-	100%
Other	616,647	83,573	638%
Total Product Revenue	2,503,442	2,307,708	8%
License & Service Revenue	37,500	-	100%
Total Revenue	$2,540,942	$2,307,708	10%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products decreased 27% during the nine months ended September 30, 2017 over the same period of 2016. Additional revenue from PIFA related components, totaling $500,000, during the nine months ended September 30, 2017 is included in other revenue. During the nine months ended September 30, 2016 the Company recognized approximately $494,000 (2017: $-) in PIFA revenue from the Company’s distribution partner in the People’s Republic of China (“PRC”). The distributor continues to work with the various provincial governments in the PRC to finalize reimbursement rates for the providers. Once these rates are established, the distributor expects strong demand for the PIFA products.

The Company is taking steps to improve its market presence and to educate the marketplace through the preparation and publication of additional clinical studies and physician seminars on the risks associated with heparin induced thrombocytopenia.

The Company’s MPC breathalyzer technology product sales increased 96% during the nine months ended September 30, 2017 over the same period of 2016. Sales in this category include the BreathScan OxiChek and BreathScan Lync products as well as the traditional BreathScan Breath Alcohol product lines.

Demand for the BreathScan Breath Alcohol products is beginning to re-emerge in Western Europe, Australia and the Far East through the efforts of our Independent Manufacturing Representative (“IMR”) in Italy working in conjunction with our Corporate staff. The Company expects this trend to continue as the distribution partners in these areas continue to expand their markets.

The Company began shipping the Tri-Cholesterol product, based on the Company’s REA technology, during the nine months ended September 30, 2017. The first order, totaling $27,500, was fulfilled in September and two additional orders have been received to date and will ship before the end of the fourth quarter.

Other operating revenue increased to $616,647 (2016: $83,573) during the nine months ended September 30, 2017 as compared to the same period of 2016. The product group consists of fees received for shipping and handling and the sale of components. The significant increase resulted from an initial order, as explained above, for manufacturing components from NovoTek totaling $500,000. NovoTek will utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the PRC or Poland.

During August 2017, the Company received a non-refundable $50,000 fee from a potential customer for the Company’s BreathScan OxiChek products in exchange for the use of equipment, access to product documentation and data, technical support and to restrict the Company from actively pursuing another commercial partner in a specific market segment.

The Company recognized $37,500 of this fee as License & Service Revenue during the three months ended September 30, 2017 and will recognize the balance of $12,500 in the three months ended December 31, 2017.

The table below summarizes our revenue by geographic region for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Geographic Region	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
United States	$1,755,695	$1,721,967	2%
People’s Republic of China	627,132	506,781	24%
Rest of World	158,115	78,960	100%
Total Revenue	$2,540,942	$2,307,708	10%

Domestic sales represent the most significant portion of the Company’s revenue, contributing 69.1% (2016: 74.6%). The primary sales and marketing efforts are concentrated on expanding the Company’s domestic market share in the rapid clinical diagnostic and health and wellness segments and the recent introduction of the Tri-Cholesterol test has allowed the Company to re-enter the retail market.

Revenue from China continues to be highly unpredictable. NovoTek Pharmaceuticals (“NovoTek”), our distribution partner for the PIFA Heparin/PF4 Rapid Assay products, continues to pursue approvals for reimbursement rates from the various Provinces and although they anticipate receipt of these approvals, their timing is unknown. Over the past several years, NovoTek has created significant product demand by identifying and working with the key opinion leaders and seeding the marketplace with sample products. As a result, they anticipate strong demand for the PIFA Heparin/PF4 Rapid Assay product once reimbursement rates are approved.

Revenue from the rest of the world consists mostly of the BreathScan Breath Alcohol products being distributed in Western Europe and Australia.

The Company’s gross margin declined to 67% (2016: 69%) for the nine months ended September 30, 2017. The initial commercial production of the Company’s new Tri-Cholesterol product contributed to the decline in gross margin. One-time costs associated with the transition from Research and Development to Manufacturing as the production plans were implemented and adjusted included engineering, raw material waste as processes were fine-tuned to meet commercial production levels, training of the production staff and increased quality review and testing. The inclusion of several of the Research and Development department’s professional staff as part of the initial production team significantly increased direct labor costs.

Cost of sales for the nine months ended September 30, 2017 totaled $846,488 (2016: $713,576). Direct cost of sales increased to 16% of product revenue while other cost of sales remained steady at 17% for the nine months ended September 30, 2017 as compared to 14% and 17% respectively for the same period in 2016.

Direct cost of sales for the nine-month period ended September 30, 2017 were $420,189 (2016: $325,922). Other cost of sales for the nine months ended September 30, 2017 were $426,299 (2016: $387,654).

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017, totaled $2,440,023, which was a 6% increase as compared to $2,298,099 for the nine months ended September 30, 2016.

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
Personnel Costs	$781,833	$712,683	10%
Professional Service Costs	866,403	587,196	48%
Stock Market & Investor Relations Costs	320,446	322,956	(1)%
Other General and Administrative Costs	471,341	675,264	(30)%
Total General and Administrative Expense	$2,440,023	$2,298,099	6%

Personnel expenses increased by 10% for the nine months ended September 30, 2017 as compared to the same period of 2016. The increase is related to the creation of the Controller’s position in the Finance department, salary adjustments for executive management and higher employee benefit expenses.

Professional service costs increased by 48% for the nine months ended September 30, 2017 as compared to the same period of 2016. A significant increase in accounting and audit ($140,130 (2016: $80,896)), personnel recruitment ($22,355 (2016: $409)), engineering ($82,718 (2016: $51,072)), legal fees ($568,225 (2016: $443,065)) and general consulting services ($52,975 (2016: $5,513)) accounted for the change.

The Company’s other general and administrative expenses declined by 30% for the nine months ended September 30, 2017 as compared to the same period of 2016. Continued efforts to reduce costs resulted in savings across several expense categories, the most significant of which resulted from the travel restrictions put in place earlier in the year. Travel expenses for the executive and administrative staff totaled $36,345 (2016: $114,293).

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2017 totaled $1,382,416 which was a 22% decrease as compared to $1,764,952 for the nine months ended September 30, 2016.

The table below summarizes our sales and marketing expenses for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
Personnel Costs	$702,319	$937,777	(25)%
Professional Service Costs	204,237	384,114	(47)%
Royalties and Outside Commission Costs	192,470	178,873	8%
Other Sales and Marketing Costs	283,390	264,188	7%
Total Sales and Marketing Expenses	$1,382,416	$1,764,952	(22)%

Personnel costs decreased 25% in the nine months ended September 30, 2017 as compared to the same period of 2016. The Company has reduced its sales and marketing staff from 10 members on January 1, 2016 to 4 as of September 30, 2017. The new sales and marketing strategy targets large integrated delivery networks instead of individual facilities. This strategy requires fewer, but more experienced and technically knowledgeable sales personnel to interact with executive management, laboratory and medical directors. The Company incurred severance expenses related to staff reductions during the nine months ended September 30, 2016 which did not recur during the same period of 2017.

The Company renegotiated or eliminated several consulting arrangements targeted at improving market penetration or identifying marketing or distribution partners during the first half of 2016. The result is a reduction of 47% in professional service fees. General consulting services ($190,176 (2016: $295,299)) and marketing services ($161 (2016: $51,246)) accounted for the savings for the nine months ended September 30, 2017.

The legal settlement with ChubeWorkx Guernsey, Ltd (“ChubeWorkx”), signed on August 11, 2016, requires the Company to pay a 5% royalty on adjusted gross sales to ChubeWorkx on a quarterly basis. During the nine months ended September 30, 2017, this royalty totaled $128,109 (2016: $117,949).

The Company has launched an awareness campaign directed at surgeons, pathologists and laboratory and medical directors regarding the risks associated with heparin induced thrombocytopenia (“HIT”) and a campaign directed at health and wellness professionals to introduce the BreathScan Lync™ and OxiChek™ products. In support of the health and wellness project, the Company produced an infomercial in coordination with Balancing Act that aired on May 8, 2017. Expenses related to the production, which occurred in February 2017, totaled $54,700.

Research and Development

Research and development expenses for the nine months ended September 30, 2017 totaled $952,724, which was a 2% increase as compared to $932,858 for the nine months ended September 30, 2016.

The table below summarizes our research and development expenses for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
Personnel Costs	$727,206	$539,810	35%
Clinical Trial Costs	2,453	160,405	(98)%
Professional Service Costs	89,541	96,515	(7)%
Other Research and Development Costs	133,524	136,128	(2)%
Total Research and Development Expenses	$952,724	$932,858	2%

Personnel costs increased 35% during the nine months ended September 30, 2017 as compared to the same period of 2016. This increase was a result of the transfer of Dr. Akers’ salary and benefits from the General and Administrative department to Research and Development as he assumed his new responsibilities for the Company. In addition, employee benefit expenses ($72,026 (2016: $45,052)) also contributed to the increase.

Clinical trial costs decreased 98% during the nine months ended September 30, 2017 as compared to the same period of 2016. The Company performed two clinical trials during the nine months ended September 30, 2016, one to test the effectiveness of the PIFA Chlamydia assay and one for the KetoChek™ health and wellness product. Both studies were completed during 2016 and no significant expense was incurred during the nine months ended September 30, 2017.

A reduction in general consulting services ($30,503 (2016: $57,651)) was offset by an increase in engineering and product design fees ($56,164 ($36,593)) for the nine months ended September 30, 2017 resulting in a 7% decline in professional service fees.

Moderate decreases in several expense categories were offset by increases in internal resource utilization ($17,110 (2016: $6,976)) and travel expenses ($28,875 (2016 $11,050)) to account for the 2% decrease in other research and development expenses.

The following table illustrates research and development costs by project for the nine months ended September 30, 2017 and 2016, respectively:

Project	2017	2016
Asthma/Ph	$52,368	$-
Breath Alcohol	6,885	1,381
Chlamydia Trachomatis	182,825	10,685
CHUBE	-	22,307
Heparin/PF4	57,180	72,823
HIV	-	16,885
Ketone	7,154	2,125
KetoChek / OxiChek	284,278	365,177
Lithium	-	117,871
METRON	1,098	2,507
Other Projects	59,688	101,659
Pulmo Health	11,361	6,126
SeraSTAT	5,610	-
Sonicator OQ	-	5,447
Tri-Cholesterol	283,685	117,903
VIVO	592	89,962
Total R&D Expenses:	$952,724	$932,858

Other Income and Expense

Other income, net of expense for the nine months ended September 30, 2017 totaled $15,468, which was a 32% decrease as compared to $22,792 for the nine months ended September 30, 2016.

The table below summarizes our other income and expenses for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
Currency Translation Gain/(Loss)	$6,172	$(1,189)	619%
Realized Gain on Investments	3,375	3,421	(1)%
Interest and Dividends	5,921	20,560	(71)%
Other Income	-	-	-%
Total Other Income, Net of Expenses	$15,468	$22,792	(32)%

Gains and losses associated with foreign currency transactions increased by 619% during the nine months ended September 30, 2017 as compared to the same period of 2016, primarily a result of the increased strength of the US Dollar compared to the British Pound during the three quarters of 2017.

Realized gains, interest and dividend income declined to $9,296 (2016: $23,981). The Company’s available capital for investment activities was limited during the nine months ended September 30, 2017 resulting in the decline in investment income.

Liquidity and Capital Resources

For the nine months ended September 30, 2017 and 2016, the Company generated a net loss attributable to shareholders of $3,193,571 and $2,207,707, respectively. As of September 30, 2017 and December 31, 2016, the Company has an accumulated deficit of $100,673,108 and $94,479,537 and had cash and equivalents totaling $145,311 and $72,700, respectively.

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

Substantial doubt exists about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The Company has identified three conditions or events that support this determination:

The Company’s current working capital position

Negotiations are underway with a potential customer for the Company’s BreathScan OxiChek products and are anticipated to be completed during the three months ending December 31, 2017; however, they have requested product design changes that must be completed prior to the consummation of the purchase agreement. All parties are confident that a solution can be achieved but a significant delay will impact revenue projections.

The Company is awaiting a 510(k) approval from the United States Food & Drug Administration (“FDA”) for its PIFA Chlamydia product. An extended delay in receipt of this approval will negatively impact revenue projections.

Please refer to Note 3, Management Plan, of the Financial Statements for the Company’s plans to address the going concern.

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

Capital expenditures for the nine months ended September 30, 2017 were $37,191 (2016: $88,023). Capital expenditures, primarily for production and laboratory costs for the year ending December 31, 2017 are expected to be approximately $50,000. As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

The table below summarizes our cash flows for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
Cash at beginning of period	$72,700	$402,059	(82)%
Loss from operations	(3,193,571)	(2,207,707)	(45)%
Adjustments
Non-Operating Gains	-	-	-%
Non-Cash Activities	266,881	(846,749)	129%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(935,622)	(754,781)	(12)%
Cash Contributed by Operating Activities	207,454	275,588	(50)%
Cash Flows from Investing Activities
Cash Consumed by Investing Activities	(2,746,339)	(125,383)	(2,090)%
Cash Contributed by Investing Activities	2,749,119	3,452,833	(20)%
Cash Flows from Financing Activities
Cash Consumed by Financing Activities	-	-	-%
Cash Contributed by Financing Activities	3,714,511	-	100%
Cash at end of period	$135,133	$195,860	(31)%

The Company’s net cash provided by investing and financing activities totaled $6,463,630 during the nine months ended September 30, 2017. Cash of $2,746,339 was consumed by capital expenditures and the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $2,749,119 for the period ended September 30, 2017.

The Company’s net cash provided by investing and financing activities totaled $3,452,833 during the nine months ended September 30, 2016. Cash of $125,383 was consumed by capital expenditures and the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $3,452,833 for the period ended September 30, 2016.

Our net cash consumed by operating activities totaled $3,654,858 during the nine months ended September 30, 2017. Cash was consumed by the loss of $3,193,571 plus non-cash adjustments of $182,866 for depreciation and amortization of non-current assets, $46,239 for allowances for doubtful accounts, $15,784 for amortization of deferred compensation, $14,502 for share based compensation, $2,183 for options issued for services and $5,455 for restricted stock issued for services less and $148 for accrued income on marketable securities. For the nine months ended September 30, 2017, decreases in deposits and other receivables of $2,034, prepaid expense of $68,798, prepaid expense – related parties of $38,438 and an increase in trade and other payables of $85,684 and deferred revenue of $12,500 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables of $570,065, trade receivables – related parties of $93,109, inventories of $49,346 and other assets of $9,280 and a decrease in trade and other payables – related party of $213,822 consumed cash from operating activities.

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

Intangible Assets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of September 30, 2017, the Company has eleven patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057; D691,058 and D786,872). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002; 002216895-0003; 3459700-0001 and 3459395-001), United Kingdom and France (2684025), Germany (602012021524.0), Spain (E12755523), China (2016305495829), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the US, European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

As of September 30, 2017 and based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Court decided by order dated April 14, 2017 in favor of the Company and has dismissed with prejudice the claims brought by Pulse for unfair competition (both federal and state counts).  The court decided against the Company in its motions for transfer of venue and for lack of jurisdiction.  As such, the case shall proceed in the District Court of Oregon.

Pulse subsequently filed an Amended Complaint, in which Pulse seeks not less than $500,000 in damages and, among other items, an injunction prohibiting the Company from manufacture, use and sale of the OxiChek product. The Company answered the Amended Complaint on May 11, 2017. Discovery has commenced and is scheduled to conclude on January 22, 2018. The Court has set the trial date for July 17, 2018.

The Company intends to establish a rigorous defense of all claims. As the case has not progressed beyond initial motion practice and early discovery, the Company is unable to assess the potential outcome, no accrual for losses was made as of September 30, 2017. All legal fees were expensed as and when incurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

10.1	Form of Akers Biosciences, Inc. 2017 Equity Incentive Plan (incorporated by reference to Akers Biosciences, Inc. Current Report on Form 8-K filed with the SEC on August 11, 2017).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: November 14, 2017	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	Vice President, Finance & Treasurer (Principal Financial Officer)

