Form 10-K
period 2017-12-31
Akers Biosciences, Inc.
filed 2018-04-03
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on a closing price of $1.25 was $10,201,326. As of March 15, 2018, the registrant had 81,973,964 shares of its common stock, no par value per share, outstanding.

Documents Incorporated By Reference: None.

AKERS BIOSCIENCES, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

FORWARD LOOKING STATEMENTS

This Report and the documents we have filed with the Securities and Exchange Commission (which we refer to herein as the SEC) that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

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

All of Akers’ rapid, single-use tests are performed in vitro (outside the body) and are designed to enhance patient well-being and reduce total outcome costs of healthcare. The Company’s current product offerings and pipeline products focus on delivering diagnostic assistance in a wide variety of healthcare fields/specialties, including cardiology/emergency medicine, metabolism/nutrition, diabetes, respiratory disease and infectious disease detection, as well as for on and off-the-job alcohol safety initiatives.

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

Market Overview

Worldwide, healthcare professionals use laboratory tests to support their clinical diagnosis and treatment decisions. According to a Markets and Markets report, In-Vitro Diagnostic (IVD) Market (Applications, End-users & Types) Trends & Global Forecasts (Major & Emerging Markets — G7, Japan & BRIC) (2011 – 2016) , published in January 2012 (the “IVD Market Report”), the use of such tests continues to grow as a result of increased patient awareness, patient self-testing and the aging baby boomer population across the globe. Other major drivers for the growth of the in vitro diagnostic (“IVD”) industry is a rise in the number of diseases like respiratory and hospital-acquired infections and a rise in the chronic diseases such as diabetes, hypertension, cardiovascular diseases, and cancer. Both an increasing understanding of the molecular processes underlying many disease states and the opportunity for clinicians to quickly incorporate that targeted information into treatment decisions (e.g. companion testing). According to an article published on in vitro diagnostics by Medical Device and Diagnostic Industry (“MDDI”) online in March 2013, in the past, the in vitro diagnostics industry has focused on developing tests that require significant time, skill, and often costly, specialized equipment. Patient specimens often had to be collected remotely and processed in a central laboratory with test results sent to a physician at a later date. This general protocol is not particularly well-adapted to the practice of medicine in a cost-effective, timely manner. The pressures on public health budgets and falling profits among third party payors such as insurers, necessitates an alternative approach to disease management. In addition, there has been steady growth of the retail health clinic and urgent care center markets.

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

In a June 6, 2013 article, “Global In Vitro Diagnostics Markets Outpace Pharma Industry Growth” by Frost & Sullivan the global IVD market was estimated $45 billion, with forecasted revenue expected to reach $64 billion in 2017. While the U.S. and Western Europe are the largest IVD markets, the Asian-Pacific and Eastern Europe regions are projected to be the fastest growing by Frost & Sullivan . The Company’s main presence is in the U.S., but the Company has also initiated its strategic move into the China and European Union marketplaces by executing joint venture, distribution and licensing agreements.

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

Particle ImmunoFiltration Assay (PIFA ® ) Technology

PIFA ® technology is an accurate, rapid, immunoassay ( a procedure for detecting or measuring specific proteins or other substances through their properties as antigens or antibodies ) method based on the selective filtration of dyed microparticles coated with antigen or antibody. The microparticles are combined with a test sample (whole blood, serum, urine or saliva) within a self-contained device. If a patient tests positive for the antibody or antigen, a binding event will occur and the dyed microparticles will be trapped by a filter within the device. As a result, the test window will be void of any color. Conversely, if the patient tests negative, the dyed microparticles will flow freely into the test window. Specific to the PIFA Heparin tests, the Company has two international patents and one US patent granted in force.

SMC Technology

Synthetic Macrocycle Complex (“SMC”) Technology is a colorimetric testing methodology that pairs a proprietary reagent ( a substance or mixture for use in chemical analysis or other reactions) with a hand-held, photometric reader that determines the quantitative level of a therapeutic drug in a patient’s blood sample. The technology also permits the use of whole blood samples collected from a simple finger stick, making products that use this technology extremely flexible within the healthcare delivery system.

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

Sample Preparation Technology

Rapid Blood Cell Separation Technology

Akers’ Rapid Blood Cell Separation (“Separator”) Technology, marketed under the brand name seraSTAT ® , further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically. Conventional methods of blood cell separation are labor-intensive and time-consuming, typically involving blood collection and laboratory personnel, as well as electrically-powered centrifuges and other specialized equipment. The disposable Separator device requires only a small-volume blood sample obtained from a time and cost-efficient finger stick procedure or through a venous blood draw. Akers has obtained the appropriate US FDA regulatory clearances for seraSTAT ® as a stand-alone device and the technology is currently integrated into PIFA PLUSS PF4 devices, and will be utilized in the infectious disease products currently under development. The seraSTAT ® Rapid Blood Cell Separation Technology is currently protected by two U.S. patents and three international patents.

Product Portfolio

Akers is positioned as a provider of rapid diagnostic solutions that encompass the totality of the point-of-care testing process, from sample preparation to immediate test result. In addition, we believe we are a pioneer in disposable breath condensate technology, a testing format that has significant potential given the variety of wellness-and disease-predicting biomarkers present in an exhaled breath sample.

At present, Akers’ commercialized and emerging product portfolio incorporates four of the Company’s six proprietary platform testing technologies: PIFA ® , MPC Biosensor, REA and Rapid Blood Cell Separation Technology. Directly below, is a discussion of the products within our current and emerging portfolio that will be segmented by platform.

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

Our marketed and emerging products include:

Product	Platform	Marketed/Pipe line	Not FDA- regulated; QMS- Compliant Only	FDA Clearance Required Prescription Use/OTC	FDA Clearance Status Obtained/Needed	Description
BreathScan TM	MPC	Marketed		OTC	Obtained	Disposable breath alcohol detector

BreathScan ® PRO	MPC	Marketed		OTC	Obtained	Quantitative breath alcohol detection system

Breath Diabetic Ketoacidosis ®	MPC	Pipeline		Prescription Use	Needed	Disposable breath ketone device for diabetic monitoring

METRON ®	MPC	Marketed		Health and wellness	n/a	Disposable breath ketone device to monitor ketosis

Breath PulmoHealth “Check” ®	MPC	Pipeline		Prescription Use	Needed	A suite of breath tests for biomarkers indicating asthma, chronic obstructive pulmonary disease (COPD), and lung cancer

Lync	MPC	Marketed		Health and wellness	n/a	Non-invasive, quantitative measurement of biological markers for health and wellness

Product	Platform	Market/Pipe line	Not FDA- regulated; QMS- Compliant Only	FDA Clearance Required Prescription Use/OTC	FDA Clearance Status Obtained/Needed	Description
PIFA ® Heparin/PF4 & PIFA PLUSS ® PF4	PIFA	Marketed		Prescription Use	Obtained	Rapid tests for Heparin/PF4 antibodies to detect an allergy to the widely used blood thinner, Heparin

PIFA PLUSS ® Chlamydia	PIFA	Pipeline		Prescription Use	Needed	Rapid tests for the most prevalent sexually transmitted disease

seraSTAT ®	seraStat	Marketed		Prescription Use	Obtained	Rapid Blood Cell Separator, marketed under the brand name seraSTAT ® , further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically.

Tri-Cholesterol “Check” ®	REA	Marketed		OTC	Obtained	Rapid test for Total and high density lipoprotein cholesterol and estimates low density lipo protein

BreathScan OxiCHek	MPC	Marketed		Health and wellness	n/a	Breath test for oxidative stress using the Lync reader and digital app

BreathScan KetoChek	MPC	Pipeline		Health and wellness	n/a	Breath test for ketosis using the Lync reader and digital app

MPC Biosensor Technology

The Company’s MPC Biosensor breath condensate testing platform forms the basis of a number of Akers’ marketed and pipeline products.

Breath Alcohol Franchise

BreathScan ® originated the disposable breath alcohol detector category and was the first single-use breathalyzer to obtain the FDA 510(k) clearance in 2006 for Over-the-Counter use required to facilitate sales to U.S. consumers; CE certification is not required to market the product in the EU because BreathScan ® results are not used to diagnose any medical conditions. The Company’s breath alcohol detector technology was granted an Australian Standard certification trademark, which cleared the commercial pathway for product sales in Australia, New Zealand, and South Africa.

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

The Company’s proprietary breath alcohol detection technology is paired with the quantitative precision of an electronic analyzer in the BreathScan ® PRO alcohol detection system. As with all BreathScan ® products, the test subject exhales into a specially calibrated, BreathScan ® PRO detector. The testing coordinator then inserts the used detector into the BreathScan ® PRO Digital Analyzer (the “Analyzer”). After two minutes, the Analyzer’s sophisticated optics calculate the subject’s BAC; the detectable range spans from 0.00% to .15% BAC. Unlike other electronic breathalyzers, BreathScan ® PRO never requires recalibration so it is in “ready” mode at all times. In 2011, the Company received FDA over-the-counter clearance for the system, providing a commercialization path in the U.S. for use by trained professionals, including those in civil and military law enforcement, and the general public; in addition, the CE-Mark was affixed to the alcohol detection system for professional use. Finally, the .02 Breath Alcohol Detection System has been approved to the Conforming Products List by the U.S. Department of Transportation, and may be sold as a compliance tool to the transportation industry.

Since the appropriate regulatory clearances have been obtained in the U.S. and other major markets requiring specific certifications for specific devices (i.e., Australia for the Company’s single-use detectors for these products), the Company does not anticipate needing to fund additional clinical trials to facilitate or initiate product marketing in other international regions at this time.

Other Emerging MPC Platform Products

The Company’s MPC Biosensor technology is being applied to the development of products that serve the nutraceutical, fitness, and weight loss marketplaces. As a category, these disposable screening tests are exempt from FDA 510(k) premarket clearances. Biomarkers related to various metabolic processes can be measured in breath condensate. As a result, Akers has used its proprietary, easy-to-use platform to design disposable breath devices that measure ketone (acid) production associated with fat-burning (METRON ® and KetoChek) and oxidative stress levels that relate to cellular damage and the development of many preventable diseases (OxiChek). The Company believes that personalized health and wellness – and eventually personalized medicine – will become an increasingly significant market. The Company is positioning its tests for fitness, weight loss and oxidative stress for this market by designing a more consumer-focused reagent device, and linking this device to an application for smartphones and tablets that can not only produce a result, but also track progress over time. Initial marketing activities have commenced for these products and the Company is preparing for commercialization. The Company is currently assessing distribution opportunities with companies specializing in weight loss and/or mass distribution through health-related multilevel marketing organizations. Since devices with claims related to weight loss or nutrition are exempt from FDA oversight, a clinical program to support a 510(k) submission is not required for any of these products. Given the non-medical intended use, the Company does not believe products will be required to hold a CE-mark prior to marketing in the EU.

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

The Breath KetoChek and the Breath PulmoHealth “Check” suite of products will require the development of individual clinical trial programs to facilitate eventual FDA 510(k) submissions. The Company has self-certified Breath KetoChek as compliant with the CE requirements in the EU, and intends to pursue the same designation for each product in the Breath PulmoHealth “Check” trio once the appropriate technical file is assembled.

MPC Biosensor technology is currently protected by one United States patents (8,871,521).

PIFA ® Technology

The core products marketed under the PIFA ® platform are the PIFA ® Heparin/PF4 Rapid Assay, and the PIFA PLUSS ® PF4.

PIFA ® Heparin/PF4 Rapid Assay and PIFA PLUSS ® PF4 remain the only FDA-cleared rapid manual assays that quickly determine if a patient being treated with the blood thinner Heparin may be developing a drug allergy. This clinical syndrome, referred to as Heparin-Induced Thrombocytopenia (“HIT”), reverses the Heparin’s intended therapeutic effect and transforms it into a clotting agent. Patients with HIT are at risk of developing limb- and life-threatening complications, so the timely test result provided by Akers’ Heparin/PF4 devices is paramount to effective clinical decision making. In the U.S. alone, approximately 12 million patients are exposed to Heparin annually and 1% to 5% of those patients receive a HIT diagnosis. The largest at-risk populations are patients undergoing major cardiac or orthopedic surgical procedures. It is estimated that up to 50% of cardiac surgery patients develop HIT-antibodies. Given the size of the aging baby boomer market segment and the prevalence of cardiac disease, surgeries within this category is expected to increase, as would the potential demand for the Company’s convenient, rapid tests.

The PIFA ® Heparin/PF4 Rapid Assay improves the standard of care in HIT-testing with its result delivered in less than five minutes after the patient sample has been prepared. Traditional methods required the use of expensive equipment, specialized laboratory personnel and hours of technician time to complete the 20+ assay test procedure in-house. Clinicians were subjected to a 24-to-72 hour turnaround time if the HIT-antibody determination was outsourced to a reference laboratory. Especially in the latter scenario, the patient information obtained is retrospective in nature as the HIT-antibody result cannot be factored into time-sensitive diagnostic and treatment decisions.

The Company has also introduced PIFA PLUSS ® PF4 to U.S. hospitals to further improve the rate at which healthcare professionals can obtain a HIT-antibody result. This PIFA ® line extension merges the ease-of-use of the PIFA testing platform with Akers’ recently patented Rapid Blood Cell Separation Technology, marketed under the brand name seraSTAT ® . The marriage of these two technologies condenses the sample preparation and analysis procedures as the precise micro-volume of a seraSTAT ® -prepared patient specimen is delivered directly into the PIFA ® cassette for immediate testing. This eliminates an additional one-hour of sample processing time and the need for healthcare personnel to have access to a centrifuge to separate the liquid fraction of blood from the cellular fraction. As a result, HIT-testing can be initiated and completed at or near the point-of-care, especially in emergency and critical care departments where time-efficient diagnostic results can drastically improve patient outcomes.

Since the appropriate regulatory clearances have been obtained in the United States for these products, the Company does not anticipate needing to fund additional clinical trials to facilitate product marketing domestically. In addition, the current technical file that has been assembled for seraSTAT ® and PIFA PLUSS PF4 ® will also be used to support Akers’ CE-marking self-certification process to initiate product sales in the EU; the PIFA Heparin/PF4 Rapid Assay is already CE-marked. The Company’s strategy in other foreign jurisdictions that may require additional clinical trials to support regulatory clearance is to partner with a distributor that will fund the required clinical program in exchange for some degree of marketing exclusivity.

Other PIFA ® Platform Assays in development

The Company can quickly apply the PIFA PLUSS ® methodology to its infectious disease and emergency-related testing products to further consolidate the test result turn-around time and eliminate the need for any specialized sample preparation personnel or equipment. To date, the Company’s custom reagent work has focused on a variety of infectious diseases, markers of cardiovascular disease, and blood typing tests including the following:

●	Chlamydia

●	Troponin I

●	ABOD Battlefield Blood Transfusion Card

REA Technology

Akers’ Tri-Cholesterol “Check” test is initiated with an easy-to-obtain finger stick blood sample, and provides users with an estimate of both their total and high-density lipoprotein (“HDL”) cholesterol levels, and by a simple calculation, approximates their low density lipoprotein (“LDL”) level. We believe that there is global demand for this category of disposable tests given healthcare trends that identify cardiovascular disease, and related risk factors like high cholesterol, diabetes and high blood pressure. These complications are particularly on the rise in developing nations that have gained access to the dietary habits of the west. In fact, studies reported by Middle East Health Magazine recently conducted in various medical centers throughout Saudi Arabia and the United Arab Emirates (“UAE”) categorized the cardiovascular health risk as being on the edge of a potentially serious epidemic. In addition, the research revealed that half the subjects were undiagnosed prior to participating in the study that may be indicative of insufficient healthcare resources. This regional case study has global application as cardiovascular disease is the leading cause of death worldwide and access to healthcare remains a challenge to much of the aggregate population. This drives home the need for rapid, straightforward screening tests that are easily accessible to individuals for routine monitoring.

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

The REA Technology is currently protected by three United States patents (8,808,639; 8,003,061; 8,425,859).

Sample Preparation Technology

Rapid Blood Cell Separation Technology

In addition to the Company’s testing platforms, Akers’ recently patented Rapid Blood Cell Separation (“Separator”) Technology, marketed under the brand name seraSTAT ® , further accelerates the rate at which a test result is obtained as the often-required sample preparation step is abbreviated drastically. Conventional methods of blood cell separation are labor-intensive and time-consuming, typically involving blood collection and laboratory personnel, as well as electrically-powered centrifuges and other specialized equipment. The Separator device requires only a small-volume blood sample obtained from a time- and cost-efficient finger stick procedure.

The required micro-volume specimen of serum or plasma is immediately extracted and introduced into a rapid assay device for real-time analysis. The savings afforded by the Separator device can be measured in time and cost given its quick turn-around-time and straightforward, easy-to-master procedure.

Since the appropriate regulatory clearances have been obtained in the United States for seraSTAT ® as a stand-alone device, the Company does not anticipate needing to fund additional clinical trials to expand product marketing domestically. Currently, seraSTAT ® is integrated into PIFA PLUSS PF4 devices, and will be utilized in the infectious disease products currently under development. Akers may consider partnerships with other medical device companies, functioning as an Original Equipment Manufacturer (“OEM”), as the benefits of the seraSTAT ® Rapid Blood Cell Separation Technology can be integrated into other assay platforms. Also, the current technical file that has been assembled for seraSTAT ® will be used to support Akers’ CE-marking self-certification process to initiate product sales in the EU. The Company’s strategy in foreign jurisdictions that may require additional clinical trials to support regulatory clearance is to partner with a distributor that will fund the required clinical program in exchange for some degree of marketing exclusivity.

The seraSTAT ® Rapid Blood Cell Separation Technologies currently protected by two United States patents (7,896,167; 8,097,171) and one international patent (JP 4,885,134).

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

Distribution

We distribute our products through direct and indirect channels of distribution. We have well-developed indirect distribution channels in the U.S. with, among others, Cardinal Health 200, Inc. (“Cardinal Health”), Fisher Healthcare, a Division of Fisher Scientific Company L.L.C. (“Fisher Healthcare”) and Typenex Medical L.L.C. (“Typenex”) for the Company’s PIFA Heparin/PF4 assays. The relationships with Cardinal Health and Fisher Healthcare provide us with access to most U.S. hospitals.

With respect to the Company’s breath alcohol franchise, historically Akers focused its commercial attention within the on-the-job safety/human resources sector. Access was and currently is largely achieved through designated BreathScan ® distributors and limited arrangements in which the Company serves in an OEM capacity.

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

In select European countries and Australia, we have distribution relationships with specialized sales and marketing organizations for some of our products. We do not have a strong presence in many emerging markets, but are seeking to enter into agreements to enable us to enter other international markets in the current fiscal year.

During the year ended December 31, 2017 sales to Cardinal Health and Fisher Healthcare accounted for a significant part of the Company’s product revenue. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

Joint Venture

On October 24, 2014, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) by and among the Company, Hainan Savy Investment Management Ltd. (“Hainan”) and Mr. Thomas Knox, a member of the Board at that time, to research, develop, produce and sell certain Akers rapid diagnostic screening and testing products in China (the “Joint Venture”). The Joint Venture is located in Shenzhen, China, and is incorporated as Hainan Savy Akers Biosciences, Ltd (“HSAB”).

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

The Akers logo is a registered trademark in the U.S. Other registered trademarks/service marks include: BreathScan ® , PIFA ® , PIFA PLUSS ® , seraSTAT ® , HealthTest ® , and Be a Hero, Get Their Keys ® , and METRON ® .

The following table summarizes the U.S. and international utility patents that currently protect Akers intellectual property; the core and emerging products to which they relate are also noted:

Description	Jurisdiction	Utility Patent No.	Type of Protection	Expiration Date	Product(s) To Which They Relate
breath ketone detector	US	8,871,521	Manufacture	3/8/2031	Breath KetoChek ®

breath ketone detector	Japan	6023906	Manufacture	3/8/2032	Breath KetoChek ®

breath ketone detector	European Union	2684025	Manufacture	3/8/2032	Breath KetoChek ®

blood separator and method of separating fluid fraction from whole blood	US	7,896,167	Manufacture	9/7/2026	seraSTAT ® ; PIFA PLUSS ® PF4; PIFA PLUSS ® Infectious Diseases Rapid Assays

blood separator and method of separating fluid fraction from whole blood	US	8,097,171	Manufacture	8/5/2025	seraSTAT ® ; rapid blood cell separator also integrated into PIFA PLUSS ® PF4 and PIFA PLUSS ® Infectious Diseases Rapid Assays

blood separator and method of separating fluid fraction from whole blood	Japan	4,885,134	Manufacture	8/5/2025	seraSTAT ® ; rapid blood cell separator also integrated into PIFA PLUSS ® PF4 and PIFA PLUSS ® Infectious Diseases Rapid Assays

blood cell separator	European Union	1793906	Manufacture	8/5/2025	seraSTAT ® ; rapid blood cell separator also integrated into PIFA PLUSS ® PF4 and PIFA PLUSS ® Infectious Diseases Rapid Assays

Description	Jurisdiction	Utility Patent No.	Type of Protection	Expiration Date	Product(s) To Which They Relate
blood cell separator	Hong Kong	11004006	Manufacture	8/5/2025	seraSTAT ® ; rapid blood cell separator also integrated into PIFA PLUSS ® PF4 and PIFA PLUSS ® Infectious Diseases Rapid Assays

methods for detecting heparin platelet factor 4	US	9,383,368	Manufacture	10/4/2024	PIFA ® Heparin/PF4 Rapid Assay; PIFA PLUSS ® PF4

methods and kits for detecting heparin/platelet factor 4 antibodies	Japan	4,931,821	Manufacture	10/4/2025	PIFA ® Heparin/PF4 Rapid Assay; PIFA PLUSS ® PF4

Methods and kits for detecting heparin platelet factor 4 antibodies	Japan	577579	Manufacture	10/4/2025	PIFA ® Heparin/PF4 Rapid Assay; PIFA PLUSS ® PF4

test strip card	US	8,003,061	Manufacture	5/6/2024	Tri-Cholesterol “Check” ®

test strip card	US	8,425,859	Manufacture	5/6/2024	Tri-Cholesterol “Check” ®

test strip card	US	8,808,639	Manufacture	5/6/2024	Tri-Cholesterol “Check” ®

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

Government Regulations

FDA Approval/Clearance Requirements

Unless an exemption applies, each medical device that we wish to market in the U.S. must receive 510(k) clearance. It has been the Company’s experience thus far, that the FDA’s 510(k) clearance process usually takes from four to twelve months, but can last significantly longer. We cannot be sure that a 510(k) clearance will ever be obtained for any product we propose to market. We have obtained the required FDA clearance for all of our current products that require such clearance.

The FDA decides whether a device line must undergo either the 510(k) clearance or Premarket approval (“PMA”). PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. The PMA approval process is based on statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a premarket notification (“PMN”) requesting a 510(k) clearance, unless an exemption applies. The PMN must demonstrate that the proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed predicate device, which is a pre-existing medical device to which equivalence can be drawn, that is either in Class I, Class II, or is a Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application.

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

Employees

We currently employ 32 full-time equivalent employees, contractors or consultants, which include 12 in research and development, 6 in general and administrative, 5 in sales and marketing and 9 in direct and indirect manufacturing. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.

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

We have recorded a net loss attributable to common shareholders in most reporting periods since our inception. Our net loss for the years ended December 31, 2017 and 2016 were $5.805,326 and $3,303,538, respectively. Our accumulated deficit at December 31, 2017 was $103,284,863. The Company’s go-to-market strategy has been developed to guide the Company to profitability in the near term. We believe Akers Biosciences is properly funded and positioned to realize this goal. There are however no guarantees based on unforeseen market conditions or other factors that could compromise the Company’s projected outcomes.

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

As of December 31, 2017, we had two principal U.S. customers; Cardinal Health, Inc. (“Cardinal Health”) and Fisher Healthcare (“Fisher”) each has the non-exclusive right to distribute PIFA Heparin/PF4 Rapid Assays within the U.S. NovoTek Pharmaceuticals Ltd (“NovoTek”) has exclusive distribution rights to PIFA Heparin/PF4 Rapid Assays in the Peoples Republic of China.

For the year ended December 31, 2017, Cardinal Health, Fisher and NovoTek accounted for approximately 62% of the Company’s product revenue.

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

As of December 31, 2017, three customers accounted for 60% of our trade receivables as compared to the fiscal year ended December 31, 2016 where 15% of trade receivables are attributed to these customers. In the case of insolvency by one of our significant customers, a trade receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

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

Further, some foreign countries, such as Canada and India, require that a medical device company’s manufacturing facility be certified for compliance with the ISO 13485, an international standard for quality systems management. The International Organization for Standardization (“ISO”) is the world’s largest developer of standards with 148 member countries. The Company’s quality management system received a certification of compliance with the ISO 13485:2003 requirements on February 4, 2015. The Company’s quality management system has been re-certified under the annual requirements. The failure by the Company to maintain this certification may limit Akers’ ability to obtain foreign regulatory approval on a timely basis, if at all and to do so may cause Akers to incur additional costs or prevent Akers from marketing its products in foreign countries, which may have a material adverse effect on its business and results of operations.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through clinical trials the safety and effectiveness of our products. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, product development, pilot trial testing, clinical trials and regulated, compliant manufacturing processes. During the year ended December 31, 2017 research and development expense totaled $1,260,378.

Even if completed, we do not know if these trials will produce statistically significant or clinically meaningful results sufficient to support an application for marketing approval. If and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to advance the rate of patient enrollment, and the rate to collect, clean, lock and analyze the clinical trial database.

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

After a device receives a 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a Premarket approval (“PMA”). PMA is the FDA process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Currently the Company does not market devices within this Class III category nor does it intend to in the foreseeable future. However, the FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified devices until 510(k) clearance or PMA approval is obtained. We have modified one of our prescription use, 510(k)-cleared devices, specifically the PIFA Heparin/PF4 Rapid Assay to include our seraSTAT Separator. However, we determined that, in our view, based on FDA guidance as to when to submit a 510(k) notification for changes to a cleared device, new 510(k) clearances or PMA approvals are not required. We cannot assure you that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval.

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

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

●	fines, injunctions and civil penalties;

●	recall, detention or seizure of our products;

●	the issuance of public notices or warnings;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for a 510(k) clearance of new products;

●	withdrawing a 510(k) clearance already granted; and

●	criminal prosecution.

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

Achieving market acceptance for our existing products such as our direct-to-consumer offerings (disposable breathalyzers) and clinical laboratory testing solutions (Particle Immuno Filtration Assay (“PIFA”) based heparin-induced thrombocytopenia and infectious disease rapid tests) and introducing new products (breath condensate detectors for the health & wellness categories) require substantial marketing efforts and will require our sales account executives, contract partners, outside sales agents and distributors to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors. The Company has aligned its sales resources with the regional sales segmentation of our clinical products distributors. Although this has positively impacted sales, the large account executive territories may prove to be inefficient as we commercialize products and may hinder our revenue growth.

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

Technology is an important component of our business and growth strategy, and our success depends to a significant extent on the development, implementation and acceptance of new products. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products to meet evolving industry requirements and at prices acceptable to our customers will be dependent on a number of factors including, funding availability to complete development efforts, our ability to test and refine products, successfully conduct clinical trials and seek to obtain required FDA clearance or foreign approval/certification for products that require such regulatory authorizations. Physician patients and third-party payors and the medical community may be slow to adopt any of our products. Moreover, there can be no assurance that the products that we are developing will receive FDA clearance, work effectively in the marketplace or gain market acceptance. We may expend considerable funds and other resources on the development of next-generation products without any guarantee that these products will be successful.

If we are not successful in bringing new products to market, whether because we fail to address marketplace demand, fail to develop viable technologies or otherwise, our revenue may decline and our results of operations could be seriously harmed.

If we fail to establish, maintain and expand relationships with distributors, sales of our products would decline.

The Company does not control the efforts of its distributors and its distributors are not prohibited from selling competing products. Our ability to sell our products depends largely on the Company’s relationships with such distributors. Accordingly, we are subject to the risk that they may not commit the financial and other resources to market and sell our products to our level of expectation, they may experience financial hardship or they may otherwise terminate our relationship on short notice. In the U.S. clinical laboratory marketplace, many of our existing and potential customers purchase our products through our two national distributors, Cardinal Health and Fisher Health. Our sales account executives work in tandem with the distributor’s sales representatives to gain access to decision makers within the majority of U.S. medical facilities. In addition, the Company relies on its distribution network to negotiate pricing arrangements and contracts with Group Purchasing Organizations and their affiliated hospitals and other members. For the years ended December 31, 2017 and 2016, 57% and 87%, respectively of total product revenue from the sale of the Company’s Heparin/PF4 Assay products was generated through our U.S. distributors’ purchases, with Cardinal Health and Fisher accounting for 49% and 63% of such sales for each year ended December 31, 2017 and 2016. In the future, if we are unable to maintain existing relationships and/or grow to be recognized as a prominent medical device supplier within these organizations, and/or develop new relationships with additional U.S. and international distributors, our competitive position would likely suffer and our business would be harmed.

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

The U.S. healthcare regulatory environment may change in a way that restricts our ability to market our products due to medical coverage or reimbursement limits. Sales of our diagnostic tests will depend in part on the extent to which the costs of such tests are covered by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health payor administration authorities, private health coverage insurers and other third-party payors. These healthcare payors are increasingly challenging the prices charged for medical products and services. The containment of healthcare costs has become a priority of federal and state governments. Accordingly, our potential products may not be considered to be cost effective, and reimbursement may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict and these changes may have an adverse effect to us.

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

We expect to rapidly expand our operations and grow our sales, development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in the areas of our activities, particularly sales, marketing and research & development. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities, and this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

We are dependent on the management team of Akers Bio to execute against its business plan. Failure could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

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

Furthermore, a third party may claim that we are infringing the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party’s treble damages or attorneys’ fees for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the claims of the relevant patent and/or that the third-party patent claims are invalid, and we may not be able to do this. Proving invalidity in the United Sates is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

We are an emerging growth company within the meaning of the rules under the Securities Act. We have utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting, and we have elected to delay adoption of new or revised accounting standards applicable to public companies. As a result, our shareholders may not have access to certain information they may deem important.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2019 (the end of the fiscal year in which the fifth anniversary of our initial public offering in the U.S. occurred), (ii) the last day of the first fiscal year in which our annual gross revenue exceed $1.07 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We have not engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses may have been identified. For so long as we qualify as an “emerging growth company” under the JOBS Act, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. During the course of the evaluation, documentation or attestation, our independent registered public accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all as a result of the deferred implementation of this additional level of review.

Regulatory restrictions in the People’s Republic of China for foreign exchange could adversely affect our ability to transact business with our trade partners.

China maintains a ‘closed’ capital account, meaning companies, banks and individuals cannot move money in or out of the country except in accordance with strict rules. Difficulty making payments to key vendors or in receiving payment from trade partners could have material adverse effects on the Company’s business, financial condition and results of operations.

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

Risks Relating to our Common Stock

If we fail to continue to meet all applicable NASDAQ requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on NASDAQ. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital and a minimum price per share. On November 28, 2017, we received a notice from the staff (the “Staff”) of NASDAQ that, for a period of thirty (30) consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Rule 5550(a)(2) (the “Bid Price Rule”). The notification had no immediate effect on the listing or trading of the common stock on NASDAQ.

NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules we have been provided an initial period of 180 calendar days, or until May 29, 2018, to regain compliance. The letter states that the Staff will provide written notification that we have achieved compliance with the minimum bid price listing requirement if at any time before May 29, 2018, the bid price of the common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days.

If we are unable to regain compliance by May 29, 2018, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares set forth in Market Place Rule 5550(a) and all other initial listing standards for NASDAQ set forth in Marketplace Rule 5505, with the exception of the bid price requirement, and will need to provide written notice to NASDAQ of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then NASDAQ will notify us of its determination to delist the common stock, at which point we would have an opportunity to appeal the delisting determination to a Hearings Panel.

We intend to monitor the closing bid price of the common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the NASDAQ Listing Rules. If we fail to continue to meet all applicable NASDAQ requirements, NASDAQ may determine to delist our common stock. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

If our common stock is delisted as a result of our failure to comply with the Bid Price Rule or any other NASDAQ continued listing requirement, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, delisting would substantially impair our ability to raise additional funds to fund our operations, to meaningfully advance the development of our products, and we could face other significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	a reduced amount of news and analyst coverage for us;

●	reduced liquidity for our shareholders;

●	potential loss of confidence by employees and potential future partners or collaborators; and

●	loss of institutional investor interest and fewer business development opportunities.

Negotiations are underway with multiple customers for the Company’s products and are anticipated to be completed in the near term, but a significant delay will impact revenue projections.

The Company is awaiting a 510(k) approval from the United States Food & Drug Administration (“FDA”) for its PIFA Chlamydia product. An extended delay in receipt of this approval will negatively impact revenue projections.

The Company is actively working with the FDA’s examiner to insure requests for additional data and responses to questions are completed as quickly as possible.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

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

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales by our shareholders of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

Exercise of options or warrants or conversion of convertible securities may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.

The exercise or conversion of some or all of our outstanding options, warrants, or convertible securities could result in significant dilution in the percentage ownership interest of investors in this offering and in the percentage ownership interest of our existing common shareholders and in a significant dilution of voting rights and earnings per share.

As of March 16, 2018, we had outstanding warrants to purchase up to 23,308,805 shares of our common stock at a weighted exercise price of $0.27 per share.

Additionally, the issuance of up to 255,000 shares of our common stock upon exercise of stock options outstanding under our stock incentive plans will further dilute our shareholders’ voting interests. To the extent options and/or warrants and/or conversion rights are exercised (including with respect to the warrants), additional shares of common stock will be issued, and such issuance will dilute shareholders.

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

Shareholders should be aware that, according to SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.

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

There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, such as an advisory shareholder vote to approve of our executives’ compensation (or Say on Pay), proxy access, and an advisory shareholder vote on how often we should include a Say on Pay proposal in our proxy materials for future annual shareholder meetings or any special shareholder meeting for which we must include executive compensation information in the proxy statement for that meeting. Our efforts to comply with these requirements are likely to result in an increase in expenses which is difficult to quantify at this time.

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

The Company executed a lease for warehouse space in Pitman, New Jersey on September 19, 2017 which is effective through December 31, 2019. The warehouse will be utilized for the storage of materials utilized in the production of the Company’s products. The addition of the warehouse enables the Company to repurpose a portion of the Thorofare facility to support its expanding operations.

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

Pulse subsequently filed an Amended Complaint, in which Pulse seeks not less than $500,000 in damages and, among other items, an injunction prohibiting the Company from manufacture, use and sale of the OxiChek product. The Company answered the Amended Complaint on May 11, 2017. Discovery concluded on January 22, 2018.  The Court has received the Company’s summary judgment motion. A trial date may be set if Pulse’s last remaining claim for breach of contract survives the motion.

The Company intends to establish a rigorous defense of all claims. The Company is unable to assess the potential outcome, so no accrual for losses was made as of December 31, 2017. All legal fees were expensed as and when incurred.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

Quarter ended	Low Price	High Price
Through March 16, 2018	$0.12	$0.88
December 31, 2017	0.12	1.82
September 30, 2017	0.70	1.30
June 30, 2017	1.15	2.10
March 30, 2017	1.15	2.90
December 31, 2016	1.55	3.60
September 30, 2016	2.47	3.70
June 30, 2016	1.43	3.50
March 31, 2016	1.08	2.47
December 31, 2015	1.12	3.73
September 30, 2015	2.27	4.54
June 30, 2015	3.65	5.28
March 31, 2015	3.08	4.85

The following table shows the high and low market prices per share of our common stock on AIM for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly since they were listed on AIM and trading volume on AIM have been very small in relation to the number of our total outstanding shares.

	Low Price		High Price		Exchange
Quarter Ended	GBP	USD	GBP	USD	Rate
Through March 16, 2018	£0.15	$0.21	£0.60	$0.83	1.3880
December 31, 2017	0.15	0.20	0.85	1.12	1.3227
September 30, 2017	0.65	0.85	1.02	1.34	1.3092
June 30, 2017	0.90	1.15	1.50	1.92	1.2788
March 30, 2017	0.86	1.07	1.90	2.35	1.2388
December 31, 2016	1.45	1.80	2.55	3.17	1.2429
September 30, 2016	1.94	2.55	2.55	3.35	1.3127
June 30, 2016	1.05	1.51	2.15	3.08	1.4344
March 31, 2016	0.79	1.13	1.50	2.15	1.4324
December 31, 2015	0.83	1.26	2.09	3.17	1.5173
September 30, 2015	1.41	2.18	2.83	4.38	1.5492
June 30, 2015	2.60	3.98	3.30	5.06	1.5320
March 31, 2015	2.10	3.18	2.83	4.29	1.5146

*	The Company’s stock is listed on the AIM where stock prices are in pounds. All shares prices in the table above are reflected in dollars after having been converted according to the periods average exchange rates.

(b) Holders

As of March 16, 2018, there were approximately 16,500 holders of record of our common stock. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2017.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	1,054,893
Equity compensation plans not approved by security holders	255,000	$4.25	7,292
Total	255,000	$4.25	1,062,185

Transfer Agent

Our transfer agent is VStock Transfer LLC, 18 Lafayette Place Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K with the exception of the following:

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Management’s Plans and Basis of Presentation

To date, the Company has in large part relied on equity financing to fund its operations, raising $23,562,181, net of expenses, in public and private offerings since the Company’s initial public offering on the NASDAQ Stock Exchange in 2014. The Company continues to experience recurring losses and negative cash flows from operations. Management’s strategic plans include the following:

●	continuing to advance the development and commercialization of the Company’s products, especially those that utilize MPC Biosensor, PIFA and seraSTAT technologies;

●	Build strategic partnerships within our health and wellness product platform within the multi-level marketing segment;

●	continuing to strengthen and forge domestic and international relationships with well-established sales organizations with strong distribution channels in specific target markets for both our currently marketed and emerging products;

●	establishing clinical protocols that support regulatory submissions and publication of data within peer-reviewed journals; and

●	continuing to monitor and implement cost control initiatives to preserve our cash position.

Despite our plans, the Company expects to continue to incur losses from operations for the near-term:

●	the Company continues to incur expenses related to the initial commercialization and marketing activities for its Wellness products, and product development (research, clinical trials, regulatory tasks) costs for its emerging products, Breath PulmoHealth “Check” rapid assays and PIFA PLUSS® Infectious Disease point-of-care tests); and

●	to expand the use of its clinical laboratory products, the Company may need to invest in additional marketing and sales support programs to increase brand awareness.

At December 31, 2017, Akers had cash of $438,432, working capital of $7,551,846, shareholders’ equity of $9,113,837 and an accumulated deficit of $103,284,863. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next twelve months.

The fair value of the Company’s investments in marketable securities as of December 31, 2017 was $5,011,607 (2016: $50,001). The Company restricts its investments to Level I and Level II securities and maturities generally range up to three years. Securities are evaluated with an emphasis on minimizing risk while achieving reasonable rates of return on the investment. These marketable securities are a key component of the Company’s cash management strategy and as such are monitored regularly.

Revenue

The Company’s total revenue for the year ended December 31, 2017 was $3,929,527, a 33% increase compared to the same period in 2016. The table below presents a summary of our sales by product line:

	Year Ended	Year Ended	Percent
Product Line	December 31, 2017	December 31, 2016	Change
Particle ImmunoFiltration Assay (“PIFA”)	$2,232,684	$2,577,148	(13)%
MicroParticle Catalyzed Biosensor (“MPC”)	950,946	282,516	237%
Rapid Enzymatic Assay (“REA”)	133,848	-	-%
Other	562,049	97,498	476%
Product Revenue Total	$3,879,527	$2,957,162	31%
License & Service Fees	50,000	3,750	1,233%
Total Revenue	$3,929,527	$2,960,912	33%

Product revenue increased by 31% to $3,879,527 (2016: $2,957,162) during the year ended December 31, 2017. The Company’s PIFA Heparin/PF4 Rapid Assay products generated the majority of the product revenue but the growth was driven primarily by sales of BreathScan Alcohol Breathalyzers, BreathScan OxiChek™ and the Company’s re-introduced Tri-Cholesterol products. License and service fees increased to $50,000 (2016: $3,750), the result a fee from a potential customer for the Company’s BreathScan OxiChek™ products in exchange for the use of equipment, access to product documentation and data, technical support and to restrict the Company from actively pursuing another commercial partner in a specific market segment.

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products decreased 13% to $2,232,684 (2016: $2,577,148) during the year ended December 31, 2017 over the same period of 2016. Additional revenue from PIFA -related components, totaling $500,000, during the year ended December 31, 2017 is included in other revenue. The Company is taking steps to improve its market presence including the use of specialized Independent Sales Representatives and a program to educate the marketplace through the preparation and publication of additional clinical studies and physician seminars on the risks associated with heparin induced thrombocytopenia.

The Company’s dedicated technical sales account executives are supporting over 300 sales representatives of Akers’ U.S. distribution partners, Cardinal Health (“Cardinal Health”), Fisher HealthCare (“Fisher Healthcare”) and Typenex Medical, LLC (“Typenex”). The Company’s relationship-building initiative with our partners has delivered a measurable increase in product trials and adoptions. Domestic sales for the year ended December 31, 2017 of our distributors, Cardinal Health and Fisher HealthCare, accounted for $1,902,606 of the total PIFA Heparin/PF4 Rapid Assay sales as compared to $1,820,186 for the same period of 2016.

During the year ended December 31, 2017 the Company recognized $- (2016: $505,380) in PIFA revenue from the Company’s distribution partner in the People’s Republic of China (“PRC”). During the year ended December 31, 2017, NovoTek purchased PIFA components totaling $500,000 which is included in other revenue. NovoTek will utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the PRC or Poland.

The Company’s MPC product sales increased by 237% to $950,946 (2016: $282,516) during the year ended December 31, 2017. A distributor’s initial stocking order of $267,750 for the Company’s BreathScan Alcohol Breathalyzer products in Australia and New Zealand and revenue from the Company’s new BreathScan Lync™ and BreathScan OxiChek™ products contributed to the increase for the year ended December 31, 2017.

Demand for the BreathScan Breath Alcohol products is beginning to re-emerge in Western Europe, Australia and the Far East through the efforts of our Independent Manufacturing Representative (“IMR”) in Italy working in conjunction with our Corporate staff. The Company expects this trend to continue as the distribution partners in these areas continue to expand their markets.

The Company’s re-introduction of its Tri-Cholesterol test generated $133,848 (2016: $-) during the year ended December 31, 2017. The first shipment of this product occurred in September with follow-on shipments in December of 2017.

Other operating revenue increased by 476% to $562,049 (2016: $97,498) for the year ended December 31, 2017. The product group consists of fees received for shipping and handling and the sale of components. The significant increase resulted from an initial order, as explained above, for manufacturing components from NovoTek totaling $500,000.

License and service fee revenue increased to $50,000 (2016: $3,750) during the year ended December 31, 2017. The Company received a non-refundable $50,000 fee from a potential customer for the Company’s BreathScan OxiChek™ products in exchange for the use of equipment, access to product documentation and data, technical support and to restrict the Company from actively pursuing another commercial partner in a specific market segment.

The table below summarizes our revenue by geographic region for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

Geographic Region	Year Ended December 31, 2017	Year Ended December 31, 2016	Percent Change
United States	$2,861,613	$2,330,723	23%
People’s Republic of China	627,132	502,998	25%
Rest of World	440,782	127,191	247%
Total Revenue	$3,929,527	$2,960,912	33%

Domestic sales represent the most significant portion of the Company’s revenue, contributing 73% (2016: 79%). The primary sales and marketing efforts are concentrated on expanding the Company’s domestic market share in the rapid clinical diagnostic and health and wellness segments and the recent introduction of the Tri-Cholesterol test has allowed the Company to re-enter the retail market.

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

Revenue from the rest of the world consists mostly of the BreathScan Alcohol Breathalyzer products being distributed in Western Europe and Australia.

Cost of sales for the year ended December 31, 2017 totaled $1,419,963 (2016: $1,083,087). Direct cost of sales increased to 21% (2016: 15%) and indirect cost of sales decreased to 16% (2016: 21%) of product revenue for year ended December 31, 2017. Overall, cost of sales, as a percentage of product revenue, remained unchanged at 37% for the years ended December 31, 2017 and 2016.

Direct costs of sales for the year ended December 31, 2017 were $809,059 (2016: $448,240). Other cost of sales for the year ended December 31, 2017 were $610,904 (2016: $634,848).

The initial commercial production of the Company’s Tri-Cholesterol product contributed to the increase in direct costs. One-time costs associated with the transition from Research and Development to Manufacturing as the production plans were implemented and adjusted included engineering, raw material waste as processes were fine-tuned to meet commercial production levels, training of the production staff and increased quality review and testing. The inclusion of several of the Research and Development department’s professional staff as part of the initial production team significantly increased direct labor costs.

The Company continues to maintain strong gross margins which remained unchanged at 63% for the years ended December 31, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses in the year ended December 31, 2017 totaled $4,082,313, which was a 36% increase as compared to $3,008,811 for the year ended December 31, 2016. The table below summarizes our general and administrative expenses for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2017	December 31, 2016	Change
Personnel Costs	$1,173,964	$886,294	32%
Professional Service Costs	1,358,354	885,746	53%
Stock Market & Investor Relations Costs	435,937	441,453	(1)%
Other General and Administrative Costs	1,114,058	795,318	40%
Total General and Administrative Costs	$4,082,313	$3,008,811	36%

Personnel costs rose 32% to $1,173,964 (2016: $886,294) for the year ended December 31, 2017. The increase is the result of changes to compensation for the Chief Executive Officer and Vice President of Finance, including base salaries, bonus and equity, and the establishment of a Financial Controller position to support daily operations and assist in the implementation of revised internal and disclosure controls.

Professional service costs increased by 53% for the year ended December 31, 2017 as compared to the same period of 2016. A significant increase in accounting and audit ($258,578 (2016: $182,396)), personnel recruitment ($43,298 (2016: $409)), engineering ($94,472 (2016: $73,405)), legal fees ($899,032 (2016: $613,159)) and general consulting services ($62,975 (2016: $10,138)) accounted for the change.

The Company recognized a small cost savings of 1% for the year ended December 31, 2017 from its stock market and investor relations categories. These include consulting, investor relations, stock exchange fees and transfer agent fees.

The Company’s other general and administrative expenses increased by 40% for the year ended December 31, 2017 as compared to the same period of 2016. The Company recognized $494,436 (2016: $146,196) for uncollectable accounts during the year ended December 31, 2017 which were offset by continued efforts to reduce costs resulting in savings across several expense categories, the most significant of which resulted from a reduction in travel expenses for the executive and administrative staff totaled $49,155 (2016: $118,980).

Sales and Marketing Expenses

Sales and marketing expenses in the year ended December 31, 2017 totaled $2,048,571, which was a 4% decrease as compared to $2,137,282 for the year ended 2016. The table below summarizes our sales and marketing expenses for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2017	December 31, 2016	Change
Personnel Costs	$1,106,313	$1,129,722	(2)%
Professional Service Costs	256,611	441,632	(42)%
Royalties and Commission Costs	323,817	225,159	44%
Other Sales and Marketing Costs	361,830	340,769	6%
Total Sales and Marketing Costs	$2,048,571	$2,137,282	(4)%

Personnel costs decreased 2% in the year ended December 31, 2017 as compared to the same period of 2016. The Company has reduced its sales and marketing staff from 10 members on January 1, 2016 to 5 as of December 31, 2017. The new sales and marketing strategy targets large integrated delivery networks instead of individual facilities. This strategy requires fewer, but more experienced and technically knowledgeable sales personnel to interact with executive management, laboratory and medical directors.

The Company renegotiated or eliminated several consulting arrangements during the years ended December 31 2017 and 2016. The result is a reduction of 42% in professional service fees. General consulting services ($256,450 (2016: $390,386)) and marketing services ($161 (2016: $51,246)) accounted for the savings for the year ended December 31, 2017.

The legal settlement with ChubeWorkx Guernsey, Ltd (“ChubeWorkx”), signed on August 11, 2016, requires the Company to pay a 5% royalty on adjusted gross sales to ChubeWorkx on a quarterly basis. During the year ended December 31, 2017, this royalty totaled $202,126 (2016: $153,854).

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

Research and Development

Research and development expenses in the year ended December 31, 2017 totaled $1,260,378, which was a 6% increase as compared to $1,188,868 for the year ended 2016. The table below summarizes our research and development expenses for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2017	December 31, 2016	Change
Personnel Costs	$954,632	$745,326	28%
Professional Service Costs	123,942	113,807	9%
Clinical Trial Costs	2,453	160,405	(98)%
Other Research and Development Costs	179,351	169,330	6%
Total Research and Development Costs	$1,260,378	$1,188,868	6%

Personnel costs increased 28% during the year ended December 31, 2017 as compared to the same period of 2016. The increase is the result of changes to the compensation for the Chief Scientific Director as he assumed his new expanded responsibilities for the Company.

Clinical trial costs decreased 98% during the year ended December 31, 2017 as compared to the same period of 2016. The Company performed two clinical trials during the year ended December 31, 2016, one to test the effectiveness of the PIFA Chlamydia assay and one for Breath DKA. The trials collected data to support submissions to the U.S. Food and Drug Administration for 510(k) approvals and to support the clinical effectiveness of the products.

A reduction in general consulting services ($39,503 (2016: $71,844)) was offset by an increase in engineering and product design fees ($78,779 ($41,962)) for the year ended December 31, 2017 resulting in a 9% increase in professional service fees.

Moderate decreases in several expense categories were offset by increases in internal resource utilization ($19,176 (2016: $8,595)) and travel expenses ($40,799 (2016 $29,561)) to account for the 6% increase in other research and development expenses.

The following table illustrates research and development costs by project for the years ended December 31, 2017 and 2016, respectively.

	2017	2016
Asthma/pH	$52,368	$-
BreathScan	6,885	1,483
Chlamydia Trachomatis	235,803	35,808
H/PF4	67,487	104,436
Diabetic Ketoacidosis	7,154	3,098
KetoChek / OxiChek	461,116	584,585
Metron	1,098	5,832
Other Projects	60,280	149,673
Pulmo Health	11,361	22,069
SeraSTAT	5,610	-
Tri Cholesterol	351,216	281,884
Total R&D Expenses:	$1,260,378	$1,188,868

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

Other Income and Expense

Other income decreased 51% to $12,412 (2016: $25,097) and other expenses totaled $764,932 (2016: $-) for the year ended December 31, 2017. The table below summarizes our other income and expenses for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2017	December 31, 2016	Change
Currency Translation (Gain)/Loss	$(1,659)	$(3,398)	(51)%
Investment (Gain)/Loss	(3,375)	85	4,071%
Interest and Dividends	(7,378)	(21,784)	(66)%
Warrant Modification Expenses	764,932	-	-%
Total Other (Income) and Expense	$752,520	$(25,097)	(3,098)%

Gains and losses associated with foreign currency transactions decreased by 51% during the year ended December 31, 2017 as compared to the same period of 2016, primarily a result of the increased strength of the British Pound compared to the US Dollar during 2017.

Realized gains, interest and dividend income declined to $10,753 (2016: $21,699). The Company’s available capital for investment activities was limited during the year ended December 31, 2017 resulting in the decline in investment income.

The Company modified the exercise price for 724,200 warrants issued March 30, 2017 from $1.96 to $1.00 per common share and issued an additional 724,200 warrants to the original holders at an exercise price of $1.26 per common share to raise additional capital. The Company incurred warrant modification expenses of $764,932, which includes the increase in the fair value of the warrants of $93,386 for the reduction in exercise price form $1.96 to $1.00 and the fair value of the new warrants of $671,546 in accordance with FASB ASC 718-20-35.

Income Taxes

As of December 31, 2017 and 2016, the Company had Federal net operating loss carry forwards of approximately $68,600,000 and $60,100,000, respectively, expiring through the year ending December 31, 2036. As of December 31, 2017 and 2016, the Company had New Jersey state net operating loss carry forwards of approximately $17,800,000 and $9,400,000, respectively, expiring the year ending December 31, 2023.

The principal components of deferred tax assets and valuation allowance as of December 31, 2017 and December 31, 2016 are as follows:

Tax Rates & Benefits

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2017 and December 31, 2016 are as follows.

	Years Ended December 31,
	2017	2016
Statutory U.S. Federal Income Tax Rate	(35.0%)	(35.0%)
New Jersey State income taxes, net of U.S.
Federal tax effect	(6.0%)	(6.0%)
Tax rate change	152.0%	0.0%
Change in Valuation Allowance	(111.0)%	41.0%
Net	0.0%	0.0%

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the U.S. statutory corporate tax rate to 21% for tax years beginning in 2018. This change resulted in a re-measurement of the federal portion of the Company’s deferred tax assets and the valuation allowance as of December 31, 2017 from 35% to the new 21% tax rate.

Deferred Tax Assets

The principle components of the deferred tax assets and related valuation allowances as of December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Reserves and other	$387,000	$865,000
Net operating loss carry-forwards	$15,656,000	$21,618,000
Valuation Allowance	$(16,043,000)	$(22,483,000)
Net	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $16,043,000 and $22,483,000. The change in the total valuation for the years ended December 31, 2017 and 2016 were a decrease of $6,440,000 and an increase of $751,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Liquidity and Capital Resources

For the years ended December 31, 2017 and 2016, the Company generated a net loss attributable to shareholders of $5,805,326 and $3,303,538, respectively. As of December 31, 2017 and 2016, the Company has an accumulated deficit of $103,284,863 and $97,479,537 and had cash and cash equivalents totaling $438,432 and $72,700, respectively The Company had marketable securities of $5,011,607 and $50,001 available as of December 31, 2017 and 2016.

Currently, our primary focus is to expand the domestic and international distribution of our PIFA Heparin/PF4 rapid assays. The Company continues initial commercialization tasks for METRON and BreathScan Lync, as well as development activities for its PIFA PLUSS® Infectious Disease single-use assays, BreathScan KetoChek, and Breath PulmoHealth “Check” products, including advancement of the steps required for FDA clearance or CE marking in the EU where necessary.

We expect to continue to incur losses from operations for the near-term. These losses could be attributed to product development, clinical and regulatory activities, contract consulting and other product development and commercialization related expenses. The Company began implementing the 2017-19 Strategic Plan (“Strat Plan”) in January 2017 and management remains confident that the objectives are achievable.

We expect that our primary expenditures will be to continue development of PIFA PLUSS® Infectious Disease single-use assays, BreathScan KetoChek and Breath PulmoHealth “Check” products and enroll patients in clinical trials to support performance claims, generate studies in peer-reviewed journals to support product marketing, and provide data for the FDA 510(k) clearance/CE certifications processes when required. We will also continue to support commercialization and marketing activities of in-line products (PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors, METRON and BreathScan Lync) in the U.S. and internationally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2017 totaled $54,507 (2016: $123,301). As per the Company’s lease agreement, the owner of the facility will be handling the majority of facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

Operating Activities

The Company’s net cash consumed by operating activities in the year ended December 31, 2017 totaled $5,080,412, which was a 22% increase as compared to $4,173,148 for the year ended December 31, 2016. The table below summarizes our net cash consumed for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2017	December 31, 2016	Change
Loss from Operations	$(5,805,326)	$(3,303,538)	76%
Adjustments
Non-Operating Gains	-	-	-%
Non-Cash Activities	1,795,245	(738,868)	(343)%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(1,636,349)	(531,220)	208%
Cash Contributed by Operating Activities	566,018	400,478	41%
Net Cash Used in Operating Activities	$(5,080,412)	$(4,173,148)	(22)%

Net cash consumed by operating activities totaled $5,080,412 during the year ended December 31, 2017. Cash was consumed by the loss of $5,805,326 and $1,412 for accrued income on marketable securities offset by non-cash adjustment of $249,894 for depreciation, amortization of non-current assets, $26,122 for a reserve for obsolete inventory, $450,000 reserve for doubtful accounts, $21,103 for amortization of deferred compensation and $284,606 for non-cash share based compensation and services. For the year ended December 31, 2017, decreases in deposits and other receivables of $7,192, inventory of $165,118, prepaid expense of $22,789, prepaid expense – related parties of $101,066 and an increase in trade and other payables of $269,853 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables of $1,339,714, trade receivables – related parties of $93,109, and other assets of $9,280 and a decrease in trade and other payables – related party of $194,246 consumed cash from operating activities.

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

Investing and Financing Activities

The table below summarizes our cash flows from investing and financing activities for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

Description	Year Ended December 31, 2017	Year Ended December 31, 2016	Percent Change
Cash Flows from Investing Activities
Cash Consumed by Investing Activities	(7,763,848)	(159,245)	4,775%
Cash Contributed by Investing Activities	2,749,147	4,003,034	(31)%
Cash Flows from Financing Activities
Cash Consumed by Financing Activities	-	-	-%
Cash Contributed by Financing Activities	10,460,845	-	-%

The Company’s net cash provided by investing and financing activities totaled $5,446,144 (2016: $3,843,789) during the year ended December 31, 2017. Cash of $7,763,848 (2016: $159,245) was consumed by capital expenditures and the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $2,749,147 (2016: $4,003,034) and net proceeds from the public and private placements of common and Series B preferred stock and the exercise of warrants for common stock contributed $10,460,845 (2016: $-) for the year ended December 31, 2017.

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of December 31, 2017, the Company has eleven patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057; D691,058 and D786,872). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002; 002216895-0003; 3459700-0001 and 3459395-001), United Kingdom and France (2684025), Germany (602012021524.0), Spain (E12755523), China (2016305495829), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the US, European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

New Revenue Recognition Standards

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early application is permitted as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. The Company is currently evaluating the effect of the amendments but it does not anticipate a material impact of its financial statements. The Company expects to use the modified retrospective adoption method.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-33 which appear at the end of this Annual Report.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2017. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

The addition of a Financial Controller during the year ending December 31, 2017 will allow the Company to implement the recommended changes to our disclosure control procedures that were updated or developed with the assistance of an independent accounting firm in 2015-16. Implementation of these procedures will be completed during 2018.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and Principal Financial Officer have concluded that, as of December 31, 2017, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exists. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis by the Company’s internal controls. The addition of the Financial Controller will allow the Company to implement the recommended changes to our internal control procedures that were updated or developed with the assistance of an independent accounting firm in 2015-16. Implementation of these procedures will be completed during 2018.

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

Name	Age	Position
John J. Gormally	61	Chief Executive Officer, Director
Raymond F. Akers, Jr. PhD	59	Executive Chairman of the Board of Directors, Chief Scientific Director, Secretary
Gary M. Rauch	62	Vice President, Finance and Treasurer
Bill J. White	56	Independent Director
Richard C. Tarbox	65	Independent Director
Christopher C. Schreiber	52	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

John J. Gormally, age 61, has served as the Company’s Chief Executive Officer since appointed to the position on November 16, 2015. Mr. Gormally has over 30 years of experience as a member of senior management in the healthcare industry. He joined Becton, Dickinson and Company (“Becton”), a medical technology company that manufactures and sells a range of medical supplies and diagnostic equipment, in 1978 as a senior sales representative. Mr. Gormally served in a wide range of positions with Becton through 2013, focusing primarily on commercialization of Becton’s products and fostering sales growth. From 1999 to 2001, Mr. Gormally served as the Vice President of U.S. Sales and Operations for ConvaTec, a former division of Bristol-Myers Squibb Company. From 2001 to 2002, he served as the Vice President of Global Sales and Marketing for BEI Medical Systems Company, Inc., prior to rejoining Becton from 2002 to 2013. In 2013, Mr. Gormally founded Gormally Elite Medical LLC, a healthcare consulting firm that specializes in human resources and developing go-to-market commercialization strategies.

Mr. Gormally earned an undergraduate degree from DeSales University in 1978 and is currently an MBA candidate at Northeastern University.

Mr. Gormally was selected to serve on the Board in part because of his significant experience running companies operating in the medical device area.

Raymond F. Akers Jr., Ph.D., age 59, has been Executive Chairman of the Board since August 10, 2017, served as Vice Chairman from April 2016 through August 2017, and served as Executive Chairman from December 31, 2009 through April 2016. Dr. Akers was appointed Secretary on August 5, 2013. Dr. Akers founded the Company in 1989. He has over 25 years of experience in the diagnostics industry having co-founded Drug Screening Systems, Inc., a publicly listed company, in 1987, and Akers Medical Technology Inc. in 1984. He was Chief Executive Officer and vice president of research and development of Drug Screening Systems, Inc. until the sale of that company in 1989 and served as President and Chief Executive Officer of Akers Medical Technology Inc. until 1987.

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

Gary M. Rauch, age 62, has over 40 years of experience in accounting, financial and information systems consulting, discrete manufacturing, distribution and administration. Mr. Rauch has been the Company’s Controller then Vice President, Finance since March, 2010 and was appointed Treasurer on August 5, 2013. Mr. Rauch also founded DataSys Solutions, LLC in 2004 and is currently the managing member. DataSys Solutions LLC specializes in financial and information systems consulting and technical support services. From July, 2002 through March, 2010, Mr. Rauch was the controller for Cold Star, Inc., a manufacturer of dairy dispensing equipment and a dairy products distributor. Mr. Rauch also worked for six years as consulting manager with Deloitte & Touche providing financial system selection, development and implementation services for their small to middle market clients.

Mr. Rauch has an associate degree from the University of South Carolina.

Bill J. White, age 56, has more than 30 years of experience in financial management, operations and business development. He currently serves as Chief Financial Officer, Treasurer and Secretary of Intellicheck Mobilisa, Inc., a technology company listed on the NYSE MKT. Prior to working at Intellicheck Mobilisa, Inc., he served 11 years as the Chief Financial Officer, Secretary and Treasurer of FocusMicro, Inc. (“FM”). As co-founder of FM, Mr. White played an integral role in growing the business from the company’s inception to over $36 million in annual revenue in a five-year period. Mr. White has broad domestic and international experience including managing rapid and significant growth, import/export, implementing tough cost management initiatives, exploiting new growth opportunities, merger and acquisitions, strategic planning, resource allocation, tax compliance and organization development. Prior to co-founding FM, he served 15 years in various financial leadership positions in the government sector. Mr. White started his career in Public Accounting.

Mr. White holds a Bachelor of Arts in Business Administration from Washington State University and is a Certified Fraud Examiner.

Mr. White was selected to serve on the Board in part because of his significant financial and accounting experience with public companies.

Richard C. Tarbox III, age 65, combines over 40 years of management experience in the medical device and diagnostics sector of the healthcare industry. Mr. Tarbox presently serves as a registered investment banker at Aquilo Partners, L.P., focusing his practice on the needs of clients in the life science tools and diagnostics sectors. Previously, he held executive roles, primarily in business development and operations management, with Becton Dickinson, Thermo Fisher Scientific and Cardinal Health, Baxter International Inc. and American Hospital Supply Corporation. He has also served a number of companies in the industry as an officer and member of the board of directors including; Alverix, Inc., as Chief Executive Officer and board member from 2010 to 2014, Quidel Corporation, as Corporate Development Officer from 2007 to 2009, ClearData Networks, as Chief Operating Officer and a board member from 1999 to 2001, Bioseparations Inc., as Chief Executive Officer and a board member from 1995 to 1998, Metrika Laboratories, as a board member from 1994 to 1995, DenOptix, Inc., as a board member from 1995 to 1998 and Ostex International Inc., as Chief Operating Officer from 1992 to 1995. Mr. Tarbox currently serves as a member of the advisory boards of Qorvo Inc. and Safeguard Scientifics, Inc.

Mr. Tarbox is a graduate of the University of Washington, where he received his Bachelor’s Degree in Clinical Psychology and the Kellogg School of Management at Northwestern University where he earned a Master’s degree in Business Management.

Mr. Tarbox was selected to serve on the Board in part because of his significant experience in the medical device and diagnostics industry, as well as his management experience.

Christopher C. Schreiber, age 52, combines over 30 years of experience in the securities industry. As the Managing Director of Capital Markets at Taglich Brothers, Inc., Mr. Schreiber builds upon his extensive background in capital markets, deal structures, and syndications. Prior to his time at Taglich Brothers, he was a member of the board of directors of Paulson Investment Company, a 40-year-old full service Investment Banking firm. In addition, Mr. Schreiber serves has a director and partner of Long Island Express North, an elite lacrosse training organization for teams and individuals. He also volunteers on the board of directors for Fox Lane Youth Lacrosse, a community youth program.

Mr. Schreiber is a graduate of Johns Hopkins University, where he received a Bachelor’s Degree in Political Science.

Mr. Schreiber was selected to serve on the Board in part because of his significant experience in capital markets and knowledge of the Company.

Family Relationships

There are no family relationships between any of our officers or directors.

Board Composition and Committees and Director Independence

On August 7, 2017, the shareholders of the Company reelected Raymond F. Akers, Jr. Ph.D to the Board and elected John J. Gormally, Bill J. White, Richard C. Tardbox III and Christopher C. Shcreiber as members of the Board. Mr. White, Mr. Tarbox and Mr. Schreiber comprise the Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Mr. White acts as Chairman of the Audit Committee, Mr. Tarbox acts as Chairman of the Nominating and Corporate Governance Committee, and Mr. Schreiber acts as Chairman of the Compensation Committee.

The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Bill J. White, Mr. Richard C. Tarbox and Mr. Christopher C. Schreiber are qualified as independent and that none of them have any material relationship with us that might interfere with his or her exercise of independent judgment.

Meetings of the Board of Directors and Shareholders

Our board of directors met in person and telephonically ten times during 2017 and also acted by unanimous written consent. Each member of our board of directors was present at least 75% of the board of directors meetings held. It is our policy that all directors must attend all shareholder meetings, barring extenuating circumstances. All directors were present at the 2017 Annual Meeting of Shareholders, either in person or telephonically.

Board Committees

The Company has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee met in person and telephonically three times, two times and once, respectively, during 2017, and also acted by unanimous written consents. Each committee has its own charter, which is available on our website at www.akersbio.com. Information contained on our website is not incorporated herein by reference.”

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Mr. White, Mr. Tarbox and Mr. Schreiber. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq Stock Market Rules. Our board has determined that Mr. White is an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. White serves as Chairman of our Audit Committee. Each member of the Audit Committee was present at 100% of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits and reviews of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually). As summarized below, the Audit Committee:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;

●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;

●	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

●	oversees all aspects of our systems of internal accounting and financial reporting control; and

●

provides oversight in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

Compensation Committee

The members of our Compensation Committee are Mr. Bill J. White, Mr. Richard C. Tarbox and Mr. Christopher C. Schreiber. Each such member is “independent” within the meaning of the Nasdaq Stock Market Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Mr. Schreiber will serve as Chairman of our Compensation Committee.

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

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Mr. Bill J. White, Mr. Richard C. Tarbox and Mr. Christopher C. Schreiber. Each such member is “independent” within the meaning of the Nasdaq Stock Market Rules. The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board. Mr. Tarbox serves as Chairman of our Nominating and Corporate Governance Committee.

The Committee’s responsibilities include:

●	recommending to the board of directors nominees for election as directors at any meeting of shareholders and nominees to fill vacancies on the board;

●	considering candidates proposed by shareholders in accordance with the requirements in the Committee charter;

●	overseeing the administration of the Company’s Code of Ethics;

●	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;

●	the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

●	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;

●	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and

●	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

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

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% shareholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2017, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, with exceptions of Mr. Bill J. White, Mr. Richard C. Tarbox and Mr. Christopher C. Schreiber, each of which did not file a Form 3, which were each due on August 7, 2017. Mr. Bill J. White, Mr. Richard C. Tarbox and Mr. Christopher C. Schreiber will each file a Form 3 as soon as possible.

Shareholder Communications with Directors

Shareholders and other interested parties may send correspondence by mail to the full Board or to individual directors. Shareholders should address such correspondence to the Board or the relevant Board members in care of: Akers Biosciences, Inc., 201 Grove Road Thorofare, New Jersey USA 08086, Attention: Secretary.

All such correspondence will be compiled by our Secretary and forwarded as appropriate. In general, correspondence relating to corporate governance issues, long-term corporate strategy or similar substantive matters will be forwarded to the Board, one of the committees of the Board, or a member thereof for review. Correspondence relating to the ordinary course of business affairs, personal grievances, and matters as to which we tend to receive repetitive or duplicative communications are usually more appropriately addressed by the officers or their designees and will be forwarded to such persons accordingly.

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

Item 11. Executive Compensation.

The compensation provided to our “named executive officers” for 2017 and 2016 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section. This section explains our executive compensation philosophy, objectives and design, our compensation-setting process, our executive compensation program components and the decisions made for compensation in respect of 2017 for each of our named executive officers.

Our named executive officers who appear in the 2017 Summary Compensation Table are:

John J. Gormally	Chief Executive Officer

Raymond F. Akers, Jr., PhD	Vice Chairman, Secretary, Chief Scientific Director

Gary M. Rauch	Vice President of Finance, Treasurer

Summary Compensation Table

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during 2017, 2016 and 2015.

			Cash	Stock	Option	All
Name and		Salary	Bonus	Awards	Awards	Other		Total
Principal Position	Year	$	$	$	$	$		$

John J. Gormally (1)	2017	322,115	50,000	132,000	-	7,800	(2)	511,915
Chief Executive Officer	2016	248,500	-	54,725	-	7,800	(2)	311,025
	2015	24,038	-	-	-	650	(2)	24,688

Gary M. Rauch	2017	111,031	18,900	31,924	-	-		161,855
Vice President of Finance and Treasurer	2016	95,000	-	-	-	-		95,000
	2015	95,000	-	27,675	-	-		122,675

Raymond F. Akers, Jr PhD (3)	2017	288,462	-	-	-	7,800	(4)	296,262
Secretary and Chief Scientific Director	2016	269,231				7,800	(4)	277,031
	2015	397,450	-	256,900	-	7,800	(4)	662,150

(1)	Mr. Gormally was appointed as Chief Executive Officer on December 2, 2015.

(2)	Other Compensation for Mr. Gormally consisted of a car allowance.

(3)	Effective October 5, 2016, the Board approved certain incentive based salary adjustments (the “Salary Adjustments”) for Raymond Akers, the Company’s Chief Scientific Director and member of the Board. The Salary Adjustments will, upon the achievement of certain milestones by Dr. Akers between October 5, 2016 and December 31, 2016, cause Dr. Akers’ salary to increase up to $200,000 above his current salary. Dr. Akers will receive his increased salary on a prorated basis in 2016 only to the extent Dr. Akers achieves said milestones prior to December 31, 2016, each milestone representing a portion of the $200,000 salary increase, and his increased salary will remain in effect going forward.

(4)	Other Compensation for Dr. Akers consisted of a car allowance.

Employment Agreements

On December 2, 2015, the Company and John J. Gormally finalized the terms of his employment and entered into an employment agreement (the “Employment Agreement”), pursuant to which Mr. Gormally will serve as the Company’s Chief Executive Officer. Mr. Gormally shall have such duties, responsibilities and authority as are commensurate and consistent with the position of Chief Executive Officer of a public company.

The Company shall pay Mr. Gormally a salary at a rate of Two Hundred Fifty Thousand and 00/100 Dollars ($250,000) per year (the “Base Salary”). On January 31, 2017, pursuant to the terms of the Employment Agreement, the Board adjusted Mr. Gormally’s salary to Three Hundred Twenty-Five Thousand and 00/100 Dollars ($325,000) effective as of January 1, 2017. In addition, subject to the discretion of the Company’s Compensation Committee and the Board, provided that the Employment Agreement has not been terminated, Mr. Gormally shall be eligible for an annual performance-based cash bonus of up to 100% of the Base Salary (the “Cash Incentive Bonus”). Mr. Gormally shall receive certain grants of the Company’s restricted common stock (each an “Incentive Award” and together with the Cash Incentive Bonus, the “Incentive Compensation”) on a bi-annual basis, with such awards expected to be made on or about February 15 and August 15 of each year, under the Company’s Amended and Restated 2013 Incentive Stock and Award Plan. Each Incentive Award will vest or has vested as follows: (i) 1/3 vested on the date of grant; (ii) 1/3 vest on the first anniversary of the date of grant and (iii) 1/3 shall vest on the second anniversary of the date of grant. The Incentive Awards will be made within the following ranges, in the aggregate, for each such year: (i) for 2016, up to 140,000 shares of restricted common stock, but no less than 27,500 shares of restricted common stock; (ii) for 2017, up to 125,000 shares of restricted common stock, but no less than 25,000 shares of restricted common stock; (iii) for 2018, up to 125,000 shares of restricted common stock, but no less than 25,000 shares of restricted common stock; (iv) for 2019, up to 125,000 shares of restricted common stock, but no less than 25,000 shares of restricted common stock; and (v) for 2020, up to 125,000 shares of restricted common stock, but no less than 25,000 shares of restricted common stock.

The Employment Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party or sooner upon the parties’ mutual written consent. In the event that Mr. Gormally is terminated without Cause (as defined in the Employment Agreement), including termination pursuant to thirty (30) days’ written notice, or Mr. Gormally terminates his employment for Good Reason (as defined in the Employment Agreement) the Company shall pay Mr. Gormally severance in accordance to the following: (i) if the date of termination is prior to the four month anniversary of the effective date of the Employment Agreement (the “Four Month Anniversary”), Mr. Gormally shall receive no severance; (ii) if the date of termination is after the Four Month Anniversary but prior to the one year anniversary (the “One Year Anniversary”) of the effective date of the Employment Agreement, the Company shall pay Mr. Gormally severance equal to one third (1/3) of his Base Salary; (iii) if the date of termination is on or after the One Year Anniversary but prior to the two year anniversary (the “Two Year Anniversary”) of the effective date of the Employment Agreement, the Company shall pay Mr. Gormally severance equal to one half (1/2) of the Mr. Gormally’s then current Base Salary; and (iv) if the date of termination is on or after the Two Year Anniversary, the Company shall pay Mr. Gormally severance equal to one year of Mr. Gormally’s then current Base Salary. If Mr. Gormally is terminated for Cause the Company will not pay any severance.

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Raymond F. Akers Jr. Chief Scientific Officer, Executive Chairman, Secretary	40,000	(1)	-	-	5.50	06/30/2019	-	-	-	-

John J. Gormally Chief Executive Officer, Director	-		-	-	-	n/a	9,166	1,192	-	-

Gary Rauch VP of Finance, Treasurer	15,000		-	-	5.50	06/30/2019	-	-	-	-

Christopher C. Scheiber Director

Bill J. White Director

Richard C. Tarbox Director

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

Effective August 7, 2017, the shareholders of the Company, upon the recommendation of the Board of Directors of the Company, approved and adopted the Akers Biosciences, Inc. 2017 Equity Incentive Plan (the “Plan”) which supplemented the Company’s existing Amended and Restated 2013 Incentive Stock and Award Plan. The Plan provides for the issuance of up to 1,350,000 shares of the Company’s common stock, no par value per share (the “Common Stock”), through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”), restricted stock (the “Restricted Stock”) and unrestricted stock to directors, officers, consultants, attorneys, advisors and employees. Through December 31, 2017, 1,054,893 are shares reserved for future issuances under our Plan. All future grants will be made pursuant to the Plan at the market price per share on the date of issuance.

CEO Pay Ratio– 9.27

We believe our executive compensation program must be consistent and internally equitable to motivate our employees to perform in ways that enhance shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay of our executive officers and the pay of our non-executive employees. The Compensation Committee reviewed a comparison of John J. Gormally’s, our Chief Executive Officer (which we refer to for these purposes as the CEO), annual total compensation in fiscal year 2017 to that of all other company employees for the same period. The calculation of annual total compensation of all employees was determined in the same manner as the “Total Compensation” shown for our CEO in the “Summary Compensation Table” on page 66 of this Report. Pay elements that were included in the annual total compensation for each employee are:

●	salary received in fiscal year 2017;

●	annual bonus payment received for performance in fiscal year 2017;

●	grant date fair value of stock option exercises and RSU awards vested in fiscal year 2017;

●	company-paid insurance premiums during fiscal year 2017; and

●	auto allowance paid in fiscal year 2017.

Our calculation includes all employees as of December 31, 2017. We determined the compensation of our median employee by: (i) calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the CEO from lowest to highest), and (iii) since we have an even number of employees when not including the CEO, determining the average of the annual total compensation of the two employees ranked 13 and 15 on the list (“Median Employee”)].

The annual total compensation for fiscal year 2017 for our CEO was $518,338 and for the Median Employee was $55,937. We estimate that the resulting ratio of our CEO’s pay to the pay of our Median Employee for fiscal year 2017 is 9.27 to 1.

DIRECTOR COMPENSATION

The following sets forth the compensation awarded to, earned by, or paid to the named director by us during the year ended December 31, 2017.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non- equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Raymond Akers, Jr. (1)	-	-	-	-	-	-
John J. Gormally	-	-	-	-	-	-
Christopher Schreiber	-	-	-	-	-	-
Richard Tarbox	-	-	-	-	-	-
William White	-	-	-	-	-	-
Thomas Knox (2)	-	-	-	-	-	-
Brandon Knox (3)	-	-	-	-	-	-
Robert E. Andrews (4)	-	-	-	-	-	-
Dr. Raza Bokhari (5)	-	-	-	-	-	-

(1)	Effective April 22, 2016, Dr. Akers resigned as Executive Chairman of the Board. Dr. Akers was Vice Chairman from April 22, 2016 through August 10, 2017 when he resumed his position as Executive Chairman.
(2)	Effective July 1, 2013, Mr. Thomas Knox was appointed as Director and, on April 22, 2016, was appointed sole Non-Executive Chairman of the Board. Mr. T. Knox did not seek reelection to the Board and his term ended on August 10, 2017.
(3)	Effective January 23, 2014, Mr. Brandon Knox was appointed as Director. Mr. B. Knox did not seek reelection to the Board and his term ended on August 10, 2017.
(4)	Effective June 29, 2015, Mr. Robert E. Andrews was appointed as Director. Mr. Andrews did not seek reelection to the Board and his term ended on August 10, 2017.
(5)	Effective November 11, 2015, Dr. Raza Bokhari was appointed as Director. Mr. Bokhari did not seek reelection to the Board and his term ended on August 10, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 15, 2018, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

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

Our calculation of the percentage of beneficial ownership is based on 81,973,964 shares of our common stock issued and outstanding as of March 15, 2018.

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

	Shares Beneficially Owned as of March 15, 2018	Percentage of Ownership as of March 15, 2018
Name of Beneficial Owner:
5% Shareholders:
Empery Asset Management, LP	4,656,859	5.70%
Alpha Capital Anstalt	2,516,635	3.08%
Bigger Capital Funds, LP	1,953,006	2.39%

Named Executive Officers and Directors:*
Raymond F. Akers, Jr. Phd(1)	-	-%
Bill J. White	-	-%
Richard C. Tarbox III	-	-%
Christopher C. Schreiber	-	-%
John J. Gormally	180,000	0.22%
Gary M. Rauch(2)	78,777	0.10%
All executive officers and directors as a group (6 persons)	258,777	0.32%

(1)	Dr. Akers previously gifted 70,000 shares of Common Stock to the Akers Family Trust, a trust to which he is not a named beneficiary. On January 5, 2016, Dr. Akers’ wife purchased 2,100 shares of Common Stock.
(2)	Mr. Rauch owns 63,777 shares of common stock and has 15,000 vested options.
*	Aside from Mr. Rauch, all other named executive officers and directors in the table above only hold shares of common stock and do not have any options outstanding.

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

Audit-Related fees include services for the review of interim financial statements, tax fees include the preparation of tax returns and other fees include services performed in relation to the preparation of various SEC Forms and advisory services.

All Other Fees includes services in support of the preparation of the Company’s Form S-1 and S-3. The firm performed due diligence review and preparation of the Audit Comfort Letter for the underwriter for the Company’s public offering and shelf registration filings.

	2017	2016
Audit Fees	$113,000	$100,000
Audit-Related Fees	$97,000	$69,000
Tax Fees	$9,500	$9,500
All Other Fees	$44,795	$15,144
TOTAL	$264,295	$193,644

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit

3.1	Amended & Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.2	Amendment to Certificate of Incorporation dated June 2, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.3	Amendment to Certificate of Incorporation, Certificate of Designation of Series A Preferred Stock, dated September 21, 2012. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.4	Amendment to Certificate of Incorporation dated January 22, 2013 (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.5	Amended and Restated By-laws dated August 5, 2013 (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.6	Amendment to Restated By-laws dated May 11, 2016 (incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016).

3.7	Certificate of Amendment to Certificate of Incorporation, Certificate of Designation of Series B Convertible Preferred Stock, dated December 19, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017).

4.1	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to the to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on November 18, 2013).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017).

4.3	Form of Purchaser Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

4.5	Form of Purchaser Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2017).

4.6	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 15, 2017).

4.7	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 15, 2017).

10.1	Amended License and Supply Agreement by and between Akers Biosciences, Inc. and Chubeworkx Guernsey Limited (as successor to Sono International Limited) (“Chubeworkx”), (EN)10 (Guernsey) Limited (formerly BreathScan International (Guernsey) Limited) and (EN)10 Limited (formerly BreathScan International Limited), dated June 12, 2013 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.2	Share Purchase Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.3	Subscription Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013(incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.4	Subscription Agreement by and between Akers Biosciences, Inc. and Thomas J. Knox, dated September 14, 2012(incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.5	Promissory Note entered into by Thomas J Knox issued in favor of Akers Biosciences, Inc., dated September 14, 2012. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.6	License and Supply Agreement by and among the Company, Sono International Limited (“SIL”), BreathScan International (Guersney) Limited and BreathScan International Limited, dated June 19, 2012 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.7	Distribution Agreement by and among the Company and Fisher Healthcare, and Amendment thereto, dated June 15, 2010 and May 1, 2012, respectively. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.8	National Brand Distribution Agreement by and among the Company and Cardinal Health 2000, and Amendment thereto, dated May 1, 2007 and June 1, 2008, respectively. (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.9	2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.10	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.11	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.12	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.13	Form of Incentive Stock Option (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.14	Letter Agreement, dated December 3, 2013, by and between the Company and Mr. Thomas Knox (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.15	Joint Venture Agreement, dated October 24, 2014, by and between Akers Biosciences, Inc., Hainan Savy Investment Management Ltd, and Thomas Knox (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2014).

10.16	Amended and Restated 2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.17	Form of Lock Up Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.18	Employment Agreement between the Company and John J Gormally, dated December 1, 2015. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015).

10.19	First Amendment to the Amended and Restated 2013 Incentive Stock and Award Plan (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.20	Form of Placement Agency Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and Joseph Gunnar and Co., LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.21	Form of Securities Purchase Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and various purchasers. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.22	Form Registration Rights Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and various purchasers (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.23

Akers Biosciences, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2017).

10.24	Form Warrant Exercise Agreement, dated October 12, 2017 by and between Akers Biosciences, Inc. and various holders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2017).

23.1*	Consent of Independent Registered Accounting Firm.

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Item 16.	Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: April 2, 2018	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	Vice President, Finance & Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John J. Gormally	Chief Executive Officer and Director	April 2, 2018
John J. Gormally	(Principal Executive Officer)

/s/ Gary M. Rauch	Vice President, Finance & Treasurer	April 2, 2018
Gary M. Rauch	(Principal Financial officer and Principal Accounting Officer)

/s/ Christopher C. Schreiber	Director	April 2, 2018
Christopher C. Schreiber

/s/ Bill J. White	Director	April 2, 2018
Bill J. White

/s/ Richard C. Tarbox III	Director	April 2, 2018
Richard C. Tarbox III

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Akers Biosciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akers Biosciences, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2010.

Blue Bell, Pennsylvania

April 2, 2018

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
ASSETS
Current Assets
Cash	$438,432	$72,700
Marketable Securities	5,011,607	50,001
Trade Receivables, net	1,490,985	601,271
Trade Receivables - Related Party, net	125,001	31,892
Deposits and other receivables	16,590	23,782
Inventories, net	1,845,281	2,036,521
Prepaid expenses	145,488	168,277
Prepaid expenses - Related Party	251,499	202,500

Total Current Assets	9,324,883	3,186,944

Non-Current Assets
Prepaid expenses - Related Party	120,118	270,183
Property, Plant and Equipment, net	235,113	259,392
Intangible Assets, net	1,130,667	1,301,775
Other Assets	76,093	66,813

Total Non-Current Assets	1,561,991	1,898,163

Total Assets	$10,886,874	$5,085,107

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,733,216	$1,463,363
Trade and Other Payables - Related Party	39,821	234,067

Total Current Liabilities	1,773,037	1,697,430

Total Liabilities	1,773,037	1,697,430

SHAREHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, 1,755 and 0 shares issued and outstanding as of December 31, 2017 and 2016	1,755,000	-
Common Stock, No par value, 500,000,000 shares authorized, 44,220,552 and 5,452,545 issued and outstanding as of December 31, 2017 and 2016	110,647,169	100,891,786
Deferred Compensation	(3,469)	(24,572)
Accumulated Deficit	(103,284,863)	(97,479,537)
Accumulated Other Comprehensive Income	-	-

Total Shareholders’ Equity	9,113,837	3,387,677

Total Liabilities and Shareholders’ Equity	$10,886,874	$5,085,107

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2017 and 2016

	Year ended
	December 31,
	2017	2016
Revenues:
Product Revenue	$3,754,896	$2,956,782
Product Revenue - Related party	124,631	380
License & Service Revenue	50,000	3,750
Total Revenues	3,929,527	2,960,912
Cost of Sales:
Product Cost of Sales	(1,419,963)	(1,083,087)

Gross Income	2,509,564	1,877,825

Administrative Expenses	4,082,313	3,008,811
Sales and Marketing Expenses	1,846,445	1,983,428
Sales and Marketing Expenses - Related Party	202,126	153,854
Research and Development Expenses	1,237,384	1,188,868
Research and Development Expenses - Related Party	22,994	-
Reversal of Allowance - Related parties	-	(1,299,609)
Amortization of Non-Current Assets	171,108	171,108

(Loss)/Income from Operations	(5,052,806)	(3,328,635)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	(1,659)	(3,398)
Interest and Dividend Income	(10,753)	(21,699)
Warrant Modification Expense	764,932	-
Total Other (Income)/Expense	752,520	(25,097)

Loss Before Income Taxes	(5,805,326)	(3,303,538)

Income Tax Benefit	-	-

Net Loss Attributable to Common Shareholders	(5,805,326)	(3,303,538)

Other Comprehensive Income
Net Unrealized Gain on Marketable Securities	-	6,231
Total Other Comprehensive Income	-	6,231

Comprehensive Loss	$(5,805,326)	$(3,297,307)

Basic and Diluted loss per common share	$(0.61)	$(0.61)

Weighted average basic and diluted common shares outstanding	9,494,977	5,430,205

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholder’s Equity

For the years ended December 31, 2017 and 2016

	Preferred Shares		Common Shares				Accumulated Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2015	-	$-	5,425,045	$100,785,408	$-	$(94,175,999)	$(6,231)	$6,603,178

Net loss	-	-	-	-	-	(3,303,538)	-	(3,303,538)
Issuance of restricted common stock to officers	-	-	27,500	54,725	(54,725)	-	-	-
Amortization of deferred compensation	-	-	-	-	30,153	-	-	30,153
Issuance of non-qualified stock options to key employees	-	-	-	27,977	-	-	-	27,977
Issuance of non-qualified stock options for services from non-employees	-	-	-	23,676	-	-	-	23,676
Net unrealized gain on marketable securities	-	-	-	-	-	-	6,231	6,231

Balance at December 31, 2016	-	$-	5,452,545	$100,891,786	$(24,572)	$(97,479,537)	$-	$3,387,677

Net loss	-	-	-	-	-	(5,805,326)	-	(5,805,326)
Share register adjustment	-	-	(1)	-	-	-	-	-
Public offering of common stock, net of offering costs of $494,406	-	-	1,789,500	1,652,994	-	-	-	1,652,994
Private offering of common stock, net of offering costs of $267,443	-	-	1,448,400	1,760,317	-	-	-	1,760,317
Public offering of common and preferred stock, net of offering costs of $834,414	3,675	3,675,000	21,500,000	2,390,586	-	-	-	6,065,586
Warrant Modification				764,932				764,932
Exercise of warrants for common stock	-	-	925,000	981,948	-	-	-	981,948
Conversion of preferred stock to common stock	(1,920)	(1,920,000)	12,800,001	1,920,000
Amortization of deferred compensation	-	-	-	-	21,103	-	-	21,103
Issuance of stock grants to officers			186,277	163,924				163,924
Issuance of stock grants to key employees			108,830	95,770				95,770
Issuance of non-qualified stock options to key employees	-	-	-	17,274	-	-	-	17,274
Issuance of non-qualified stock options for services to non-employees	-	-	-	2,183	-	-	-	2,183
Issuance of restricted stock for services for non-employees	-	-	10,000	5,455	-	-	-	5,455

Balance at December 31, 2017	1,755	$1,755,000	44,220,552	$110,647,169	$(3,469)	$(103,284,863)	$-	$9,113,837

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net loss	$(5,805,326)	$(3,303,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	(1,412)	14,244
Depreciation and amortization	249,894	286,162
Reserve and write-off for obsolete inventory	26,122	32,333
Allowance for/(Reversal) of doubtful accounts	450,000	(1,153,413)
Expenses related to modification of warrants	764,932	-
Amortization of deferred compensation	21,103	30,153
Share based compensation to employees - options	17,274	27,977
Share based compensation to employees - restricted stock	95,770	-
Share based compensation to officers - restricted stock	163,924	-
Share based compensation to non-employees - options	2,183	23,676
Share based compensation to non-employees - restricted stock	5,455	-
Changes in assets and liabilities:
Increase in trade receivables	(1,339,714)	(138,272)
Increase in trade receivables - related party	(93,109)	(380)
Decrease in deposits and other receivables	7,192	71,795
(Increase)/decrease in inventories	165,118	(187,200)
Decrease in prepaid expenses	22,789	17,689
Decrease in prepaid expenses - related party	101,066	76,927
Increase in other assets	(9,280)	-
Increase/(decrease) in trade and other payables	269,853	(205,368)
Increase/(decrease) in trade and other payables - related party	(194,246)	234,067
Net cash used in operating activities	(5,080,412)	(4,173,148)

Cash flows from investing activities
Purchases of property, plant and equipment	(54,507)	(123,301)
Purchases of marketable securities	(7,709,341)	(35,944)
Proceeds from sale of marketable securities	2,749,147	4,003,034
Net cash provided/(consumed) by investing activities	(5,014,701)	3,843,789

Cash flows from financing activities
Net proceeds from issuance of common stock	5,803,897	-
Proceeds from issuance of preferred stock	3,675,000	-
Net proceeds from exercise of warrants for common stock	981,948	-
Net cash provided by financing activities	10,460,845	-

Net increase/(decrease) in cash	365,732	(329,359)
Cash at beginning of year	72,700	402,059
Cash at end of year	$438,432	$72,700

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of restricted common stock grants to officers	$-	$54,725
Net unrealized gains on marketable securities	$-	$6,231
Settlement of note receivable in the form of inventory	$-	$750,000
Settlement of note receivable in the form of prepaid expense	$-	$549,609

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

As of December 31, 2017 and 2016, allowances for doubtful accounts for trade receivables were $596,196 and $1,010,196. Bad debt expenses for trade receivables were $494,436 and $146,196 for the years ended December 31, 2017 and 2016. The credit comprises the reversal of an allowance for bad debts expense – related party of $1,299,609 and an allowance for bad debts for an external party of $146,195 included in the administrative expenses for the year ended December 31, 2016. Included in the allowance for doubtful accounts as of December 31, 2016 is $864,000 being an allowance for doubtful account of a trade receivable from a related party written off against the trade receivable in the year ended December 31, 2017.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, the aging of trade receivables and trade receivables – related party was as follows:

	December 31,
Aging Period	2017	%	2016	%
Current (Notes 6 & 16)	1,808,449	81%	464,365	28%
01-30 Days	79,535	4%	43,223	3%
31-60 Days	20,154	1%	39,203	2%
61-90 Days	25,100	1%	6,150	0%
>90 Days	278,944	13%	1,090,418	67%
Subtotal	2,212,182		1,643,359
Bad Debts Allowance	(596,196)		(1,010,196)
Total	$1,615,986		$633,163
Average Days in Receivable	205.48		202.58

The aging above represents the number of days that the account receivable balance exceeds the credit terms. Included in the current category is accounts receivable of $570,800 and $- as of December 31, 2017 and December 31, 2016 with payment terms extended to 180 days.

(e)	Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business primarily related to trade receivables and cash and cash equivalents.

All of the Company’s cash is maintained with Fulton Bank of New Jersey, Bank of America, NA and PayPal. The funds are insured by the FDIC up to a maximum of $250,000, but are otherwise unprotected. The Company placed $426,927 and $67,865 with Fulton Bank of New Jersey, $7,915 and $795 with Bank of America, NA and $3,590 and $4,040 with PayPal as of December 31, 2017 and 2016. No losses have been incurred in these accounts.

Concentration of credit risk with respect to trade receivables exists as approximately 62% of the Company’s product revenue is generated by three customers. These customers accounted for 51% of trade receivables as of December 31, 2017. To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of December 31, 2017, the Company has ten patents from the United States Patent Office in effect (9,383,368; 7,896,167; 8,097,171; 8,003,061; 8,425,859; 8,871,521; 8,808,639; D691,056; D691,057 and D691,058). Other patents are in effect in Australia through the Design Registry (348,310; 348,311 and 348,312), European Union Patents 1793906, 2684025, 002216895-0001; 002216895-0002 and 002216895-0003), in Hong Kong (HK11004006) and in Japan (1,515,170; 4,885,134; 4,931,821 5,775,790, and 6023096). Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries. Additional proprietary technology consists of numerous different inventions. The Company intends to file additional patent applications, where appropriate, relating to new products, technologies and their use in the U.S., European and Asian markets. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On March 9, 2015, the Company contributed capital of $64,675 in Hainan Savy Akers Biosciences, Ltd., a company incorporated in the People’s Republic of China, resulting in a 19.9% ownership interest. The contribution was adjusted downward to $64,091 on April 8, 2015; the net effect of the currency conversion when the contribution was processed in Hainan. This is included in other assets in the Consolidated Balance Sheet as of December 31, 2017 and 2016 and is accounted for using the cost method.

(k)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. The accrual for estimated sales returns was $- as of December 31, 2017 and 2016.

The Company implemented a standard dealer cost model during the year ended December 31, 2016 which includes a provision for rebates to the distributors under limited circumstances. The Company established an accrual of $126,471 and $41,120, which is a reduction of revenue as of December 31, 2017 and 2016. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized $372,664 and $471,949 during the years ended December 31, 2017 and 2016 for rebates, which is included as a reduction of product revenue in the Consolidated Statement of Operations and Comprehensive Loss.

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

The Company charges actual shipping plus a handling fee to customers, which amounted to $62,049 and $54,928 for the years ended December 31, 2017 and 2016. These fees are classified as part of product revenue in the Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $136,145 and $138,662 for the years ended December 31, 2017 and 2016.

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

(q)	Recently Adopted Accounting Pronouncements

As of December 31, 2017 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

(r)	Recently Issued Accounting Pronouncements Not Yet Adopted

As the Company is an emerging growth company, it has elected to adopt recently issued standards based on effective dates applicable to nonpublic entities. All effective dates as mentioned in the following paragraphs refer to that applicable to nonpublic entities.

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early application is permitted as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. The Company is currently evaluating the effect of the amendments but it does not anticipate a material impact of its financial statements. The Company expects to use the modified retrospective adoption method.

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

Notes to Consolidated Financial Statements

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

Note 4 – Management Plan

Historically, the Company has relied upon public offerings and private placements of common stock to raise operating capital. During the year ended December 31, 2017, the Company raised $9,478,897, net of expenses, in public and private offerings and an additional $981,948, net of expenses, from the exercise of warrants (Note 13). As of March 16, 2018, the Company had realized an additional $4,909,081 from the exercise of warrants, had cash and marketable securities of approximately $8.94 million and working capital of approximately $11.19 million.

The 2017-19 Strategic Business Plan (“Strat Plan”) was presented to and approved by the Board of Directors on December 12, 2016. The plan outlines the Company’s business objectives for the next three years and sets measurable targets for new product releases, sales and marketing programs to increase market penetration for the Company’s products and operational expense management.

Implementation of the Strat Plan began in January 2017 and management remains confident that the objectives are achievable. The Company’s Go To Market (“GTM”) plan, revised annually, supports the implementation of the Strat Plan by defining specific tasks, products and customer targets designed to achieve the Plan’s revenue goals. The Company anticipates achieving a cash-flow positive position during the second quarter of 2018 based upon the revenue targets as outlined in the GTM and Strat Plan.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2017, the Company’s average weekly operating cash requirement increased to $97,700 (2016: $80,253). The increase resulted from payments to vendors and sub-contractors included in the December 31, 2016 accounts payable balance, a significant royalty payment that had been deferred in 2016 as part of a legal settlement, significantly higher professional service fees and other payments for contractual obligations. The Company anticipates the cash requirements to remain in the range of $95,000 to $100,000 per week throughout 2018.

Barring any unforeseen circumstances, the Company believes that it is probable that it will be able to meet its obligations as they fall due within one year after the financial statements are issued.

Note 5 - Fair Value Measurement - Marketable Securities

Following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2017 and 2016.

U.S. Agency Securities and Corporate and Municipal Securities: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	As of December 31, 2017
		Accrued	Unrealized	Unrealized	Fair
	Cost	Income	Gains	Losses	Value
Level 2:
Money market funds	$5,165	$161	$-	$-	$5,326
Municipal securities	5,005,000	1,281	-	-	5,006,281
Total Level 2:	5,010,165	1,442	-	-	5,011,607

Total:	$5,010,165	$1,442	$-	$-	$5,011,607

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2016
	Cost	Accrued Income	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Money market funds	$29,657	$15	$-	$-	$29,672
Municipal securities	20,314	15	-	-	20,329
Total Level 2:	49,971	30	-	-	50,001

Total:	$49,971	$30	$-	$-	$50,001

Marketable securities are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains relating to the available for sale investment securities were recorded in the Consolidated Statement of Changes in Shareholders’ Equity as comprehensive income. These amounts were an unrealized gain of $- and $6,231 (net of effect of income tax expense of $-) for the years ended December 31, 2017 and 2016.

Proceeds from the sale of marketable securities in the years ended December 31, 2017 and 2016 were $2,749,147 and $4,003,034. Net gains of $3,375 and net losses of $85 resulted from these sales for the years ended December 31, 2017 and 2016.

Note 6 - Trade Receivables – Related Party

Trade receivables – related party are made up of amounts due from Hainan Savy Akers Biosciences Ltd (“Hainan”), a joint venture between Akers, Thomas Knox, Akers’ former Board Chairman, and Hainan Savy Investment Management Ltd, located in the People’s Republic of China. The Company holds a 19.9% position in the joint venture. The amount due is non-interest bearing, unsecured and generally has a term of 30-90 days (Note 16). Credit terms of 180 days were extended to Hainan for a bulk purchase of BreathScan Breath Alcohol detectors during June 2017 while Hainan expands their market presence in the People’s Republic of China.

Note 7 - Note Receivable – Related Parties

On December 31, 2014, a note of $1,475,766 was issued to the Company in exchange for the Company’s open trade receivables from ChubeWorkx Guernsey Limited (“ChubeWorkx”), a major shareholder. It is payable in sixty equal installments of $27,734 commencing January 1, 2015 and has an interest rate of 5% per annum.

As of December 31, 2015, the Company established an allowance for doubtful accounts for notes receivable – related party of $1,299,609 which is reported as bad debt expense – related parties in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015.

On August 17, 2016, the Company entered into a Settlement Agreement with ChubeWorkx which settled all pending claims between the companies. Under the terms of the Settlement Agreement, the Company recovered the full outstanding principal amount in the current fiscal year in the form of $750,000 of BreathScan® Alcohol Detector inventory – which the Company intends to subsequently sell – and the balance of $549,609 as a prepaid royalty (Note 16). As a result of the Settlement Agreement, the Company reversed the allowance for doubtful note in the amount of $1,299,609 which is included in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016.

For the period ending December 31, 2017 and 2016, the Company has invoiced $484,150 and $- for the BreathScan® Alcohol Detector inventory that was recovered as part of the Settlement.

Note 8 - Inventories

Inventories consists of the following categories:

	December 31,
	2017	2016
Raw Materials	$458,441	$440,316
Sub-Assemblies	696,318	907,989
Finished Goods	720,951	749,488
Reserve for Obsolescence	(30,429)	(61,272)
	$1,845,281	$2,036,521

Obsolete inventory charged to cost of goods during the years ended December 31, 2017 and 2016 totaled $26,122 and $32,333.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 - Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2017	2016

Computer Equipment	$114,771	$114,771
Computer Software	40,681	40,681
Office Equipment	39,959	39,959
Furniture & Fixtures	38,356	29,939
Machinery & Equipment	1,138,134	1,126,134
Molds & Dies	868,570	834,480
Leasehold Improvements	222,593	222,593
	2,463,064	2,408,557
Less
Accumulated Depreciation	2,227,951	2,149,165

	$235,113	$259,392

Depreciation expenses totaled $78,786 and $115,054 for the years ended December 31, 2017 and 2016.

Note 10- Intangible Assets

Intangible assets as of December 31, 2017 and 2016 and the movements for the periods then ended are as follows:

		Distributor &
	Patents &	Customer
	Trademarks	Relationships	Totals
Cost or Deemed Cost
At December 31, 2015	$2,626,996	$1,270,639	$3,897,635
Additions	-	-	-
Disposals	-	-	-
At December 31, 2016	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2015	$1,154,113	$1,270,639	$2,424,752
Amortization Charge	171,108	-	171,108
Disposals	-	-	-
At December 31, 2016	$1,325,221	$1,270,639	$2,595,860

Net Book Value
At December 31, 2015	$1,472,883	$-	$1,472,883
At December 31, 2016	$1,301,775	$-	$1,301,775

Cost or Deemed Cost
At December 31, 2016	$2,626,996	$1,270,639	$3,897,635
Additions	-	-	-
Disposals	-	-	-
At December 31, 2017	$2,626,996	$1,270,639	$3,897,635

Accumulated Amortization
At December 31, 2016	$1,325,221	$1,270,639	$2,595,860
Amortization Charge	171,108	-	171,108
Disposals	-	-	-
At December 31, 2017	$1,496,329	$1,270,639	$2,766,968

Net Book Value
At December 31, 2016	$1,301,775	$-	$1,301,775
At December 31, 2017	$1,130,667	$-	$1,130,667

Amortization expense totaled $171,108 for the years ended December 31, 2017 and 2016.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2018	$171,108
2019	171,108
2020	171,108
2021	171,108
2022	171,108

Note 11 - Trade and Other Payables

Trade and other payables consists of the following:

	December 31,
	2017	2016
Trade Payables	$948,951	$923,311
Accrued Expenses	724,515	480,302
Deferred Compensation	59,750	59,750
	$1,733,216	$1,463,363

Trade and other payables – related party are as follows:

	December 31,
	2017	2016
Trade Payables	$39,821	$182,001
Accrued Expenses	-	52,066
	$39,821	$234,067

As of December 31, 2017 the Company owed ChubeWorkx Guernsey Limited, previously a major shareholder, royalties of $36,661 (Note 16) which was paid on February 12, 2018.

As of December 31, 2017, the Company owed Hainan $670. Senior management at Hainan are actively involved in Shenzhen Savy-Akers Biosciences (“Shenzhen”) which is therefore being included as a related party. The Company owed Shenzhen $2,490 as of December 31, 2017.

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

On September 30, 2016, the Board of Directors increased the number of authorized shares of common stock subject to the Amended Plan to 830,000 shares. As of December 31, 2017, under the 2013 Amended Plan, grants of restricted stock and options to purchase 264,166 shares of common stock have been issued and are unvested or unexercised and 7,292 shares of common stock remain available for grants.

On August 7, 2017, the Shareholders approved and the Company adopted the 2017 Equity Incentive Plan (the “Plan”) which will provide for the issuance of up to 1,350,000 shares. The purpose of the Plan is to provide additional incentive to those officers, employees, consultants and non-employee directors of the Company and its parents, subsidiaries and affiliates whose contributions are essential to the growth and success of the Company’s business. As of December 31, 2017, under the 2017 Plan, grants totaling 295,107 shares of restricted common stock have been issued and 1,054,893 shares of common stock remain available for grants.

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

The options issued under the above plan were valued using a Black Scholes option pricing model. The assumptions utilized in calculating the value of the issued options under Black Scholes are as follows:

	2017	2016
Expected option term	-	5 yrs
Expected volatility	-	95.02%
Expected divident yeild	-	0.00%
Risk free interest rate	-	1.76%

The Company did not issue any options or warrants under the above plan during the year ended December 31, 2017.

The following table summarizes the option activities for the years ended December 31, 2017 and 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Balance at December 31, 2015	220,500	$4.38	3.81	$-
Granted	38,500	3.40	4.43	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2016	259,000	$4.23	3.05	$20,100
Exercisable as of December 31, 2016	239,167	$4.31	2.92	$20,100

Balance at December 31, 2016	259,000	$4.23	3.05	$20,100
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(4,000)	3.25	3.63	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2017	255,000	$4.25	2.02	$-
Exercisable as of December 31, 2017	250,334	$4.27	1.99	$-

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.13 and $1.90 for our common shares on December 31, 2017 and 2016.

A summary of the Company’s non-vested shares as of December 31, 2017 and the changes during the period then ended are as follows:

		Weighted
		Average Grant
Non-Vested Shares	Shares	Date Fair Value
Non-vested at December 31, 2015	-	$-
Granted	38,500	1.98
Vested	(18,666)	1.90
Forfeited	-	-
Non-vested at December 31, 2016	19,834	$2.36

Non-vested at December 31, 2016	19,834	$2.36
Granted	-	-
Vested	(11,168)	2.07
Forfeited	(4,000)	2.36
Non-vested at December 31, 2017	4,666	$2.36

Unrecognized compensation cost related to non-vested employee stock options totaled $6,930 as of December 31, 2017. The cost is to be recognized over a weighted average period of 0.62 years.

During the years ended December 31, 2017 and 2016, the Company incurred stock option expenses totaling $19,457 and $51,653.

During the year ended December 31, 2017, the Company issued 50,415,571 warrants in conjunction with two public offerings and a private placement of the Company’s common shares. All warrants carry a five-year expiration term. The table below summarizes the warrant activity for the year ended December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term (years)
Balance at December 31, 2016	-	$-	-
Granted	50,415,571	0.24	4.94
Exercised	(925,000)	1.11	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at December 31, 2017	49,490,571	$0.22	4.95
Exercisable as of December 31, 2017	48,766,371	$0.22	4.95

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 - Equity

The holders of common shares are entitled to one vote per share at meetings of the Company. Holders of Series B convertible preferred shares have no voting rights at meetings of the Company.

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

On June 8, 2016, the Company issued 27,500 restricted common shares to an officer in connection with his employment agreement. These shares vest 1/3 immediately on the date of the grant and the remaining 2/3 vests equally on March 1, 2017 and March 1, 2018. The fair value of these shares was $54,725 and was based on the share price on the date of the grant. $21,103 and $30,153 was recorded during the years ended December 31, 2017 and 2016 as administrative expense on the Consolidated Statement of Operations and Comprehensive Loss and the remaining $3,469 is reported as deferred compensation, a contra equity account, on the Condensed Consolidated Balance Sheet as of December 31, 2017.

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

In addition to the common shares issued, the Company also issued 894,750 warrants with an exercise price of $1.50 per common share. All of the warrants issued have a five-year term.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On March 30, 2017, the Company completed a private placement of 1,448,400 unregistered shares of common stock, raising net proceeds of $1,760,317. The unregistered shares were admitted to trading on September 30, 2017 upon notification from the Securities and Exchange Commission that the Registration Statement, filed April 19, 2017, had been deemed effective. Below is a summary of the gross proceeds to net proceeds calculation.

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

On April 11, 2017, the Company issued 10,000 restricted shares to a consultant for services to be rendered during the year ending December 31, 2017. These shares vested on the date of the grant. The fair value of these shares was $18,000 and was based on the share price on the date of the grant. The company recorded $5,455 during the year ended December 31, 2017 as sales and marketing expenses on the Consolidated Statement of Operations and Comprehensive Loss. The Company will recognize the remaining expense of $12,545 during the year ending December 31, 2018.

On October 12, 2017, the Company entered into Warrant Exercise Agreements with the existing holders of 724,200 warrants from the March 2017 private placement with an original exercise price of $1.96 per share to exercise their current warrants at $1.00 per share and receive a new warrant which would be convertible into the same number of common shares as the original warrant. The new warrant has an exercise price of $1.26 and expire five years from the date of issuance. The increase in fair value of the reduction in the exercise price of the warrants from $1.96 to $1.00 was $93,386. The Company used the Black-Scholes option pricing model to calculate the increase in fair value with the following assumptions for the decrease in exercise price: no dividend yield, expected volatility of 97.16%, risk free interest rate of 1.95%, and expected warrant life of 4.47 years. The fair value of the new warrants issued of 724,200 was $671,546. The Company used the Black-Scholes option pricing model to calculate the fair value with the following assumptions for the issuance of the new warrants: no dividend yield, expected volatility of 97.16%, risk free interest rate of 1.95%, and expected warrant life of 5 years. In accordance with FASB ASC 718-20-35, expenses related to the modification and re-issue of the warrants totaled $764,932 which are included as warrant modification expenses on the Consolidated Statement of Operations and Comprehensive Loss. The Company received net proceeds of $680,748 net of a solicitation fee of $43,452 from the exercise of 724,200 warrants.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On October 17, 2017, the Board of Directors issued 295,107 restricted shares of common stock to key employees and officers of the Company as part of the 2017 Equity Incentive Plan. The restricted stock vested immediately and were valued at the closing stock price of $0.88 per share. The fair value of the restricted shares totaled $259,694 and were expensed immediately. The expense is included in the Consolidated Statement of Operations and Comprehensive Loss for the year ending December 31, 2017 as follows:

Expense Category	2017	2016
General & Administrative	$163,924	—
Sales & Marketing	95,770	—
	$259,694	$—

On December 21, 2017, the Company completed a public offering of 21,500,000 common shares and 3,675 Series B convertible preferred shares, raising net proceeds of $6,065,586. Below is a summary of the gross proceeds to net proceeds calculation.

	Public Offering - December 21, 2017
	Shares	$	$
Common Shares
Base Offering	15,500,000	2,325,000
Over-Allotment	6,000,000	900,000
Series B Preferred Shares
Base Offering	3,675	3,675,000
Gross Proceeds			6,900,000
Underwriter/Gunnar Expenses
Discount		483,000
Non-Accountable Allowance		60,000
Legal Fees		75,000
Roadshow		2,558
Miscellaneous		36,500
Total			657,058
Akers Biosciences Expenses
Legal & Accounting		160,000
Registration/Regulatory		17,356
Total			177,356
Net Proceeds			6,065,586

In addition to the common shares issued, the Company also issued 46,000,001 warrants with an exercise price of $0.1875 per common share in support of the base offering. All the warrants issued have a five-year term.

During the year ended December 31, 2017, warrant holders from the January 13, 2017 public offering executed 200,800 warrants with an exercise price of $1.50 per common share, raising net proceeds of $301,200.

Note 14 - Loss per share

The calculation of basic and diluted loss per share at December 31, 2017 and 2016 was based on the loss attributable to common shareholders of $5,805,326 and $3,303,538. The basic and diluted weighted average number of common shares outstanding for 2017 and 2016 was 9,494,977 and 5,430,205.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

Potential common shares consist of options, warrants and unvested restricted stock. Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2017 and 2016 since the effect of options and warrants would be anti-dilutive due to the net loss attributable to the common shareholders. Instruments excluded from dilutive earnings per share, because their inclusion would be anti-dilutive, were as follows: incentive and award stock options – 255,000 and 259,000; unvested restricted shares of common stock – 9,166 and 18,333; warrants – 48,766,371 and - as of December 31, 2017 and 2016.

Note 15 - Income Tax Expense

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The Company’s income tax (benefit)/provision is as follows:

	Years Ended December 31,
	2017	2016
Current	$-	$-
Deferred	(6,440,000)	$(751,000)
Change in Valuation Allowance	6,440,000	$751,000
Income Tax Benefit	$-	$-

 AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
Statutory U.S. Federal Income Tax Rate	(35.0%)	(35.0%)
New Jersey State income taxes, net of U.S.
Federal tax effect	(6.0%)	(6.0%)
Tax rate change	152.0%	0.0%
Change in Valuation Allowance	(111.0)%	41.0%
Net	0.0%	0.0%

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the U.S. statutory corporate tax rate to 21% for tax years beginning in 2018. This change resulted in a re-measurement of the federal portion of the Company’s deferred tax assets and the valuation allowance as of December 31, 2017 from 35% to the new 21% tax rate.

As of December 31, 2017 and 2016, the Company had Federal net operating loss carry forwards of approximately $68,600,000 and $60,100,000, expiring through the year ending December 31, 2037. As of December 31, 2017 and 2016, the Company had New Jersey state net operating loss carry forwards of approximately $17,800,000 and $9,400,000, expiring through the year ending December 31, 2024.

The principle components of the deferred tax assets and related valuation allowances as of December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
Reserves and other	$387,000	$865,000
Net operating loss carry-forwards	15,656,000	21,618,000
Valuation Allowance	(16,043,000)	(22,483,000)
Net	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $16,043,000 and $22,483,000. The change in the total valuation for the years ended December 31, 2017 and 2016 were a decrease of $6,440,000 and an increase of $751,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits and no charge during 2017, and accordingly, the Company did not recognize any interest or penalties during 2017 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2017.

The Company files U.S. federal income tax returns and a state income tax returns. The U.S. and state income tax returns filed for the tax years ending on December 31, 2014 and thereafter are subject to examination by the relevant taxing authorities.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 - Related Party Transactions

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expenses of $202,126 and $153,854 for the years ended December 31, 2017 and 2016 which are included in sales and marketing expenses – related party on the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2017 and 2016, the Company owed ChubeWorkx royalties of $36,661 and $17,953. The royalty owing is subject to a monthly interest rate of 4.0% and is due in the month following the end of each quarter.

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

During the year ended December 31, 2017 and 2016, the Company invoiced $484,150 and $- for the BreathScan Breath Alcohol products acquired from the Settlement.

The Company began purchasing manufacturing molds, plastic components and the assembled BreathScan Lync™ device through Hainan and its related party during the year ended December 31, 2016 (Note 11). The Company purchased a total of $41,731 and $207,135 during the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company owed the Hainan and its related party $3,160 which is included in trade and other payables – related party on the Consolidated Balance Sheet. The amount owed is interest free and has similar credit terms as other suppliers.

Trade receivables – related party as of December 31, 2017 and 2016 were $125,001 and $31,892. The amounts due are non-interest bearing, unsecured and generally have a term of 30-180 days (Note 6).

Product revenue – related party for the years ended December 31, 2017 and 2016 were $124,631 and $380. The revenue was the result of sales to Hainan and its related party.

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

Rent expense for the Thorofare Lease, including related CAM charges for the years ended December 31, 2017 and 2016 totaled $161,807 and $161,160, respectively.

The Company entered into a 24-month lease for a satellite office located in Ramsey, New Jersey (“Ramsey Lease”) with annual rents of $25,980 plus common area maintenance (CAM) charges. The lease took effect on June 1, 2017 and runs through May 31, 2019.

Rent expenses for the Ramsey Lease, including related CAM charges totaled $15,166 and $- for the years ended December 31, 2017 and 2016. The Company posted a security deposit of $4,330 which is included in other assets on the Consolidated Balance Sheet.

The Company entered into a 29-month lease for warehouse space located in Pitman, New Jersey (“Pitman Lease”) with annual rents of $39,650. The lease took effect on August 1, 2017 and runs through December 31, 2019.

Rent expenses for the Pitman Lease totaled $16,670 and $- for the years ended December 31, 2017 and 2016. A security deposit of $4,950 is included in other assets on the Consolidated Balance Sheet.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Thorofare	Ramsey	Pitman	Equipment
	Lease	Lease	Lease	Lease	Total
	$	$	$	$	$
Next 12 Months	132,000	25,980	39,650	6,156	203,786
Next 13-24 Months	132,000	10,825	39,650	5,130	187,605

On June 30, 2017, the Company signed the Third Amendment to the exclusive Distribution Agreement with NovoTek Pharmaceuticals Limited (‘NovoTek’) which expanded the geographic area of coverage to include Poland and grants NovoTek the right to assemble certain PIFA Heparin PF/4 products in their facilities from components acquired from the Company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has agreed to provide PIFA Heparin/PF4 devices, valued at approximately $90,000, at no charge to NovoTek for their use and are to be shipped upon their request.

As of December 31, 2017, the Company had not shipped any goods related to the program.

Note 18 - Major Customers

For the year ended December 31, 2017, three customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 62% of the Company’s revenue. As of December 31, 2017, the amount due from these customers was $1,123,920. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the year ended December 31, 2016, three customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 75% of the Company’s revenue. As of December 31, 2016, the amount due from these customers was $490,725.

Note 19 - Major Suppliers

For the year ended December 31, 2017, no suppliers accounted for 10% or more of the Company’s purchases.

For the year ended December 31, 2016, one supplier accounted for 10% or more of the Company’s purchases. This supplier accounted for 27% of the Company’s total purchases. As of December 31, 2016, the amount due to this supplier was $164,049.

Note 20 – Contingencies

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Court decided by order dated April 14, 2017 in favor of the Company and has dismissed with prejudice the claims brought by Pulse for unfair competition (both federal and state counts). The court decided against the Company in its motions for transfer of venue and for lack of jurisdiction. As such, the case shall proceed in the District Court of Oregon.

Pulse subsequently filed an Amended Complaint, in which Pulse seeks not less than $500,000 in damages and, among other items, an injunction prohibiting the Company from manufacture, use and sale of the OxiChek product.   The Company answered the Amended Complaint on May 11, 2017. Discovery concluded on January 22, 2018.  The Court has received the Company’s summary judgment motion. A trial date may be set if Pulse’s last remaining claim for breach of contract survives the motion.

The Company intends to establish a rigorous defense of all claims. The Company is unable to assess the potential outcome, so no accrual for losses was made as of December 31, 2017. All legal fees were expensed as and when incurred.

Note 21 – Segment Information

The Company is organized and operates as one operating segment. In accordance with FASB ASC 280 “Segment Reporting”, the Chief Operating Officer is the chief operating decision-maker who reviews operating results to make decisions on allocation of resources and assessment of performance for the entire company.

The total revenue by different product lines was as follows:

	Years ended
	December 31,
Product Line	2017	2016
MicroParticle Catalyzed Biosensor (“MPC”)	$950,946	$282,516
Particle ImmunoFiltration Assay (“PIFA”)	2,232,684	2,577,148
Rapid Enzymatic Assay ("REA")	133,848	-
Other	562,049	97,498
Product Revenue Total	$3,879,527	$2,957,162
License Fees	50,000	3,750
Total Revenue	$3,929,527	$2,960,912

The total revenue by geographic area determined based on the location of the customers was as follows:

	Years ended
	December 31,
Geographic Region	2017	2016
United States	$2,861,613	$2,330,723
People's Republic of China	627,132	502,998
Rest of World	440,782	127,191
Total Revenue	$3,929,527	$2,960,912

The Company had long-lived assets totaling $59,830 and $61,081 located in the People’s Republic of China and $1,305,950 and $1,500,086 located in the United States as of December 31, 2017 and 2016, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 - Subsequent Events

1,755 shares of the Series B Convertible Preferred Stock converted to 11,700,002 shares of common stock during the period of January 2, 2018 through January 11, 2018.

During the period January 17, 2018 through March 30, 2018, the Company received $5,717,345 from the exercise of 30,492,070 warrants.

On March 27, 2018 the Company converted a trade receivable of $426,540 to a long-term note receivable with a term of 60 months and an interest rate of 4.25% per annum. The first installment on the note is due April 30, 2018. Included in the conversion is $365,298 that was included in trade receivables less an accrued rebate of $76,500 that was included in trade and other payables on the Consolidated Balance Sheet as of December 31, 2017.

