Form 10-Q/A
period 2017-06-30
Akers Biosciences, Inc.
filed 2018-07-13
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Akers Biosciences, Inc. (the “Company”) for the quarterly period ended June 30, 2017, as originally filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of errors in the previously reported quarterly period ended June 30, 2017 financial statements related to the Company’s revenue and expense recognition. See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1, for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

●	Part I, Item 1 – Financial Statements

●	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I, Item 4 – Controls and Procedures

●	Part II, Item 1A – Risk Factors

●	Signatures

The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing an amended Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 and 2016 and an amended Annual Report for the years ended December 31, 2017 and 2016 to restate those previously issued financial statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
	(restated)
ASSETS
Current Assets
Cash	$197,175	$72,700
Marketable Securities	1,011,625	50,001
Trade Receivables, net	927,534	601,271
Trade Receivables - Related Party, net	-	31,892
Deposits and other receivables	13,090	23,782
Inventories, net	2,228,839	2,036,521
Prepaid expenses	147,526	168,277
Prepaid expenses - Related Party	317,439	202,500

Total Current Assets	4,843,228	3,186,944

Non-Current Assets
Prepaid expenses - Related Party	108,353	270,183
Property, Plant and Equipment, net	260,756	259,392
Intangible Assets, net	1,216,221	1,301,775
Other Assets	71,143	66,813

Total Non-Current Assets	1,656,473	1,898,163

Total Assets	$6,499,701	$5,085,107

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,501,641	$1,463,363
Trade and Other Payables - Related Party	33,911	234,067

Total Current Liabilities	1,535,552	1,697,430

Total Liabilities	1,535,552	1,697,430

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock, No par value, 500,000,000 shares authorized, 8,901,245 and 5,452,545 issued and outstanding as of June 30, 2017 and December 31, 2016	104,624,119	100,891,786
Deferred Compensation	(14,163)	(24,572)
Accumulated Deficit	(99,646,816)	(97,479,537)
Accumulated Other Comprehensive Income	1,009	-

Total Stockholders’ Equity	4,964,149	3,387,677

Total Liabilities and Stockholders’ Equity	$6,499,701	$5,085,107

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(restated)		(restated)
Revenues:
Product Revenue	$1,096,925	$956,486	$1,740,111	$1,694,510
Product Revenue - Related party	(24,064)	-	-	-
Total Revenues	1,072,861	956,486	1,740,111	1,694,510
Cost of Sales:
Product Cost of Sales	(290,591)	(276,848)	(549,312)	(476,876)

Gross Income	782,270	679,638	1,190,799	1,217,634

Administrative Expenses	829,929	816,244	1,620,457	1,739,806
Sales and Marketing Expenses	354,889	513,430	911,545	1,238,754
Sales and Marketing Expenses - Related Party	61,502	-	93,781	-
Research and Development Expenses	290,841	321,989	639,283	685,280
Research and Development Expenses - Related Party	22,994	-	22,994	-
Amortization of Non-Current Assets	42,777	42,777	85,554	85,554

Loss from Operations	(820,662)	(1,014,802)	(2,182,815)	(2,531,760)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	978	2,562	(9,367)	4,817
Interest and Dividend Income	(3,632)	(8,432)	(6,169)	(18,716)
Other Income	-	-	-	-
Total Other Income	(2,654)	(5,870)	(15,536)	(13,899)

Loss Before Income Taxes	(818,008)	(1,008,932)	(2,167,279)	(2,517,861)

Income Tax Benefit	-	-	-	-

Net Loss	(818,008)	(1,008,932)	(2,167,279)	(2,517,861)

Other Comprehensive Income/(Loss)
Net Unrealized Gain/(Loss) on Marketable Securities	852	(2,006)	1,009	6,528
Total Other Comprehensive Income/(Loss)	852	(2,006)	1,009	6,528

Comprehensive Loss	$(817,156)	$(1,010,938)	$(2,166,270)	$(2,511,333)

Basic and diluted loss per common share	$(0.09)	$(0.19)	$(0.27)	$(0.46)

Weighted average basic and diluted common shares outstanding	8,882,326	5,427,261	7,943,168	5,426,153

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For the six months ended June 30, 2017

	Common				Accumulated
	Shares				Other
	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2016 (audited)	5,452,545	$100,891,786	$(24,572)	$(97,479,537)	$-	$3,387,677

Net loss (restated)	-	-	-	(2,167,279)	-	(2,167,279)
Public offering of common stock, net of offering costs of $494,406	1,789,500	1,652,994	-	-	-	1,652,994
Private offering of common stock, net of offering costs of $267,443	1,448,400	1,760,317	-	-	-	1,760,317
Exercise of warrants for common stock	200,800	301,200	-	-	-	301,200
Amortization of deferred compensation	-	-	10,409	-	-	10,409
Issuance of non-qualified stock options to key employees	-	10,184	-	-	-	10,184
Issuance of non-qualified stock options for services to non-employees	-	2,183	-	-	-	2,183
Issuance of restricted stock for services to non-employees	10,000	5,455	-	-	-	5,455
Net unrealized gain on marketable securities	-	-	-	-	1,009	1,009

Balance at June 30, 2017 (unaudited) (restated)	8,901,245	$104,624,119	$(14,163)	$(99,646,816)	$1,009	$4,964,149

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(unaudited)

	2017	2016
	(restated)
Cash flows from operating activities
Net loss for the year	$(2,167,279)	$(2,517,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	(1,001)	8,927
Depreciation and amortization	121,381	113,906
Reserve and write-off for obsolete inventory	21,542	-
Allowance for doubtful accounts	46,239	146,196
Fair value of restricted common stock issued for services	15,864	18,243
Share based compensation to employees - options	10,184	-
Share based compensation to non-employees - options	2,183	8,241
Changes in assets and liabilities:
Increase in trade receivables	(372,502)	(79,906)
Decrease in trade receivables - related party	31,892	-
Decrease in deposits and other receivables	10,692	31,196
Increase in inventories	(213,860)	(85,588)
Decrease in prepaid expenses	20,752	43,933
Decrease in prepaid expenses - related party	46,890	-
Increase in other assets	(4,330)	-
Increase/(decrease) in trade and other payables	38,278	(103,029)
Decrease in trade and other payables - related party	(200,156)	-
Net cash used in operating activities	(2,593,231)	(2,415,742)

Cash flows from investing activities
Purchases of property, plant and equipment	(37,191)	(81,462)
Purchases of marketable securities	(2,705,168)	(27,643)
Proceeds from sale of marketable securities	1,745,554	2,502,319
Net cash (used in)/provided by investing activities	(996,805)	2,393,214

Cash flows from financing activities
Net proceeds from issuance of common stock	3,413,311	-
Net proceeds from exercise of warrants for common stock	301,200	-
Net cash provided by financing activities	3,714,511	-

Net increase/(decrease) in cash	124,475	(22,528)
Cash at beginning of period	72,700	402,059
Cash at end of period	$197,175	$379,531

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of a restricted common stock grant for services	$5,455	$-
Issuance of a restricted common stock grant to an officer	$-	$54,725
Net unrealized gains on marketable securities	$1,009	$6,528

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

Note 2 – Restatement of Previously Issued Financial Statements

As previously disclosed, the Company determined that certain revenue transactions did not qualify for revenue recognition under generally accepted accounting principles. In the process of this determination, the Company discovered information that existed at June 30, 2017 which affected the revenue and an obligation. The Company concluded that the impact of applying corrections for these errors and misstatements on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 is material. As a result, the Company is restating its condensed consolidated financial statements for the periods impacted. See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the consolidated balance sheets, including the balances originally reported, corrections and the as restated balances:

	As of June 30, 2017
	As Reported	Correction	As Restated
Trade Receivables – Related Party, net	$125,001	$(125,001)	$-
Inventories, net	2,166,699	62,140	2,228,839
Total Current Assets	4,906,089	(62,861)	4,843,228
Total Assets	6,562,562	(62,861)	6,499,701
Trade and Other Payables	1,413,141	88,500	1,501,641
Total Current Liabilities	1,447,052	88,500	1,535,552
Total Liabilities	1,447,052	88,500	1,535,552
Accumulated Deficit	(99,495,455)	(151,361)	(99,646,816)
Total Stockholder’s Equity	5,115,510	(151,361)	4,964,149
Total Liabilities and Stockholders’ Equity	6,562,562	(62,861)	6,499,701

The table below sets for the consolidated statements of income, including the amounts originally reported, corrections, and the restated amounts:

	For the three months ended June 30, 2017
	As Reported	Correction	As Restated
Product revenue	$1,097,295	$(370)	$1,096,925
Product revenue – Related party	100,567	(124,631)	(24,064)
Product Cost of Sales	(264,231)	(26,360)	(290,591)
Gross Income	933,631	(151,361)	782,270
Loss from Operations	(669,301)	(151,361)	(820,662)
Loss Before Income Taxes	(666,647)	(151,361)	(818,008)
Net Loss Attributable to Common Stockholders	(666,647)	(151,361)	(818,008)
Comprehensive Loss	(665,795)	(151,361)	(817,156)
Loss per share	$(0.08)	$(0.01)	$(0.09)

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	For the six months ended June 30, 2017
	As Reported	Correction	As Restated
Product revenue	$1,740,481	$(370)	$1,740,111
Product revenue – Related party	124,631	(124,631)	-
Product Cost of Sales	(522,952)	(26,360)	(549,312)
Gross Income	1,342,160	(151,361)	1,190,799
Loss from Operations	(2,031,454)	(151,361)	(2,182,815)
Loss Before Income Taxes	(2,015,918)	(151,361)	(2,167,279)
Net Loss Attributable to Common Stockholders	(2,015,918)	(151,361)	(2,167,279)
Comprehensive Loss	(2,014,909)	(151,361)	(2,166,270)
Loss per share	$(0.25)	$(0.02)	$(0.27)

The table below sets forth the condensed consolidated statements of shareholders’ equity, including the balances originally reported, corrections and the as restated balances:

	For the six months ended June 30, 2017
	As Reported	Correction	As Restated
Net loss, for the six months ended June 30, 2017	$(2,015,918)	$(151,361)	$(2,167,279)
Accumulated Deficit, as of June 30, 2017	(99,495,455)	(151,361)	(99,646,816)
Total Equity, as of June 30, 2017	5,115,510	(151,361)	4,964,149

The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances:

	For the six months ended June 30, 2017
	As Reported	Correction	As Restated
Net loss	$(2,015,918)	$(151,361)	$(2,167,279)
(Increase)/decrease in trade receivables – related party	(93,109)	125,001	31,892
Increase in inventories	(151,720)	(62,140)	(213,860)
Increase/(decrease) in trade and other payables	(50,222)	88,500	38,278
Net cash used in operating activities	(2,593,231)	-	(2,593,231)

The restatement had no impact on cash flows from investing activities or financing activities.

In addition to the restated condensed consolidated financial statements, the information contained in Notes 3, 6, 7, 10, 13, 15, 16, 17, and 20 has been restated.

Note 3 - Basis of Presentation and Significant Accounting Policies

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

(h)	Trade Receivables, Trade Receivables – Related Party and Allowance for Doubtful Accounts (restated)

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(j)	Concentration of Credit Risk (restated)

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

Three customers accounted for 76% of trade receivables as of June 30, 2017. In order to limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

Note 6 - Trade Receivables – Related Party (restated)

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

Note 7 – Inventories (restated)

Inventories consists of the following categories:

	June 30, 2017	December 31, 2016
	(restated)
Raw Materials	$487,209	$440,316
Sub-Assemblies	974,547	907,989
Finished Goods	810,381	749,488
Reserve for Obsolescence	(43,298)	(61,272)
	$2,229,839	$2,036,521

Obsolete inventory charged to cost of goods during the three and six months ended June 30, 2017 totaled $21,542 and $21,542 and $- and $2,968 was charged for the three and six months ended June 30, 2016.

Note 8 - Property, Plant and Equipment

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

Note 9 - Intangible Assets

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

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2017	$171,108
2018	$171,108
2019	$171,108
2020	$171,108
2021	$171,108

Note 10 - Trade and Other Payables (restated)

Trade and other payables consists of the following:

	June 30, 2017	December 31, 2016
	(restated)
Trade Payables	$821,581	$923,311
Accrued Expenses	620,310	480,302
Deferred Compensation	59,750	59,750
	$1,501,641	$1,463,363

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Trade and other payables – related party are as follows:

	June 30, 2017	December 31, 2016
Trade Payables	$33,911	$182,001
Accrued Expenses	-	52,066
	$33,911	$234,067

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

Note 13 - Loss per share (restated)

The calculation of basic and diluted loss per share at June 30, 2017 and 2016 was based on the net loss of $2,166,270 and $2,517,861. The basic and diluted weighted average number of common shares outstanding as of June 30, 2017 and 2016 was 7,943,168 and 5,426,153.

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

Note 15 - Related Party Transactions (restated)

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

Trade receivables – related party as of June 30, 2017 and December 31, 2016 were $- and $31,892. The amounts due are non-interest bearing, unsecured and generally have a term of 30-180 days (Note 6).

Product revenue – related party for the three months ended June 30, 2017 and 2016 were $(24,064) and $- and total $- and $- for the six months then ended. The revenue was the result of sales to Hainan and its related parties.

Note 16 – Commitments (restated)

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

The Company has agreed to provide PIFA Heparin/PF4 devices, valued at approximately $88,500, at no charge to NovoTek for their use and are to be shipped upon their request. Capitalized during the three months ended June 30, 2017, the Company incurred a charge to product cost of sales of $88,500 in connection with this product obligation and included this amount as an accrued expense in trade and other payables within the Company’s condensed consolidated balance sheets as of June 30, 2017.

Note 17 - Major Customers (restated)

For the three months ended June 30, 2017, two customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 74% of the Company’s revenue. As of June 30, 2017, the amount due from these customers was $701,826 of which $500,000 has an extended term of 180 days. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the six months ended June 30, 2017, three customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 73% of the Company’s revenue. As of June 30, 2017, the amount due from these customers was $768,306 of which $500,000 has an extended term of 180 days. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

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

Note 18 - Major Suppliers

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

Note 19 – Contingencies

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

Note 20 – Segment Information (restated)

The Company is organized and operates as one operating segment. In accordance with FASB ASC 280 “Segment Reporting”, the Chief Operating Officer is the chief operating decision-maker who reviews operating results to make decisions on allocation of resources and assessment of performance for the entire company.

The total revenue by different product lines was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Product Line	2017	2016	2017	2016
	(restated)		(restated)
MicroParticle Catalyzed Biosensor (“MPC”)	$69,848	$44,918	$155,507	$109,702
Particle ImmunoFiltration Assay (“PIFA”)	426,747	879,081	987,668	1,514,256
Other	576,266	32,487	596,936	70,552
Total Revenue	$1,072,861	$956,486	$1,740,111	$1,694,510

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Region	2017	2016	2017	2016
	(restated)		(restated)
United States	$512,257	$452,756	$1,129,482	$1,118,961
People’s Republic of China	478,205	473,853	502,268	506,398
Rest of World	82,399	29,877	108,361	69,151
Total Revenue	$1,072,861	$956,486	$1,740,111	$1,694,510

The Company had long-lived assets totaling $62,954 and $61,081 located in the People’s Republic of China and $1,414,023 and $1,500,086 located in the United States as of June 30, 2017 and December 31, 2016, respectively.

Note 21 - Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q/A and other reports filed by Akers Biosciences, Inc. (“Akers”, “Akers Bio”, “we” or the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Restatement of Previously Issued Financial Statements

As previously disclosed, we determined that certain revenue transactions did not qualify for revenue recognition under generally accepted accounting principles. In the process of this determination, we discovered information that existed at June 30, 2017 which affected the revenue and an obligation. We concluded that the impact of applying corrections for these errors and misstatements on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 is material. As a result, we are restating our condensed consolidated financial statements for the periods impacted. See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1, for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

At June 30, 2017, Akers had cash of $197,175, working capital of $3,307,676, stockholders’ equity of $4,964,149 and an accumulated deficit of $99,646,816. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 12 months. The Company closely monitors its cash balances, cash needs and expense levels.

Summary of Statements of Operations for the Three Months Ended June 30, 2017 and 2016

Revenue

Akers’ revenue for the three months ended June 30, 2017 totaled $1,072,861, a 12% increase from the same period in 2016. The tables below summarize our revenue by product line and geographic region for the three months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Product Lines	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
	(restated)
Particle ImmunoFiltration Assay (“PIFA”)	$426,747	$879,081	(51)%
MicroParticle Catalyzed Biosensor (“MPC”)	69,848	44,918	56%
Other	576,266	32,487	1,674%
Total Revenue	$1,072,861	$956,486	12%

Geographic Region	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
	(restated)
United States	$512,257	$452,756	13%
People’s Republic of China	478,205	473,853	1%
Rest of World	82,399	29,877	176%
Total Revenue	$1,072,861	$956,486	12%

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

MPC revenue increased 56% during the three months ended June 30, 2017 over the same period of 2016. Domestic and International sales of the BreathScan Breath Alcohol tests which accounted for the majority of the improvement.

The Company signed an amendment to the exclusive distribution agreement for the PIFA Heparin/PF4 products with NovoTek Pharmaceuticals Limited (“NovoTek”) to expand their geographic region to include Poland, include other PIFA Heparin/PF4 products and allow NovoTek to assemble the products at its facilities in the PRC or Poland from components acquired from the Company.

Other revenue increased 1,674% during the three months ended June 30, 2017 as compared to the same period of 2016. The significant increase resulted from an initial order for manufacturing components from NovoTek totaling $500,000. NovoTek will utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the PRC or Poland.

The Company’s gross margin improved to 73% (2016: 71%) for the three months ended June 30, 2017. Generally, costs associated with production declined across the board; however, the Company was able to sell a large quantity of raw materials associated with a previously discontinued product that had been removed from inventory and, as such, had no book value.

Cost of sales for the three months ended June 30, 2017 totaled $290,591 (2016: $276,848). Direct cost of sales decreased to 13% of revenue while other cost of sales decreased to 14% for the three months ended June 30, 2017 as compared to 14 % and 15% respectively for the same period in 2016.

Direct cost of sales for the three-month period ended June 30, 2017 were $143,552 (2016: $135,298). Other cost of sales for the three months ended June 30, 2017 were $147,047 (2016: $141,550).

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017, totaled $829,929, which was a 2% increase as compared to $816,244 for the three months ended June 30, 2016.

The table below summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	3 Months Ended June 30, 2017	3 Months Ended June 30, 2016	Percent Change
Personnel Costs	$223,944	$165,021	36%
Professional Service Costs	354,570	227,246	56%
Stock Market & Investor Relations Costs	117,253	116,962	-%
Other General and Administrative Costs	134,162	307,015	(56)%
Total General and Administrative Expense	$829,929	$816,244	2%

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

Summary of Statements of Operations for the Six Months Ended June 30, 2017 and 2016

Revenue

Akers’ revenue for the six months ended June 30, 2017 totaled $1,740,111, a 3% increase from the same period in 2016. The tables below summarize our revenue by product line and by geographic region for the six months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Product Lines	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
	(restated)
Particle ImmunoFiltration Assay (“PIFA”)	$987,668	$1,514,255	(35)%
MicroParticle Catalyzed Biosensor (“MPC”)	155,507	109,703	42%
Other	596,936	70,552	746%
Total Revenue	$1,740,111	$1,694,510	3%

Geographic Region	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
	(restated)
United States	$1,129,482	$1,118,961	1%
People’s Republic of China	502,268	506,398	(1)%
Rest of World	108,361	69,151	57%
Total Revenue	$1,740,111	$1,694,510	3%

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

MPC revenue increased 42% during the six months ended June 30, 2017 over the same period of 2016. Domestic and International sales of the BreathScan Breath Alcohol tests and domestic sales of the BreathScan Lync™ and OxiChek™ products accounted for the majority of the improvement.

The Company signed an amendment to the exclusive distribution agreement for the PIFA Heparin/PF4 products with NovoTek Pharmaceuticals Limited (“NovoTek”) to expand their geographic region to include Poland, include other PIFA Heparin/PF4 products and allow NovoTek to assemble the products at its facilities in the PRC or Poland from components acquired from the Company.

Other revenue increased 746% during the six months ended June 30, 2017 as compared to the same period of 2016. The significant increase resulted from an initial order for manufacturing components from NovoTek totaling $500,000. NovoTek will utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the PRC or Poland.

The Company’s gross margin was 68% (2016: 72%) for the six months ended June 30, 2017. The Company’s use of sub-contractors for assembly and packaging services increased to $119,072 (2016: $10,506) and increases in warehousing costs ($39,770 (2016: $7,662)) were offset by smaller declines in several expense categories. Additionally, the Company was able to sell its stock of raw materials associated with a previously discontinued product that had been removed from inventory and, as such, had no book value.

Cost of sales for the six months ended June 30, 2017 totaled $549,312 (2016: $476,876). Direct cost of sales increased to 14% of revenue while other cost of sales increased to 17% for the six months ended June 30, 2017 as compared to 13% and 15% respectively for the same period in 2016.

Direct cost of sales for the six months ended June 30, 2017 were $249,681 (2016: $216,087). Other cost of sales for the six months ended June 30, 2017 were $299,639 (2016: $260,789).

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

Liquidity and Capital Resources

For the six months ended June 30, 2017 and 2016, the Company generated a net loss of $2,167,279 and $2,517,861, respectively. As of June 30, 2017 and December 31, 2016, the Company has an accumulated deficit of $99,646,816 and $97,479,537 and had cash and marketable securities totaling $1,208,800 and $122,701, respectively.

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

The table below summarizes our cash flows for the six months ended June 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016	Percent Change
	(restated)
Cash at beginning of period	$72,700	$402,059	(82)%
Loss from operations	(2,167,279)	(2,517,861)	(14)%
Adjustments
Non-Cash Activities	216,392	295,513	(27)%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(790,848)	(268,523)	195%
Cash Contributed by Operating Activities	148,504	75,129	98%
Cash Flows from Investing Activities
Cash Consumed by Investing Activities	(2,742,359)	(109,105)	2,414%
Cash Contributed by Investing Activities	1,745,554	2,502,319	(30)%
Cash Flows from Financing Activities
Cash Consumed by Financing Activities	-	-	-%
Cash Contributed by Financing Activities	3,714,511	-	100%
Cash at end of period	$197,175	$379,531	(48)%

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

Our net cash consumed by operating activities totaled $2,593,231 during the six months ended June 30, 2017. Cash was consumed by the loss of $2,167,279 plus non-cash adjustments of $121,381 for depreciation and amortization of non-current assets, $21,542 for the write-off and reserve for obsolete inventory, $15,864 for the fair value of restricted common stock issued for services and $12,367 for share based compensation less $1,001 for accrued interest and dividends on marketable securities. For the six months ended June 30, 2017, decreases in deposits and other receivables of $10,692, trade receivables – related parties of $31,892, prepaid expenses of $20,752, prepaid expenses – related party of $46,890, and an increase in trade and other payables of $38,278 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables of $372,502, inventories of $213,860 and other assets of $4,330 and decreases trade and other payables – related party of $200,156 consumed cash from operating activities.

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

Subsequent to the initial filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017, a special committee of the board of directors of the Company was formed. This special committee engaged independent outside legal counsel who engaged independent outside forensic accountants to assist it with an investigation to gather certain facts relevant to the Company’s financial statements. The Audit Committee subsequently identified misstatements relevant to the Company’s historical revenue recognition, expense accrual and inventory valuation policies and procedures. These misstatements resulted in a material misstatement of the financial statements and required restatement of the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2017 and in the Company’s Forms 10-Q for the quarterly periods ended June 30, 2017 and September 30, 2017. These misstatements, which were not detected timely by management, were the result of inadequate design of controls pertaining to the Company’s review and ongoing monitoring of its revenue recognition, expense accrual and inventory valuation policies. The deficiency represents a material weakness in the Company’s internal control over financial reporting.

As of June 30, 2017 and based upon that evaluation, including the fact that the Company has had to file restatements of its condensed consolidated financial statements, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management is actively engaged in the planning for and implementation of remediation efforts to address the material weakness identified above. The remediation plan includes i) hiring and/or engagement of additional qualified personnel, (ii) the implementation of new controls designed to evaluate the appropriateness of revenue recognition policies and procedures, iii) the implementation of review and monitoring of transactions to ensure compliance with the new policies and procedures, and iv) the training of personnel responsible for revenue and inventory.

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

AKERS BIOSCIENCES, INC.

Date: July 13, 2018	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2018	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	Vice President, Finance and Treasurer (Principal Financial Officer)

