Form 10-Q/A
period 2017-09-30
Akers Biosciences, Inc.
filed 2018-07-13
CIK 1321834

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Akers Biosciences, Inc. (the “Company”) for the quarterly period ended September 30, 2017, as originally filed with the Securities and Exchange Commission on November 14, 2017 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported quarterly period ended September 30, 2017 financial statements related to the Company’s revenue and expense recognition. See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1, for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

The Company is also concurrently filing an amended Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 and 2016 and an amended Annual Report for the years ended December 31, 2017 and 2016 to restate those previously issued financial statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
	(restated)
ASSETS
Current Assets
Cash	$135,133	$72,700
Marketable Securities	10,178	50,001
Trade Receivables, net	1,125,097	601,271
Trade Receivables - Related Parties, net	-	31,892
Deposits and other receivables	21,748	23,782
Inventories, net	2,148,007	2,036,521
Prepaid expenses	99,479	168,277
Prepaid expenses - Related Parties	380,789	202,500

Total Current Assets	3,920,431	3,186,944

Non-Current Assets
Prepaid expenses - Related Party	53,456	270,183
Property, Plant and Equipment, net	242,048	259,392
Intangible Assets, net	1,173,444	1,301,775
Other Assets	76,093	66,813

Total Non-Current Assets	1,545,041	1,898,163

Total Assets	$5,465,472	$5,085,107

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,637,547	$1,463,363
Trade and Other Payables - Related Parties	20,245	234,067
Deferred Revenue	12,500

Total Current Liabilities	1,670,292	1,697,430

Total Liabilities	1,670,292	1,697,430

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common Stock, No par value, 500,000,000 shares authorized, 8,901,245 and 5,452,545 issued and outstanding as of September 30, 2017 and December 31, 2016	104,628,437	100,891,786
Deferred Compensation	(8,788)	(24,572)
Accumulated Deficit	(100,824,469)	(97,479,537)
Accumulated Other Comprehensive Income	-	-

Total Stockholders’ Equity	3,795,180	3,387,677

Total Liabilities and Stockholders’ Equity	$5,465,472	$5,085,107

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
			(restated)
Revenues:
Product Revenue	$638,331	$613,198	$2,378,441	$2,307,328
Product Revenue - Related parties	-	-	-	380
License & Service Revenue	37,500	-	37,500	-
Total Revenues	675,831	613,198	2,415,941	2,307,708
Cost of Sales:
Product Cost of Sales	(323,527)	(236,700)	(872,847)	(713,576)

Gross Income	352,304	376,498	1,543,094	1,594,132

Administrative Expenses	819,565	558,293	2,440,023	2,298,099
Sales and Marketing Expenses	342,763	408,248	1,254,308	1,647,003
Sales and Marketing Expenses - Related Party	34,328	117,949	128,108	117,949
Research and Development Expenses	290,447	247,578	929,730	932,858
Research and Development Expenses - Related Party	-	-	22,994	-
(Reversal of Allowance for) Bad Debt Expenses- Related parties	-	(1,299,609)	-	(1,299,609)
Amortization of Non-Current Assets	42,777	42,777	128,331	128,331

(Loss)/Income from Operations	(1,177,576)	301,262	(3,360,400)	(2,230,499)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	3,195	(3,629)	(6,172)	1,189
Interest and Dividend Income	(3,127)	(5,264)	(9,296)	(23,981)
Other Income	-	-	-	-
Total Other (Income)/Expense	68	(8,893)	(15,468)	(22,792)

(Loss)/Income Before Income Taxes	(1,177,644)	310,155	(3,344,932)	(2,207,707)

Income Tax Benefit	-	-	-	-

Net (Loss)/Income Attributable to Common Stockholders	(1,177,644)	310,155	(3,344,932)	(2,207,707)

Other Comprehensive Income/(Loss)
Net Unrealized Gain/(Loss) on Marketable Securities	(1,009)	(2,837)	-	3,691
Total Other Comprehensive Income/(Loss)	(1,009)	(2,837)	-	3,691

Comprehensive (Loss)/Income	$(1,178,653)	$307,318	$(3,344,932)	$(2,204,016)

Basic income/(loss) per common share	$(0.13)	$0.06	$(0.40)	$(0.41)
Diluted income/(loss) per common share	$(0.13)	$0.06	$(0.40)	$(0.41)

Weighted average basic common shares outstanding	8,892,079	5,434,212	8,268,851	5,428,859
Weighted average diluted common shares outstanding	8,892,079	5,508,545	8,268,851	5,428,859

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholder’s Equity

For the nine months ended September 30, 2017

	Common				Accumulated
	Shares				Other
	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2016 (audited)	5,452,545	$100,891,786	$(24,572)	$(97,479,537)	$-	$3,387,677

Net loss (restated)	-	-	-	(3,344,932)	-	(3,344,932)
Public offering of common stock, net of offering costs of $494,406	1,789,500	1,652,994	-	-	-	1,652,994
Private offering of common stock, net of offering costs of $267,443	1,448,400	1,760,317	-	-	-	1,760,317
Exercise of warrants for common stock	200,800	301,200	-	-	-	301,200
Amortization of deferred compensation	-	-	15,784	-	-	15,784
Issuance of non-qualified stock options to key employees	-	14,502	-	-	-	14,502
Issuance of non-qualified stock options for services to non-employees	-	2,183	-	-	-	2,183
Issuance of restricted stock for services for non-employees	10,000	5,455	-	-	-	5,455

Balance at September 30, 2017 (unaudited) (restated)	8,901,245	$104,628,437	$(8,788)	$(100,824,469)	$-	$3,795,180

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(unaudited)

	2017	2016
	(restated)
Cash flows from operating activities
Net loss	$(3,344,932)	$(2,207,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	(148)	13,380
Depreciation and amortization	182,866	221,946
Allowance for/(reversal of) doubtful accounts	46,239	(1,153,413)
Amortization of deferred compensation	15,784	24,834
Share based compensation to employees - options	14,502	22,828
Share based compensation to non-employees - options	2,183	23,676
Share based compensation to non-employees - restricted stock	5,455	-
Changes in assets and liabilities:
Increase in trade receivables	(570,065)	(275,541)
Decrease in trade receivables - related parties	31,892	-
Decrease in deposits and other receivables	2,034	65,855
Increase in inventories	(111,486)	(60,862)
Decrease in prepaid expenses	68,797	91,706
Decrease in prepaid expenses - related parties	38,438	58,974
Increase in other assets	(9,280)	-
Increase/(decrease) in trade and other payables	174,185	(418,998)
Increase/(decrease) in trade and other payables - related parties	(213,822)	59,673
Increase in deferred revenue	12,500	-
Net cash used in operating activities	(3,654,858)	(3,533,649)

Cash flows from investing activities
Purchases of property, plant and equipment	(37,191)	(88,023)
Purchases of marketable securities	(2,709,148)	(37,360)
Proceeds from sale of marketable securities	2,749,119	3,452,833
Net cash provided by investing activities	2,780	3,327,450

Cash flows from financing activities
Net proceeds from issuance of common stock	3,413,311	-
Net proceeds from exercise of warrants for common stock	301,200	-
Net cash provided by financing activities	3,714,511	-

Net increase/(decrease) in cash	62,433	(206,199)
Cash at beginning of period	72,700	402,059
Cash at end of period	$135,133	$195,860

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of a restricted common stock grant to an officer	$-	$54,725
Net unrealized gains on marketable securities	$-	$3,691
Reclassification of note receivable to inventory	$-	$750,000
Reclassification of note receivable to prepaid expense	$-	$549,609

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

Note 2 – Restatement of Previously Issued Financial Statements

As previously disclosed, the Company determined that certain revenue transactions did not qualify for revenue recognition under generally accepted accounting principles. In the process of this determination, the Company discovered information that existed at June 30, 2017 which affected the revenue and an obligation. The Company concluded that the correction of these errors and misstatements has a material impact on the condensed consolidated financial statements as of and for the nine months ended September 30, 2017. There is no impact on the condensed consolidated financial statements for the three months ended September 30, 2017. As a result, the Company is restating its condensed consolidated financial statements as of and for the nine months ended September 30, 2017. See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the condensed consolidated balance sheets, including the balances originally reported, corrections and the as restated balances:

	As of September 30, 2017
	As Reported	Correction	As Restated
Trade Receivables – Related Party, net	125,001	(125,001)	-
Inventories, net	2,085,867	62,140	2,148,007
Total Current Assets	3,983,292	(62,861)	3,920,431
Total Assets	5,528,333	(62,861)	5,465,472
Trade and Other Payables	1,549,047	88,500	1,637,547
Total Current Liabilities	1,581,792	88,500	1,670,292
Total Liabilities	1,581,792	88,500	1,670,292
Accumulated Deficit	(100,673,108)	(151,361)	(100,824,469)
Total Stockholder’s Equity	3,946,541	(151,361)	3,795,180
Total Liabilities and Stockholders’ Equity	5,528,333	(62,861)	5,465,472

The table below sets for the condensed consolidated statements of income, including the balances originally reported, corrections, and the restated amounts:

	For the nine months ended September 30, 2017
	As Reported	Correction	As Restated
Product revenue	$2,378,811	$(370)	$2,378,441
Product revenue – Related party	124,631	(124,631)	-
Product Cost of Sales	(846,487)	(26,360)	(872,847)
Gross Income	1,694,455	(151,361)	1,543,094
Loss from Operations	(3,209,039)	(151,361)	(3,360,400)
Loss Before Income Taxes	(3,193,571)	(151,361)	(3,344,932)
Net Loss Attributable to Common Stockholders	(3,193,571)	(151,361)	(3,344,932)
Comprehensive Loss	(3,193,571)	(151,361)	(3,344,932)
Loss per share	$(0.39)	$(0.01)	$(0.40)

The table below sets forth the condensed consolidated statements of shareholders' equity, including the balances originally reported, corrections and the as restated balances:

	As Reported	Correction	As Restated
Net loss, for the nine months ended September 30, 2017	$(3,193,571)	$(151,361)	$(3,344,932)
Accumulated Deficit, as of September 30, 2017	(100,673,108)	(151,361)	(100,824,469)
Total Equity, as of September 30, 2017	3,946,541	(151,361)	3,795,180

The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances:

	For the nine months ended September 30, 2017
	As Reported	Correction	As Restated
Net loss	$(3,193,571)	$(151,361)	$(3,344,932)
(Increase)/Decrease in trade receivables – related party	(93,109)	125,001	31,892
Increase in inventories	(49,346)	(62,140)	(111,486)
Decrease in trade and other payables	85,685	88,500	174,185
Net cash used in operating activities	(3,654,858)	-	(3,654,858)

The restatement had no impact on cash flows from investing activities or financing activities.

In addition to the restated condensed consolidated financial statements, the information contained in Notes 3, 6, 7, 10, 15, 16, 17 and 20 has been restated.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

(h) Trade Receivables, Trade Receivables – Related Parties and Allowance for Doubtful Accounts (restated)

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

As of September 30, 2017 and December 31, 2016, the aging of trade receivables and trade receivables – related parties was as follows:

	September 30		December 31
Aging Period	2017	%	2016	%
	(restated)
Current	$907,225	69%	$464,365	28%
01-30 Days	41,746	3%	43,223	3%
31-60 Days	50,000	3%	39,203	2%
61-90 Days	101,093	7%	6,150	0%
>90 Days	217,468	16%	1,090,418	66%
Subtotal	1,317,532	-	1,643,359	-
Bad Debts Allowance	(192,435)	-	(1,010,196)	-
Total	$1,125,097	-	$633,163	-
Average Days in Receivable	224		194

The aging above represents the number of days that the account receivable balance exceeds the credit terms. Included in the current category is accounts receivable of $450,000 and $- as of September 30, 2017 and December 31, 2016 with payment terms extended to 180 days.

(i) Concentration of Credit Risk (restated)

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

Four customers accounted for 76% of trade receivables as of September 30, 2017. To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

(t) Basic and Diluted Earnings per Share of Common Stock (restated)

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

The table below details the classification of the basic and diluted income/(loss) per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
			(restated)
Numerator
Net Income/(Loss)	$(1,177,644)	$310,155	$(3,344,932)	$(2,207,707)

Denominator
Weighted Average Basic Common Shares Outstanding	8,892,079	5,434,212	8,268,851	5,428,859
Add the Dilutive Effect of Stock Options	-	56,000	-	-
Stock Warrants	-	-	-	-
Unvested Restricted Shares	-	18,333	-	-
Weighted Average Basic and Diluted Common Shares Outstanding	8,892,079	5,508,545	8,268,851	5,428,859

Net Income/(Loss) per Share
Basic	$(0.13)	$0.06	$(0.40)	$(0.41)
Diluted	$(0.13)	$0.06	$(0.40)	$(0.41)

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

Note 6 - Trade Receivables – Related Parties (restated)

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

Note 7 - Inventories (restated)

Inventories consists of the following categories:

	September 30, 2017	December 31, 2016
	(restated)
Raw Materials	$473,443	$440,316
Sub-Assemblies	909,998	907,989
Finished Goods	807,973	749,488
Reserve for Obsolescence	(43,407)	(61,272)
	$2,148,007	$2,036,521

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

Note 9 - Intangible Assets

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2017	$171,108
2018	$171,108
2019	$171,108
2020	$171,108
2021	$171,108

Note 10 - Trade and Other Payables (restated)

Trade and other payables consists of the following:

	September 30, 2017	December 31, 2016
	(restated)
Trade Payables	$1,044,056	$923,311
Accrued Expenses	533,741	480,302
Deferred Compensation	59,750	59,750
	$1,637,547	$1,463,363

Trade and other payables – related party are as follows:

	September 30, 2017	December 31, 2017
Trade Payables	$20,245	$182,001
Accrued Expenses	-	52,066
	$20,245	$234,067

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

Note 13 – Earnings/(Loss) per share (restated)

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

Note 14 - Income Tax Expense

There is no income tax benefit for the losses for the three months ended September 30, 2017 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Trade receivables – related parties as of September 30, 2017 and December 31, 2016 were $- and $31,892. The amounts due are non-interest bearing, unsecured and generally have a term of 30-180 days (Note 6).

Product revenue – related parties for the three months ended September 30, 2017 and 2016 were $- and total $- and $380 for the nine months then ended. The revenue was the result of sales to Hainan and its related parties.

Note 16 - Commitments (restated)

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

The Company has agreed to provide PIFA Heparin/PF4 devices, valued at approximately $90,000, at no charge to NovoTek for their use and are to be shipped upon their request. During the three months ended June 30, 2017, the Company incurred a charge to product cost of sales of $88,500 in connection with this product obligation and included this amount as an accrued expense in trade and other payables within the Company’s condensed consolidated balance sheets as of September 30, 2017.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 17 - Major Customers (restated)

For the three months ended September 30, 2017, two customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 65% of the Company’s revenue. As of September 30, 2017, the amount due from these customers was $345,201. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

For the nine months ended September 30, 2017, three customers generated 10% or more of the Company’s revenue. Sales to these customers accounted for 72% of the Company’s revenue. As of September 30, 2017, the amount due from these customers was $854,103 of which $500,000 has an extended term of 180 days. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

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

Note 18 - Major Suppliers

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The total revenue by different product lines was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Product Line	2017	2016	2017	2016
			(restated)
MicroParticle Catalyzed Biosensor (“MPC”)	$104,094	$85,337	$259,601	$195,040
Particle ImmunoFiltration Assay (“PIFA”)	490,058	514,840	1,477,726	2,029,095
Rapid Enzymatic Assay (“REA”)	27,500	-	27,500	-
Other	16,679	13,021	613,614	83,573
Product Revenue Total	$638,331	$613,198	$2,378,441	$2,307,708
License Fees	37,500	-	37,500	-
Total Revenue	$675,831	$613,198	$2,415,941	$2,307,708

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Region	2017	2016	2017	2016
			(restated)
United States	$626,077	$603,006	$1,755,558	$1,721,967
People’s Republic of China	-	383	502,268	506,781
Rest of World	49,754	9,809	158,115	78,960
Total Revenue	$675,831	$613,198	$2,415,941	$2,307,708

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

Restatement of Previously Issued Financial Statements

As previously disclosed, we determined that certain revenue transactions did not qualify for revenue recognition under generally accepted accounting principles. In the process of this determination, we discovered information that existed at June 30, 2017 which affected the revenue and an obligation. We concluded that the correction of these errors and misstatements has a material impact on the condensed consolidated financial statements as of and for the nine months ended September 30, 2017. There is no impact on the condensed consolidated financial statements for the three months ended September 30, 2017. As a result, we are restating our condensed consolidated financial statements as of and for the nine months ended September 30, 2017. See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1, for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

At September 30, 2017, Akers had cash and cash equivalents of $145,311, working capital of $2,250,139, stockholders’ equity of $3,795,180 and an accumulated deficit of $100,824,469. Substantial doubt exists about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The Company has identified three conditions or events that support this determination:

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

Please refer to Note 4, Management Plan, of the Financial Statements for the Company’s plans to address the going concern.

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

Summary of Statements of Operations for the Nine Months Ended September 30, 2017 and 2016:

Revenue

Akers’ revenue for the nine months ended September 30, 2017 totaled $2,415,941, a 5% increase from the same period in 2016. The table below summarizes our revenue by product line and geographic region for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Product Lines	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
	(restated)
Particle ImmunoFiltration Assay (“PIFA”)	$1,477,726	$2,029,095	(27)%
MicroParticle Catalyzed Biosensor (“MPC”)	259,601	195,040	33%
Rapid Enzymatic Assay (“REA”)	27,500	-	100%
Other	613,614	83,573	634%
Total Product Revenue	2,378,441	2,307,708	3%
License & Service Revenue	37,500	-	-%
Total Revenue	$2,415,941	$2,307,708	5%

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

The Company’s MPC breathalyzer technology product sales increased 33% during the nine months ended September 30, 2017 over the same period of 2016. Sales in this category include the BreathScan OxiChek and BreathScan Lync products as well as the traditional BreathScan Breath Alcohol product lines.

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

Other operating revenue increased to $613,614 (2016: $83,573) during the nine months ended September 30, 2017 as compared to the same period of 2016. The product group consists of fees received for shipping and handling and the sale of components. The significant increase resulted from an initial order, as explained above, for manufacturing components from NovoTek totaling $500,000. NovoTek will utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the PRC or Poland.

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

The table below summarizes our revenue by geographic region for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Geographic Region	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
	(restated)
United States	$1,755,558	$1,721,967	2%
People’s Republic of China	502,268	506,781	(1)%
Rest of World	158,115	78,960	100%
Total Revenue	$2,415,941	$2,307,708	5%

Domestic sales represent the most significant portion of the Company’s revenue, contributing 72.7% (2016: 74.6%). The primary sales and marketing efforts are concentrated on expanding the Company’s domestic market share in the rapid clinical diagnostic and health and wellness segments and the recent introduction of the Tri-Cholesterol test has allowed the Company to re-enter the retail market.

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

The Company’s gross margin declined to 64% (2016: 69%) for the nine months ended September 30, 2017. The initial commercial production of the Company’s new Tri-Cholesterol product contributed to the decline in gross margin. One-time costs associated with the transition from Research and Development to Manufacturing as the production plans were implemented and adjusted included engineering, raw material waste as processes were fine-tuned to meet commercial production levels, training of the production staff and increased quality review and testing. The inclusion of several of the Research and Development department’s professional staff as part of the initial production team significantly increased direct labor costs.

Cost of sales for the nine months ended September 30, 2017 totaled $872,847 (2016: $713,576). Direct cost of sales increased to 19% of product revenue while other cost of sales increased to 18% for the nine months ended September 30, 2017 as compared to 14% and 17% respectively for the same period in 2016.

Direct cost of sales for the nine-month period ended September 30, 2017 were $446,549 (2016: $325,922). Other cost of sales for the nine months ended September 30, 2017 were $426,299 (2016: $387,654).

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

Liquidity and Capital Resources

For the nine months ended September 30, 2017 and 2016, the Company generated a net loss attributable to shareholders of $3,344,932 and $2,207,707, respectively. As of September 30, 2017 and December 31, 2016, the Company has an accumulated deficit of $100,824,469 and $94,479,537 and had cash and cash equivalents totaling $145,311 and $72,700, respectively.

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

Please refer to Note 4, Management Plan, of the Financial Statements for the Company’s plans to address the going concern.

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

The table below summarizes our cash flows for the nine months ended September 30, 2017 and 2016 as well as the percentage of change year-over-year:

Description	9 Months Ended September 30, 2017	9 Months Ended September 30, 2016	Percent Change
	(restated)
Cash at beginning of period	$72,700	$402,059	(82)%
Loss from operations	(3,344,932)	(2,207,707)	52%
Adjustments
Non-Operating Gains	-	-	-%
Non-Cash Activities	266,881	(846,749)	(132)%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(904,653)	(754,781)	20%
Cash Contributed by Operating Activities	327,846	275,588	19%
Cash Flows from Investing Activities
Cash Consumed by Investing Activities	(2,746,339)	(125,383)	2,090%
Cash Contributed by Investing Activities	2,749,119	3,452,833	(20)%
Cash Flows from Financing Activities
Cash Consumed by Financing Activities	-	-	-%
Cash Contributed by Financing Activities	3,714,511	-	100%
Cash at end of period	$135,133	$195,860	(31)%

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

Our net cash consumed by operating activities totaled $3,654,858 during the nine months ended September 30, 2017. Cash was consumed by the loss of $3,344,932 plus non-cash adjustments of $182,866 for depreciation and amortization of non-current assets, $46,239 for allowances for doubtful accounts, $15,784 for amortization of deferred compensation, $14,502 for share based compensation, $2,183 for options issued for services and $5,455 for restricted stock issued for services less and $148 for accrued income on marketable securities. For the nine months ended September 30, 2017, decreases in deposits and other receivables of $2,034, prepaid expense of $68,798, prepaid expense – related parties of $38,438 and an increase in trade and other payables of $174,185 and deferred revenue of $12,500 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables of $570,065, trade receivables – related parties of $31,892, inventories of $111,486 and other assets of $9,280 and a decrease in trade and other payables – related party of $213,822 consumed cash from operating activities.

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

As of September 30, 2017 and based upon that evaluation, including the fact the Company has had to file restatements of its condensed consolidated financial statements, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management is actively engaged in the planning for and implementation of remediation efforts to address the material weakness identified above. The remediation plan includes i) hiring and/or engagement of additional qualified personnel, (ii) the implementation of new controls designed to evaluate the appropriateness of revenue recognition policies and procedures, iii) the implementation of review and monitoring of transactions to ensure compliance with the new policies and procedures, and iv) the training of personnel responsible for revenue and inventory.

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

