Form 10-K/A
period 2017-12-31
Akers Biosciences, Inc.
filed 2018-07-13
CIK 1321834

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated By Reference: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A") amends and restates certain items noted below in the Annual Report on Form 10-K of Akers Biosciences, Inc. (the “Company”) for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission on April 3, 2018 (the “Original Filing”). This Form 10-K/A amends the Original Filing to reflect the correction of misstatements in the previously reported fiscal year 2017 financial statements related to the Company’s revenue, certain obligations and the value of certain inventory items. See Note 2 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the misstatements:

●	Part I, Item 1A – Risk Factors

●	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8 - Financial Statements and Supplementary Data

●	Part II, Item 9A - Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing amended Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2017 and September 30, 2017 to restate the previously issued interim financial statements due to the accounting misstatements described above.

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

During the year ended December 31, 2017 sales to Cardinal Health, Novotek, and Fisher Healthcare accounted for a significant part of the Company’s product revenue. This concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

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

We have recorded a net loss attributable to common shareholders in most reporting periods since our inception. Our net loss for the years ended December 31, 2017 and 2016 were $7,366,310 and $3,303,538, respectively. Our accumulated deficit at December 31, 2017 was $104,845,847. The Company’s go-to-market strategy has been developed to guide the Company to profitability in the near term. We believe Akers Biosciences is properly funded and positioned to realize this goal. There are however no guarantees based on unforeseen market conditions or other factors that could compromise the Company’s projected outcomes.

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

As of December 31, 2017, three customers accounted for 72% of our trade receivables as compared to the fiscal year ended December 31, 2016 where 15% of trade receivables are attributed to these customers. In the case of insolvency by one of our significant customers, a trade receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

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

The Company does not control the efforts of its distributors and its distributors are not prohibited from selling competing products. Our ability to sell our products depends largely on the Company’s relationships with such distributors. Accordingly, we are subject to the risk that they may not commit the financial and other resources to market and sell our products to our level of expectation, they may experience financial hardship or they may otherwise terminate our relationship on short notice. In the U.S. clinical laboratory marketplace, many of our existing and potential customers purchase our products through our two national distributors, Cardinal Health and Fisher Health. Our sales account executives work in tandem with the distributor’s sales representatives to gain access to decision makers within the majority of U.S. medical facilities. In addition, the Company relies on its distribution network to negotiate pricing arrangements and contracts with Group Purchasing Organizations and their affiliated hospitals and other members. For the years ended December 31, 2017 and 2016, 67% and 87%, respectively of total product revenue from the sale of the Company’s Heparin/PF4 Assay products was generated through our U.S. distributors’ purchases, with Cardinal Health and Fisher accounting for 85% and 63% of such sales for each year ended December 31, 2017 and 2016. In the future, if we are unable to maintain existing relationships and/or grow to be recognized as a prominent medical device supplier within these organizations, and/or develop new relationships with additional U.S. and international distributors, our competitive position would likely suffer and our business would be harmed.

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

Restatement of Previously Issued Financial Statements

As previously disclosed, we determined that certain revenue transactions did not qualify for revenue recognition under generally accepted accounting principles. In the process of this determination, we discovered information that existed at December 31, 2017 which affected the revenue, certain obligations and the value of certain inventory items reported in the year ended December 31, 2017. We concluded that the impact of applying corrections for these errors and misstatements on the consolidated financial statements as of and for the year ended December 31, 2017 is material. As a result, we are restating our consolidated financial statements as of and for the year ended December 31, 2017. See Note 2 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

At December 31, 2017, Akers had cash of $438,432, working capital of $5,990,862, shareholders’ equity of $7,552,853 and an accumulated deficit of $104,845,847. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next twelve months.

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

Revenue

The Company’s total revenue for the year ended December 31, 2017 was $3,354,712 a 13% increase compared to the same period in 2016. The table below presents a summary of our sales by product line:

	Year Ended	Year Ended	Percent
Product Line	December 31, 2017	December 31, 2016	Change
	(restated)
Particle ImmunoFiltration Assay (“PIFA”)	$2,232,684	$2,577,148	(13)%
MicroParticle Catalyzed Biosensor (“MPC”)	381,228	282,516	35%
Rapid Enzymatic Assay (“REA”)	133,848	-	-%
Other	556,952	97,498	471%
Product Revenue Total	$3,304,712	$2,957,162	12%
License & Service Fees	50,000	3,750	1,233%
Total Revenue	$3,354,712	$2,960,912	13%

Product revenue increased by 12% to $3,304,712 (2016: $2,957,162) during the year ended December 31, 2017. The Company’s PIFA Heparin/PF4 Rapid Assay products generated the majority of the product revenue but the growth was driven primarily by sales of BreathScan Alcohol Breathalyzers, BreathScan OxiChek™ and the Company’s re-introduced Tri-Cholesterol products. License and service fees increased to $50,000 (2016: $3,750), the result a fee from a potential customer for the Company’s BreathScan OxiChek™ products in exchange for the use of equipment, access to product documentation and data, technical support and to restrict the Company from actively pursuing another commercial partner in a specific market segment.

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

The Company’s MPC product sales increased by 35% to $381,228 (2016: $282,516) during the year ended December 31, 2017. New distributors for the Company’s BreathScan Alcohol Breathalyzer products in Australia, New Zealand and Sri Lanka and the Company’s new BreathScan Lync™ and BreathScan OxiChek™ products contributed to the increase for the year ended December 31, 2017.

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

Revenue from other product lines increased by 471% to $556,952 (2016: $97,498) for the year ended December 31, 2017. The product group consists of fees received for shipping and handling and the sale of components. The significant increase resulted from an initial order, as explained above, for manufacturing components from NovoTek totaling $500,000.

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

The table below summarizes our revenue by geographic region for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

Geographic Region	Year Ended December 31, 2017	Year Ended December 31, 2016	Percent Change
	(restated)
United States	$2,679,549	$2,330,723	15%
People’s Republic of China	502,131	502,998	-%
Rest of World	173,032	127,191	36%
Total Revenue	$3,354,712	$2,960,912	13%

Domestic sales represent the most significant portion of the Company’s revenue, contributing 80% (2016: 79%). The primary sales and marketing efforts are concentrated on expanding the Company’s domestic market share in the rapid clinical diagnostic and health and wellness segments and the recent introduction of the Tri-Cholesterol test has allowed the Company to re-enter the retail market.

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

Cost of sales for the year ended December 31, 2017 totaled $2,406,132 (2016: $1,083,087). Direct cost of sales increased to 19% (2016: 15%) and indirect cost of sales increased to 54% (2016: 21%) of product revenue for year ended December 31, 2017. Overall, cost of sales, as a percentage of product revenue, increased to 73% for the years ended December 31, 2017 and 2016.

Direct costs of sales for the year ended December 31, 2017 were $612,828 (2016: $448,240). Other cost of sales for the year ended December 31, 2017 were $1,793,304 (2016: $634,848).

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

Indirect costs were significantly affected by management’s decision to establish a reserve for obsolescence of $1,182,400 for breathalyzer materials produced for the French market during 2013 and 2014 and most of the materials re-acquired as part of the ChubeWorkx settlement agreement in August 2016. The Company has determined that the market for this configuration of the BreathScan Breathalyzer is limited and that existing inventory levels are excessive given the products expiry and projected run rate.

The Company’s gross margin was 28% (2016: 63%) for the year ended December 31, 2017.

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

A reduction in general consulting services ($39,503 (2016: $71,844)) was offset by an increase in engineering and product design fees ($78,779 (2016: $41,962)) for the year ended December 31, 2017 resulting in a 9% increase in professional service fees.

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

Other Income and Expense

Other income decreased 51% to $12,412 (2016: $25,097) and other expenses totaled $764,932 (2016: $-) for the year ended December 31, 2017. The table below summarizes our other income and expenses for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2017	December 31, 2016	Change
Currency Translation Gain	$(1,659)	$(3,398)	(51)%
Investment (Gain)/Loss	(3,375)	85	4,071%
Interest and Dividends	(7,378)	(21,784)	(66)%
Warrant Modification Expenses	764,932	-	-%
Total Other (Income) and Expense	$752,520	$(25,097)	(3,098)%

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

The Company modified the exercise price for 724,200 warrants issued March 30, 2017 from $1.96 to $1.00 per common share and issued an additional 724,200 warrants to the original holders at an exercise price of $1.26 per common share to raise additional capital. The Company incurred warrant modification expenses of $764,932, which includes the increase in the fair value of the warrants of $93,386 for the reduction in exercise price from $1.96 to $1.00 and the fair value of the new warrants of $671,546 in accordance with FASB ASC 718-20-35.

Income Taxes

As of December 31, 2017 and 2016, the Company had Federal net operating loss carry forwards of approximately $69,001,000 and $60,100,000, respectively, expiring through the year ending December 31, 2036. As of December 31, 2017 and 2016, the Company had New Jersey state net operating loss carry forwards of approximately $18,168,000 and $9,400,000, respectively, expiring the year ending December 31, 2023.

The principal components of deferred tax assets and valuation allowance as of December 31, 2017 and December 31, 2016 are as follows:

Tax Rates & Benefits

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2017 and December 31, 2016 are as follows.

	Years Ended December 31,
	2017	2016
	(restated)
Statutory U.S. Federal Income Tax Rate	(35.0%)	(35.0%)
New Jersey State income taxes, net of U.S.
Federal tax effect	(6.0%)	(6.0%)
Tax rate change	122.0%	0.0%
Change in Valuation Allowance	(81.0)%	41.0%
Net	0.0%	0.0%

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the U.S. statutory corporate tax rate to 21% for tax years beginning in 2018. This change resulted in a re-measurement of the federal portion of the Company’s deferred tax assets and the valuation allowance as of December 31, 2017 from 35% to the new 21% tax rate.

Deferred Tax Assets

The principle components of the deferred tax assets and related valuation allowances as of December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
	(restated)
Reserves and other	$718,000	$865,000
Net operating loss carry-forwards	$15,762,000	$21,618,000
Valuation Allowance	$(16,480,000)	$(22,483,000)
Net	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $16,480,000 and $22,483,000. The change in the total valuation for the years ended December 31, 2017 and 2016 were a decrease of $6,003,000 and an increase of $751,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Liquidity and Capital Resources

For the years ended December 31, 2017 and 2016, the Company generated a net loss attributable to shareholders of $7,366,310 and $3,303,538, respectively. As of December 31, 2017 and 2016, the Company has an accumulated deficit of $104,845,847 and $97,479,537 and had cash and cash equivalents totaling $438,432 and $72,700, respectively The Company had marketable securities of $5,011,607 and $50,001 available as of December 31, 2017 and 2016.

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

Operating Activities

The Company’s net cash consumed by operating activities in the year ended December 31, 2017 totaled $5,080,412, which was a 22% increase as compared to $4,173,148 for the year ended December 31, 2016. The table below summarizes our net cash consumed for the years ended December 31, 2017 and 2016 as well as the percentage of change year-over-year:

	Year Ended	Year Ended	Percent
Description	December 31, 2017	December 31, 2016	Change
	(restated)
Loss from Operations	$(7,366,310)	$(3,303,538)	123%
Adjustments
Non-Cash Activities	2,977,645	(738,868)	(343)%
Cash Used in Operating Activities
Cash Consumed by Operating Activities	(1,136,539)	(531,220)	91%
Cash Contributed by Operating Activities	444,792	400,478	276%
Net Cash Used in Operating Activities	$(5,080,412)	$(4,173,148)	(22)%

Net cash consumed by operating activities totaled $5,080,412 during the year ended December 31, 2017. Cash was consumed by the loss of $7,366,310 and $1,412 for accrued income on marketable securities offset by non-cash adjustment of $249,894 for depreciation, amortization of non-current assets, $1,208,522 for a reserve for obsolete inventory, $450,000 reserve for doubtful accounts, $21,103 for amortization of deferred compensation and $284,606 for non-cash share based compensation and services. For the year ended December 31, 2017, decreases in deposits and other receivables of $7,192, prepaid expense of $22,789, prepaid expense – related parties of $101,066, decrease in trade receivables – related parties of $31,892, and an increase in trade and other payables of $281,853 provided cash, primarily related to routine changes in operating activities. A net increase in inventory of $119,613, trade receivables of $813,400, and other assets of $9,280 and a decrease in trade and other payables – related party of $194,246 consumed cash from operating activities.

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

Revenue Recognition:

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. In cases where the right of return is granted and the Company does not have historical experience to reasonably estimate the sales returns, the revenue is recognized when the return privilege has substantially expired.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2017. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified were not initially deemed material to our reporting disclosures.

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

Management is actively engaged in the planning for and implementation of remediation efforts to address the material weakness identified above. The remediation plan includes i) hiring and/or engagement of additional qualified personnel, (ii) the implementation of new controls designed to evaluate the appropriateness of revenue recognition, inventory valuation, and expense recognition policies and procedures, iii) the implementation of review and monitoring of transactions to ensure compliance with the new policies and procedures, and iv) the training of personnel responsible for revenue and inventory.

Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, it may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

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

Management is actively engaged in the planning for and implementation of remediation efforts to address the material weakness identified above. The remediation plan includes i) hiring and/or engagement of additional qualified personnel, (ii) the implementation of new controls designed to evaluate the appropriateness of revenue recognition, inventory valuation, and expense recognition policies and procedures, iii) the implementation of review and monitoring of transactions to ensure compliance with the new policies and procedures, and iv) the training of personnel responsible for revenue and inventory.

Management believes the measures described above and others that may be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve internal control over financial reporting, it may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

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

(c) Changes in Internal Control over Financial Reporting

Other than the weaknesses as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Bill J. White, Mr. Richard C. Tar box and Mr. Christopher C. Schreiber are qualified as independent and that none of them have any material relationship with us that might interfere with his or her exercise of independent judgment.

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

Name	Position	Date

/s/ John J. Gormally	Chief Executive Officer and Director	July 13, 2018
John J. Gormally	(Principal Executive Officer)

/s/ Gary M. Rauch	Vice President, Finance & Treasurer	July 13, 2018
Gary M. Rauch	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher C. Schreiber	Director	July 13, 2018
Christopher C. Schreiber

/s/ Bill J. White	Director	July 13, 2018
Bill J. White

/s/ Richard C. Tarbox III	Director	July 13, 2018
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

Restatement of 2017 consolidated financial statements

As discussed in Note 2 to the consolidated financial statements, the accompanying December 31, 2017 consolidated financial statements have been restated to correct misstatements.

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

Blue Bell, Pennsylvania

April 2, 2018, (except for the effects of the restatement described in Note 2, to which the date is July 13, 2018)

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
	(restated)
ASSETS
Current Assets
Cash	$438,432	$72,700
Marketable Securities	5,011,607	50,001
Trade Receivables, net	964,671	601,271
Trade Receivables - Related Party, net	-	31,892
Deposits and other receivables	16,590	23,782
Inventories, net	947,612	2,036,521
Prepaid expenses	145,488	168,277
Prepaid expenses - Related Party	251,499	202,500

Total Current Assets	7,775,899	3,186,944

Non-Current Assets
Prepaid expenses - Related Party	120,118	270,183
Property, Plant and Equipment, net	235,113	259,392
Intangible Assets, net	1,130,667	1,301,775
Other Assets	76,093	66,813

Total Non-Current Assets	1,561,991	1,898,163

Total Assets	$9,337,890	$5,085,107

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,745,216	$1,463,363
Trade and Other Payables - Related Party	39,821	234,067

Total Current Liabilities	1,785,037	1,697,430

Total Liabilities	1,785,037	1,697,430

SHAREHOLDERS ’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, 1,755 and 0 shares issued and outstanding as of December 31, 2017 and 2016	1,755,000	-
Common Stock, No par value, 500,000,000 shares authorized, 44,220,552 and 5,452,545 issued and outstanding as of December 31, 2017 and 2016	110,647,169	100,891,786
Deferred Compensation	(3,469)	(24,572)
Accumulated Deficit	(104,845,847)	(97,479,537)
Accumulated Other Comprehensive Income	-	-

Total Shareholders’ Equity	7,552,853	3,387,677

Total Liabilities and Shareholders’ Equity	$9,337,890	$5,085,107

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2017 and 2016

	Year ended
	December 31,
	2017	2016
	(restated)
Revenues :
Product Revenue	$3,304,712	$2,956,782
Product Revenue - Related party	-	380
License & Service Revenue	50,000	3,750
Total Revenues	3,354,712	2,960,912
Cost of Sales:
Product Cost of Sales	(2,406,132)	(1,083,087)

Gross Income	948,580	1,877,825

Administrative Expenses	4,082,313	3,008,811
Sales and Marketing Expenses	1,846,445	1,983,428
Sales and Marketing Expenses - Related Party	202,126	153,854
Research and Development Expenses	1,237,384	1,188,868
Research and Development Expenses - Related Party	22,994	-
Reversal of Allowance - Related parties	-	(1,299,609)
Amortization of Non-Current Assets	171,108	171,108

Loss from Operations	(6,613,790)	(3,328,635)

Other (Income)/Expenses
Foreign Currency Transaction Gain	(1,659)	(3,398)
Interest and Dividend Income	(10,753)	(21,699)
Warrant Modification Expense	764,932	-
Total Other (Income)/Expense	752,520	(25,097)

Loss Before Income Taxes	(7,366,310)	(3,303,538)

Income Tax Benefit	-	-

Net Loss Attributable to Common Shareholders	(7,366,310)	(3,303,538)

Other Comprehensive Income
Net Unrealized Gain on Marketable Securities	-	6,231
Total Other Comprehensive Income	-	6,231

Comprehensive Loss	$(7,366,310)	$(3,297,307)

Basic and Diluted loss per common share	$(0.78)	$(0.61)

Weighted average basic and diluted common shares outstanding	9,494,977	5,430,205

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholder’s Equity

For the years ended December 31, 2017 and 2016

	Preferred Shares		Common Shares				Accumulated Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2015	-	$-	5,425,045	$100,785,408	$-	$(94,175,999)	$(6,231)	$6,603,178

Net loss	-	-	-	-	-	(3,303,538)	-	(3,303,538)
Issuance of restricted common stock to officers	-	-	27,500	54,725	(54,725)	-	-	-
Amortization of deferred compensation	-	-	-	-	30,153	-	-	30,153
Issuance of non-qualified stock options to key employees	-	-	-	27,977	-	-	-	27,977
Issuance of non-qualified stock options for services from non-employees	-	-	-	23,676	-	-	-	23,676
Net unrealized gain on marketable securities	-	-	-	-	-	-	6,231	6,231

Balance at December 31, 2016	-	$-	5,452,545	$100,891,786	$(24,572)	$(97,479,537)	$-	$3,387,677

Net loss (restated)	-	-	-	-	-	(7,366,310)	-	(7,366,310)
Share register adjustment	-	-	(1)	-	-	-	-	-
Public offering of common stock, net of offering costs of $494,406	-	-	1,789,500	1,652,994	-	-	-	1,652,994
Private offering of common stock, net of offering costs of $267,443	-	-	1,448,400	1,760,317	-	-	-	1,760,317
Public offering of common and preferred stock, net of offering costs of $834,414	3,675	3,675,000	21,500,000	2,390,586	-	-	-	6,065,586
Warrant Modification				764,932				764,932
Exercise of warrants for common stock	-	-	925,000	981,948	-	-	-	981,948
Conversion of preferred stock to common stock	(1,920)	(1,920,000)	12,800,001	1,920,000
Amortization of deferred compensation	-	-	-	-	21,103	-	-	21,103
Issuance of stock grants to officers			186,277	163,924				163,924
Issuance of stock grants to key employees			108,830	95,770				95,770
Issuance of non-qualified stock options to key employees	-	-	-	17,274	-	-	-	17,274
Issuance of non-qualified stock options for services to non-employees	-	-	-	2,183	-	-	-	2,183
Issuance of restricted stock for services for non-employees	-	-	10,000	5,455	-	-	-	5,455

Balance at December 31, 2017(restated)	1,755	$1,755,000	44,220,552	$110,647,169	$(3,469)	$(104,845,847)	$-	$7,552,853

The accompanying notes are an integral part of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	2017	2016
	(restated)
Cash flows from operating activities
Net loss	$(7,366,310)	$(3,303,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	(1,412)	14,244
Depreciation and amortization	249,894	286,162
Reserve and write-off for obsolete inventory	1,208,522	32,333
Allowance for /(Reversal) of doubtful accounts	450,000	(1,153,413)
Expenses related to modification of warrants	764,932	-
Amortization of deferred compensation	21,103	30,153
Share based compensation to employees - options	17,274	27,977
Share based compensation to employees - restricted stock	95,770	-
Share based compensation to officers - restricted stock	163,924	-
Share based compensation to non-employees - options	2,183	23,676
Share based compensation to non-employees - restricted stock	5,455	-
Changes in assets and liabilities:
Increase in trade receivables	(813,400)	(138,272)
Increase/(Decrease) in trade receivables - related party	31,892	(380)
Decrease in deposits and other receivables	7,192	71,795
Increase in inventories	(119,613)	(187,200)
Decrease in prepaid expenses	22,789	17,689
Decrease in prepaid expenses - related party	101,066	76,927
Increase in other assets	(9,280)	-
Increase/(decrease) in trade and other payables	281,853	(205,368)
Increase/(decrease) in trade and other payables - related party	(194,246)	234,067
Net cash used in operating activities	(5,080,412)	(4,173,148)

Cash flows from investing activities
Purchases of property, plant and equipment	(54,507)	(123,301)
Purchases of marketable securities	(7,709,341)	(35,944)
Proceeds from sale of marketable securities	2,749,147	4,003,034
Net cash provided by/(used in) investing activities	(5,014,701)	3,843,789

Cash flows from financing activities
Net proceeds from issuance of common stock	5,803,897	-
Proceeds from issuance of preferred stock	3,675,000	-
Net proceeds from exercise of warrants for common stock	981,948	-
Net cash provided by financing activities	10,460,845	-

Net increase/(decrease) in cash	365,732	(329,359)
Cash at beginning of year	72,700	402,059
Cash at end of year	$438,432	$72,700

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of restricted common stock grants to officers	$-	$54,725
Net unrealized gains on marketable securities	$-	$6,231
Settlement of note receivable in the form of inventory	$-	$750,000
Settlement of note receivable in the form of prepaid expense	$-	$549,609

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

Note 2 – Restatement of Previously Issued Financial Statements

As previously disclosed, the Company determined that certain revenue transactions did not qualify for revenue recognition under generally accepted accounting principles. In the process of this determination, the Company discovered information that existed at December 31, 2017 which affected the revenue, certain obligations and the value of certain inventory items reported in the year ended December 31, 2017. The Company concluded that the impact of applying corrections for these errors and misstatements on the consolidated financial statements as of and for the year ended December 31, 2017 is material. As a result, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2017. See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the consolidated balance sheets, including the balances originally reported, corrections and the as restated balances:

	As of December 31, 2017
	As Reported	Correction	As Restated
Trade Receivables, net	$1,490,985	$(526,314)	$964,671
Trade Receivables – Related Party, net	125,001	(125,001)	-
Inventories, net	1,845,281	(897,669)	947,612
Total Current Assets	9,324,883	(1,548,984)	7,775,899
Total Assets	10,886,874	(1,548,984)	9,337,890
Trade and Other Payables	1,733,216	12,000	1,745,216
Total Current Liabilities	1,773,037	12,000	1,785,037
Total Liabilities	1,773,037	12,000	1,785,037
Accumulated Deficit	(103,284,863)	(1,560,984)	(104,845,847)
Total Stockholder’s Equity	9,113,837	(1,560,984)	7,552,853
Total Liabilities and Stockholders’ Equity	10,886,874	(1,548,984)	9,337,890

The table below sets for the consolidated statements of income, including the balances originally reported, corrections, and the restated amounts:

	For the year ended December 31, 2017
	As Reported	Correction	As Restated
Product revenue	$3,754,896	$(450,184)	$3,304,712
Product revenue – Related party	124,631	(124,631)	-
Product Cost of Sales	(1,419,963)	(986,169)	(2,406,132)
Gross Income	2,509,564	(1,560,984)	948,580
Loss from Operations	(5,052,806)	(1,560,984)	(6,613,790)
Loss Before Income Taxes	(5,805,326)	(1,560,984)	(7,366,310)
Net Loss Attributable to Common Stockholders	(5,805,326)	(1,560,984)	(7,366,310)
Comprehensive Loss	(5,805,326)	(1,560,984)	(7,366,310)
Loss per Share	(0.61)	(0.17)	(0.78)

The table below sets forth the consolidated statements of shareholders' equity, including the balances originally reported, corrections and the as restated balances:

	As Reported	Correction	As Restated
Net loss, for the year ended December 31, 2017	$(5,805,326)	$(1,560,984)	$(7,366,310)
Accumulated Deficit, as of December 21, 2017	(103,284,863)	(1,560,984)	(104,845,847)
Total Equity, as of December 31, 2017	9,113,837	(1,560,984)	7,552,853

The table below sets forth the consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances:

	For the year ended December 31, 2017
	As Reported	Correction	As Restated
Net loss	$(5,805,326)	$(1,560,984)	$(7,366,310)
Reserve and write-off for absolute inventory	26,122	1,182,400	1,208,522
Increase in trade receivables	(1,339,714)	526,314	(813,400)
(Increase)/decrease in trade receivables – related party	(93,109)	125,001	31,892
Increase/(decrease) in inventories	165,118	(284,731)	(119,613)
Increase/(decrease) in trade and other payables	269,853	12,000	281,853
Net cash used in operating activities	5,080,412	-	5,080,412

The restatement had no impact on cash flows from investing activities or financing activities.

In addition to the restated consolidated financial statements, the information contained in Notes 4, 7, 9, 12, 15, 16, 17, 18, 19, and 22 has been restated.

Note 3 - Basis of Presentation

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

Note 4 - Significant Accounting Policies (restated)

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, the aging of trade receivables and trade receivables – related party was as follows:

	December 31,
Aging Period	2017	%	2016	%
	(restated)
Current (Notes 6 & 16)	1,181,335	76%	464,365	28%
01-30 Days	79,535	5%	43,223	3%
31-60 Days	20,154	1%	39,203	2%
61-90 Days	25,100	2%	6,150	0%
>90 Days	254,743	16%	1,090,418	67%
Subtotal	1,560,867		1,643,359
Bad Debts Allowance	(596,196)		(1,010,196)
Total	$964,671		$633,163
Average Days in Receivable	169.83		202.58

The aging above represents the number of days that the account receivable balance exceeds the credit terms. Included in the current category is accounts receivable of $470,000 and $- as of December 31, 2017 and December 31, 2016 with payment terms extended to 180 days.

(e)	Concentration of Credit Risk (restated)

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

Concentration of credit risk with respect to trade receivables exists as approximately 73% of the Company’s product revenue is generated by three customers. These customers accounted for 72% of trade receivables as of December 31, 2017. To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

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

(k)	Revenue Recognition (restated)

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. The accrual for estimated sales returns was $- as of December 31, 2017 and 2016. In cases where the right of return is granted and the Company does not have historical experience to reasonably estimate the sales returns, the revenue is recognized when the return privilege has substantially expired.

The Company implemented a standard dealer cost model during the year ended December 31, 2016 which includes a provision for rebates to the distributors under limited circumstances. The Company established an accrual of $126,471 and $41,120, which is a reduction of revenue as of December 31, 2017 and 2016. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized $296,164 and $471,949 during the years ended December 31, 2017 and 2016 for rebates, which is included as a reduction of product revenue in the Consolidated Statement of Operations and Comprehensive Loss.

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

(m)	Shipping and Handling Fees and Costs (restated)

The Company charges actual shipping plus a handling fee to customers, which amounted to $59,985 and $54,928 for the years ended December 31, 2017 and 2016. These fees are classified as part of product revenue in the Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $136,145 and $138,662 for the years ended December 31, 2017 and 2016.

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

Note 5 – Management Plan

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

Note 6 - Fair Value Measurement - Marketable Securities

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

Note 7 - Trade Receivables – Related Party (restated)

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

Note 8 - Note Receivable – Related Parties

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

For the year ended December 31, 2017 and 2016, the Company has invoiced $21,600 and $- for the BreathScan® Alcohol Detector inventory that was recovered as part of the Settlement.

Note 9 – Inventories (restated)

Inventories consists of the following categories:

	December 31,
	2017	2016
	(restated)
Raw Materials	$458,441	$440,316
Sub-Assemblies	886,274	907,989
Finished Goods	815,505	749,488
Reserve for Obsolescence	(1,212,608)	(61,272)
	$947,612	$2,036,521

The Company has been actively marketing, on a global basis, the BreathScan Breath Alcohol products that were produced for and/or acquired as part of the ChubeWorkx settlement agreement in August 2016. Unfortunately, the Company has not been successful in securing buyers in sufficient volumes.

An extensive analysis of the market opportunity has been performed and it was determined that the on-hand quantity of this group of products exceeded the expected near term demand for the product prior to its expiration. As such, the Company’s management elected to establish a reserve of $1,182,400 for the year ended December 31, 2017.

Obsolete inventory charged to cost of goods during the years ended December 31, 2017 and 2016 totaled $1,208,522 and $32,333.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 - Property, Plant and Equipment

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

Note 11- Intangible Assets

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Period	Amount
2018	$171,108
2019	171,108
2020	171,108
2021	171,108
2022	171,108

Note 12 - Trade and Other Payables (restated)

Trade and other payables consists of the following:

	December 31,
	2017	2016
	(restated)
Trade Payables	$948,951	$923,311
Accrued Expenses	736,515	480,302
Deferred Compensation	59,750	59,750
	$1,745,216	$1,463,363

Trade and other payables – related party are as follows:

	December 31,
	2017	2016
Trade Payables	$39,821	$182,001
Accrued Expenses	-	52,066
	$39,821	$234,067

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

Note 15 - Loss per share (restated)

The calculation of basic and diluted loss per share at December 31, 2017 and 2016 was based on the loss attributable to common shareholders of $7,366,310 and $3,303,538. The basic and diluted weighted average number of common shares outstanding for 2017 and 2016 was 9,494,977 and 5,430,205.

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

Note 16 - Income Tax Expense (restated)

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The Company’s income tax (benefit)/provision is as follows:

	Years Ended December 31,
	2017	2016
	(restated)
Current	$-	$-
Deferred	(6,003,000)	$(751,000)
Change in Valuation Allowance	6,003,000	$751,000
Income Tax Benefit	$-	$-

 AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
	(restated)
Statutory U.S. Federal Income Tax Rate	(35.0%)	(35.0%)
New Jersey State income taxes, net of U.S.
Federal tax effect	(6.0%)	(6.0%)
Tax rate change	122.0%	0.0%
Change in Valuation Allowance	(81.0)%	41.0%
Net	0.0%	0.0%

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the U.S. statutory corporate tax rate to 21% for tax years beginning in 2018. This change resulted in a re-measurement of the federal portion of the Company’s deferred tax assets and the valuation allowance as of December 31, 2017 from 35% to the new 21% tax rate.

As of December 31, 2017 and 2016, the Company had Federal net operating loss carry forwards of approximately $69,001,000 and $60,100,000, expiring through the year ending December 31, 2037. As of December 31, 2017 and 2016, the Company had New Jersey state net operating loss carry forwards of approximately $18,168,000 and $9,400,000, expiring through the year ending December 31, 2024.

The principle components of the deferred tax assets and related valuation allowances as of December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
	(restated)
Reserves and other	$718,000	$865,000
Net operating loss carry-forwards	15,762,000	21,618,000
Valuation Allowance	(16,480,000)	(22,483,000)
Net	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $16,480,000 and $22,483,000. The change in the total valuation for the years ended December 31, 2017 and 2016 were a decrease of $6,003,000 and an increase of $751,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Note 17 - Related Party Transactions (restated)

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

Under the terms of the Settlement Agreement, the Company will recover the full outstanding principal amount in the current fiscal year in the form of $750,000 of BreathScan® Alcohol Detector inventory – which the Company intends to subsequently sell – and the balance of $549,609 as prepaid royalty. Akers’ established an allowance for this doubtful note in the Company’s financial statements for the year ended December 31, 2015. As a result of the Settlement Agreement, the Company reversed the allowance for doubtful note in the amount of $1,299,609 which was included in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016. As of December 31, 2017, the Company evaluated the net realizable value of this inventory and recorded a reserve of $690,190, which is included in cost of goods sold in the Consolidated Statement of Operations, and Comprehensive Loss for the year ended in December 31, 2017.

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

Trade receivables – related party as of December 31, 2017 and 2016 were $- and $31,892. The amounts due are non-interest bearing, unsecured and generally have a term of 30-180 days (Note 6).

Product revenue – related party for the years ended December 31, 2017 and 2016 were $- and $380. The revenue was the result of sales to Hainan and its related party.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Commitments (restated)

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has agreed to provide PIFA Heparin/PF4 devices, valued at approximately $88,500, at no charge to NovoTek for their use and are to be shipped upon their request. During the year ended December 31, 2017, the Company incurred a charge to product cost of sales of $88,500 in connection with this product obligation and included this amount as an accrued expense in trade and other payables within the Company’s consolidated balance sheets as of December 31, 2017.

As of December 31, 2017, the Company had not shipped any goods related to the program.

Note 19 - Major Customers (restated)

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

Note 20 - Major Suppliers

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

Note 22 – Segment Information (restated)

The Company is organized and operates as one operating segment. In accordance with FASB ASC 280 “Segment Reporting”, the Chief Operating Officer is the chief operating decision-maker who reviews operating results to make decisions on allocation of resources and assessment of performance for the entire company.

The total revenue by different product lines was as follows:

	Years ended
	December 31,
Product Line	2017	2016
	(restated)
MicroParticle Catalyzed Biosensor (“MPC”)	$381,228	$282,516
Particle ImmunoFiltration Assay (“PIFA”)	2,232,684	2,577,148
Rapid Enzymatic Assay ("REA")	133,848	-
Other	556,952	97,498
Product Revenue Total	$3,304,712	$2,957,162
License Fees	50,000	3,750
Total Revenue	$3,354,712	$2,960,912

The total revenue by geographic area determined based on the location of the customers was as follows:

	Years ended
	December 31,
Geographic Region	2017	2016
	(restated)
United States	$2,679,549	$2,330,723
People's Republic of China	502,131	502,998
Rest of World	173,032	127,191
Total Revenue	$3,354,712	$2,960,912

The Company had long-lived assets totaling $59,830 and $61,081 located in the People’s Republic of China and $1,305,950 and $1,500,086 located in the United States as of December 31, 2017 and 2016, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23 - Subsequent Events

1,755 shares of the Series B Convertible Preferred Stock converted to 11,700,002 shares of common stock during the period of January 2, 2018 through January 11, 2018.

During the period January 17, 2018 through March 30, 2018, the Company received $5,717,345 from the exercise of 30,492,070 warrants.

