Form 10-Q
period 2018-06-30
Akers Biosciences, Inc.
filed 2018-08-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 13, 2018, there were 94,106,292 shares outstanding of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	As of
	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$275,963	$438,432
Marketable Securities	7,977,575	5,011,607
Trade Receivables, net	412,623	964,671
Deposits and other receivables	30,288	16,590
Deposits and other receivables - Related Party	30,243	-
Inventories, net	1,014,549	947,612
Prepaid expenses	693,632	145,488
Prepaid expenses - Related Party	136,751	251,499
Total Current Assets	10,571,624	7,775,899

Non-Current Assets
Prepaid expenses - Related Party	208,398	120,118
Property, Plant and Equipment, net	245,462	235,113
Intangible Assets, net	1,045,113	1,130,667
Restricted Cash	500,000	-
Other Assets	76,093	76,093

Total Non-Current Assets	2,075,066	1,561,991

Total Assets	$12,646,690	$9,337,890

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,835,180	$1,745,216
Trade and Other Payables - Related Party	16,701	39,821
Total Current Liabilities	1,851,881	1,785,037

Total Liabilities	1,851,881	1,785,037

SHAREHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, 0 and 1,755 shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	1,755,000
Common Stock, No par value, 500,000,000 shares authorized, 94,106,292 and 44,220,552 issued and outstanding as of June 30, 2018 and December 31, 2017	119,580,543	110,647,169
Deferred Compensation	-	(3,469)
Comprehensive Loss	(12,443)	-
Accumulated Deficit	(108,773,291)	(104,845,847)

Total Shareholders’ Equity	10,794,809	7,552,853

Total Liabilities and Shareholders’ Equity	$12,646,690	$9,337,890

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2018 and 2017

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product Revenue	$526,601	$1,096,925	$829,076	$1,740,111
Product Revenue - Related party	-	(24,064)	-	-
Total Revenues	526,601	1,072,861	829,076	1,740,111
Cost of Sales:
Product Cost of Sales	(302,826)	(290,591)	(600,326)	(549,312)

Gross Income	223,775	782,270	228,750	1,190,799

Administrative Expenses	1,565,602	829,929	2,481,134	1,620,457
Sales and Marketing Expenses	442,387	354,889	910,849	911,545
Sales and Marketing Expenses - Related Party	27,082	61,502	58,771	93,781
Research and Development Expenses	253,371	290,841	644,752	639,283
Research and Development Expenses – Related Party	5,753	22,994	54,342	22,994
Amortization of Non-Current Assets	42,777	42,777	85,554	85,554

Loss from Operations	(2,113,197)	(820,662)	(4,006,652)	(2,182,815)

Other (Income)/Expenses
Foreign Currency Transaction (Gain)/Loss	3,029	978	5,905	(9,367)
Interest and Dividend Income	(48,773)	(3,632)	(85,113)	(6,169)
Total Other Income	(45,744)	(2,654)	(79,208)	(15,536)

Loss Before Income Taxes	(2,067,453)	(818,008)	(3,927,444)	(2,167,279)

Income Tax Benefit	-	-	-	-

Net Loss Attributable to Common Shareholders	(2,067,453)	(818,008)	(3,927,444)	(2,167,279)

Other Comprehensive Income/(Loss)
Net Unrealized Gain/(Loss) on Marketable Securities	4,401	852	(12,443)	1,009
Total Other Comprehensive Income/(Loss)	4,401	852	(12,443)	1,009

Comprehensive Loss	$(2,063,052)	$(817,156)	$(3,939,887)	$(2,166,270)

Basic and Diluted loss per common share	$(0.02)	$(0.09)	$(0.05)	$(0.27)

Weighted average basic and diluted common shares outstanding	93,254,241	8,882,326	82,348,494	7,943,168

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholder’s Equity

For the six months ended June 30, 2018 and 2017

	Preferred		Common				Accumulated
	Shares		Shares				Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Loss	Equity

Balance at December 31, 2017 (audited)	1,755	$1,755,000	44,220,552	$110,647,169	$(3,469)	$(104,845,847)	$-	$7,552,853

Net loss	-	-	-	-	-	(3,927,444)	-	(3,927,444)
Exercise of warrants for common stock	-	-	38,160,738	7,155,200	-	-	-	7,155,200
Conversion of preferred stock to common stock	(1,755)	(1,755,000)	11,700,002	1,755,000	-	-	-	-
Amortization of deferred compensation	-	-	-	-	3,469	-	-	3,469
Issuance of restricted stock to key employees	-	-	25,000	5,175	-	-	-	5,175
Issuance of non-qualified stock options to key employees	-	-	-	5,454	-	-	-	5,454
Issuance of restricted stock for services for non-employees	-	-	-	12,545	-	-	-	12,545
Net unrealized loss on marketable securities	-	-	-	-	-	-	(12,443)	(12,443)

Balance at June 30, 2018 (unaudited)	-	$-	94,106,292	$119,580,543	$-	$(108,773,291)	$(12,443)	$10,794,809

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(3,927,444)	$(2,167,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	(16,332)	(1,001)
Depreciation and amortization	112,903	121,381
Reserve and write-off for obsolete inventory	32,283	21,542
Reserve for doubtful accounts	97,000	46,239
Amortization of deferred compensation	3,469	15,864
Share based compensation to employees – options	5,454	10,184
Share based compensation to employees - restricted stock	5,175	-
Share based compensation to non-employees – options	-	2,183
Share based compensation to non-employees - restricted stock	12,545	-
Changes in assets and liabilities:
(Increase)/decrease in trade receivables	455,048	(372,502)
Decrease in trade receivables - related party	-	31,892
(Increase)/decrease in deposits and other receivables	(13,698)	10,692
Increase in deposit and other receivables - related party	(30,243)	-
Increase in inventories	(99,220)	(213,860)
(Increase)/decrease in prepaid expenses	(548,144)	20,752
Decrease in prepaid expenses - related party	26,468	46,890
Increase in other assets	-	(4,330)
Increase in trade and other payables	89,964	38,278
Decrease in trade and other payables - related party	(23,120)	(200,156)
Net cash used in operating activities	(3,817,892)	(2,593,231)

Cash flows from investing activities
Purchases of property, plant and equipment	(37,698)	(37,191)
Purchases of marketable securities	(5,268,754)	(2,705,168)
Proceeds from sale of marketable securities	2,306,675	1,745,554
Net cash used in investing activities	(2,999,777)	(996,805)

Cash flows from financing activities
Net proceeds from issuance of common stock	-	3,413,311
Net proceeds from exercise of warrants for common stock	7,155,200	301,200
Net cash provided by financing activities	7,155,200	3,714,511

Net increase in cash and restricted cash	337,531	124,475
Cash and restricted cash at beginning of period	438,432	72,700
Cash and restricted cash at end of period	$775,963	$197,175

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized gains/(losses) on marketable securities	$(12,443)	$1,009
Issuance of a restricted common stock grant for services	$-	$5,455
Conversion of Series B Preferred Stock to common shares	$1,755,000	$-

See accompanying notes to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

Akers Biosciences, Inc. (“Akers”), is a New Jersey corporation. These condensed consolidated financial statements include two wholly owned subsidiaries, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

Note 2 - Significant Accounting Policies

(a)	Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2017 and 2016 included in the Company’s 2017 Form 10-K/
A, Amendment No. 1, as filed on July 13, 2018. In the opinion of the management, these condensed consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2018 and its results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

(b)	Use of Estimates and Judgments

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. Information about significant areas of estimation, uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amounts recognized in the financial statements is included in the following notes for revenue recognition, allowances for doubtful accounts, inventory write-downs, impairment of intangible assets and valuation of share-based payments.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

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

(f)	Restricted Cash

At June 30, 2018, restricted cash included in non-current assets on the Company’s condensed consolidated balance sheet was $500,000 representing cash in trust for the purpose of funding legal fees for certain threatened litigation.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2018 and December 31, 2017.

U.S. Agency Securities and Corporate and Municipal Securities: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2018	$-	$7,977,575	$-

Marketable securities at December 31, 2017	$-	$5,011,607	$-

Marketable securities include U.S. agency securities, corporate securities, and municipal securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains and losses relating to the available for sale investment securities were recorded in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as comprehensive income. These amounts were a decrease of $4,401 and an increase of $12,443 in unrealized losses for the three and six months ended June 30, 2018. These amounts were an increase of $852 and $1,009 in unrealized gains for the three and six months ended June 30, 2017.

Proceeds from the sale of marketable securities in the three and six months ended June 30, 2018 were $2,004,580 and $2,306,675. Proceeds from the sale of marketable securities in the three and six months ended June 30, 2017 were $650,336 and $1,745,554. Gross gains and losses, resulting from these sales, amounted to a loss of $4,401 and a gain of $605 for the three months ended June 30, 2018 and 2017 and a loss of $4,401 and $1,656 for the six months ended June 30, 2018 and 2017.

(h)	Trade Receivables, Trade Receivables – Related Party and Allowance for Doubtful Accounts

The carrying amounts of current trade receivables is stated at cost, net of allowance for doubtful accounts and approximate their fair value given their short-term nature.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

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

As of June 30, 2018 and December 31, 2017, allowances for doubtful accounts for trade receivables were $693,196 and $596,196. Bad debt expenses for trade receivables were $125,500 and $5,380 for the three months ended June 30, 2018 and 2017, respectively, and $125,500 and $47,741 for the six months ended June 30, 2018 and 2017, respectively.

(i)	Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with four banks.

Major Customers

For the three months ended June 30, 2018, three customers generated 33%, 27% and 12%, or 72% in the aggregate, of the Company’s revenue. For the six months ended June 30, 2018, two customers generated 49% and 17%, or 66% in the aggregate, of the Company’s revenue. As of June 30, 2018, the amount due from these customers was $291,220. This concentration makes the Company vulnerable to a near-term severe impact should these relationships be terminated.

For the three months ended June 30, 2017, two customers generated 47% and 27%, or 74% in the aggregate, of the Company’s revenue. For the six months ended June 30, 2017, three customers generated 31%, 29% and 13%, or 73% in the aggregate, of the Company’s revenue.

Three customers accounted for 41%, 13%, and 13% or 67%, in the aggregate, of gross trade receivables, before accounting for allowance for doubtful accounts, as of June 30, 2018. To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition. As of June 30, 2018, the Company had $457,881, $146,195 and $142,293 in trade receivables, respectively, from these customers.

Major Suppliers

For the three months ended June 30, 2018, two suppliers accounted for 13% and 11%, or 24% in the aggregate, of the Company’s purchases. For the six months ended June 30, 2018, no supplier accounted for 10% or more of the Company’s purchases.

For the three months ended June 30, 2017, two suppliers accounted for 15% and 13%, or 28% in the aggregate, of the Company’s purchases. For the six months ended June 30, 2017, one supplier accounted for 14% of the Company’s purchases.

Two vendors accounted for 29% and 12%, or 41%, in the aggregate, of trade payables as of June 30, 2018. As of June 30, 2018, the Company had $298,634 and $121,327 in trade payables, respectively, from these vendors.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(j)	Property, Plant and Equipment

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

Depreciation expense totaled $13,675 and $17,885 for the three months ended June 30, 2018 and 2017, respectively, and $27,350 and $35,827 for the six months ended June 30, 2018 and 2017, respectively.

(k)	Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of income.

Intangible assets as of June 30, 2018 and December 31, 2017 were $1,045,113 and $1,130,667, respectively. Intangible assets at June 30, 2018 consisted of patents, trademarks and customer lists of $3,897,635 net of accumulated amortization and impairment of $2,852,522.

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. Amortization expense was $42,777 for the three months ended June 30, 2018 and 2017 and $85,553 for the six months ended June 30, 2018 and 2017.

The following is an annual schedule of approximate future amortization of the Company’s intangible assets:

Period	Amount
2018 (six months)	$85,554
2019	171,108
2020	149,298
2021	147,315
2022	147,315
2023	147,315

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(l)	Revenue Recognition

In accordance with FASB ASC 605, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) the collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales when title passes to the customer based on shipping terms. The Company typically does not accept returns nor offer charge backs or rebates except for certain distributors. Revenue recorded is net of any discount, rebate or sales return. The accrual for estimated sales returns was $- as of June 30, 2018 and December 31, 2017. In cases where the right of return is granted, and the Company does not have historical experience to reasonably estimate the sales returns, the revenue is recognized when the return privilege has substantially expired.

The Company may provide for rebates to the distributors under limited circumstances. The Company established an accrual of $54,228 and $126,471 as of June 30, 2018 and December 31, 2017. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized $6,350 and $67,855 during the three months ended June 30, 2018 and 2017, respectively, for rebates and $43,894 and $170,678 during the six months ended June 30, 2018 and 2017, respectively, which is included as a reduction of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

License fee revenue is recognized on a straight-line basis over the term of the license agreement.

When the Company enters into arrangements that contain more than one deliverable, the Company allocates revenue to the separate elements under the arrangement based on their relative selling prices in accordance with FASB ASC 605-25.

(m)	Income Taxes

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

There was no income tax expense for the three and six months ended June 30, 2018 and 2017. There is no income tax benefit for the losses for the three and six months ended June 30, 2018 and 2017 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the six months ended June 30, 2018 and 2017. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in New Jersey and California as its “major” tax jurisdictions, and such returns for the years 2014 through 2017 remain subject to examination.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. As December 31, 2017, the Company had made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year form the enactment date. SAB 118 was codified by the FASB as part of ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. As of June 30, 2018, we have not made any additional measurement period adjustments. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. Based on the new tax law that lowers corporate tax rates, on December 31, 2017, the Company revalued its deferred tax assets.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(n)	Shipping and Handling Fees and Costs

The Company charges actual shipping plus a handling fee to customers, which amounted to $18,739 and $12,016 for the three months ended June 30, 2018 and 2017, respectively, and $32,380 and $30,436 for the six months ended June 30, 2018 and 2017, respectively. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials consumed are classified as part of the cost of sales, which amounted to $37,993 and $31,393 for the three months ended June 30, 2018 and 2017, respectively, and $64,937 and $47,569 for the six months ended June 30, 2018 and 2017, respectively.

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

The calculation of basic and diluted loss per share for the three months ended June 30, 2018 and 2017 was based on the loss attributable to common shareholders of $2,067,453 and $818,008, respectively, and $3,927,444 and $2,167,279 for the six months ended June 30, 2018 and 2017, respectively. The basic and diluted weighted average number of common shares outstanding for the three months ended June 30, 2018 and 2017 was 93,254,241 and 8,882,326, respectively, and 82,348,494 and 7,943,168 for the six months ended June 30, 2018 and 2017, respectively.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended June 30,
	2018	2017
Incentive and Award Stock Options	202,000	259,000
Unvested Restricted Shares of Common Stock	-	9,166
Warrants	11,329,833	1,490,570
Total potentially dilutive shares	11,531,833	1,758,736

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(p)	Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

As the Company is an emerging growth company, it has elected to adopt recently issued accounting pronouncements based on effective dates applicable to other than public business entities.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments in this Update require that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this as of January 1, 2018.

Recently Issued Accounting Pronouncements Not Adopted

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2018 and for entities other than public business entities, and to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period for public business entities. Early application is permitted as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. The Company is currently evaluating the effect of the amendments, but it does not anticipate a material impact of its financial statements. The Company expects to use the modified retrospective adoption method and will adopt this Update as of January 1, 2019.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the impact of adopting this pronouncement.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Certain items of the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The Company is currently evaluating the effects the adoption of ASU 2018-09 will have on the consolidated financial statements.

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

By way of a letter dated May 22, 2018, the Listing Qualifications Department of the NASDAQ advised the Company that it did not comply with NASDAQ Listing Rule 5250(c)(1) for continued listing because NASDAQ has not received the Company’s Quarterly Report. NASDAQ has informed the Company that the Company is required to submit a plan to regain compliance with NASDAQ’s filing requirements for continued listing within 60 calendar days of the date of the Notice. NASDAQ has informed the Company that it is in Compliance with NASDAQ Listing Rule 5250(c)(1) on July 12, 2018.

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

Note 3 – Key Recent Events and Management Plans, continued

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

On or about June 15, 2018, certain parties brought certain class action lawsuits against the Company. See Note 10 - Contingencies for details.

Historically, the Company has relied upon public offerings and private placements of Common Stock to raise operating capital. During the year ended December 31, 2017, the Company raised $9,478,897, net of expenses, in public and private offerings and an additional $981,948, net of expenses, from the exercise of warrants. During the six months ended June 30, 2018, the Company raised an additional $7,155,200 from the exercise of warrants (Note 7). As of August 2, 2018, the Company had cash and marketable securities of approximately $7.5 million and working capital of approximately $8.4 million. The Company is not yet able to determine the impact of the key events during June and July of 2018 may have on the Company’s ability to raise capital, nor the impact that these matters might have on its business operations.

The Company believes that its current working capital position will be sufficient to meet its obligations as they fall due within one year after these financial statements are issued.

Note 4 - Inventories

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

Inventories consist of the following:

	June 30, 2018	December 31, 2017

Raw Materials	$544,637	$458,441
Sub-Assemblies	937,222	886,274
Finished Goods	745,298	815,505
Reserve for Obsolescence	(1,212,608)	(1,212,608)
	$1,014,549	$947,612

Obsolete inventory charged to cost of goods during the three months ended June 30, 2018 and 2017 totaled $7,823 and $21,542, respectively, and $32,283 and $21,542 during the six months ended June 30, 2018 and 2017, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 5 - Trade and Other Payables

Trade and other payables consist of the following:

	June 30, 2018	December 31, 2017

Trade Payables	$1,024,413	$948,951
Accrued Expenses	751,017	736,515
Deferred Compensation	59,750	59,750
	$1,835,180	$1,745,216

Trade and other payables – related party are as follows:

	June 30, 2018	December 31, 2017
Trade Payables	$16,701	$39,821
	$16,701	$39,821

Note 6 - Share-based Payments

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

On January 9, 2015, the Board of Directors of the Company approved, upon recommendation from the Compensation Committee of the Board, by unanimous written consent the Amended and Restated 2013 Incentive Stock and Award Plan (the “Amended Plan”), which increases the number of authorized shares of Common Stock subject to the Plan to 800,000 shares (Note 3)

On September 30, 2016, the Board of Directors increased the number of authorized shares of Common Stock subject to the Amended Plan to 830,000 shares. As of June 30, 2018, grants of restricted stock and options to purchase 202,000 shares of Common Stock have been issued, pursuant to the Amended Plan, and are unvested or unexercised and 60,292 shares of Common Stock remain available for grants under the Amended Plan.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments, continued

On August 7, 2017, the Shareholders approved and the Company adopted the 2017 Equity Incentive Plan (the “Plan”) which will provide for the issuance of up to 1,350,000 shares. The purpose of the Plan is to provide additional incentive to those officers, employees, consultants and non-employee directors of the Company and its parents, subsidiaries and affiliates whose contributions are essential to the growth and success of the Company’s business. As of June 30, 2018, grants totaling 320,107 shares of restricted Common Stock have been issued pursuant to the Plan and 1,029,893 shares of Common Stock remain available for grants under the Plan.

The Plan is administered by the Board or a Board-appointed committee. Eligible recipients of option awards are employees, officers, consultants or directors (including non-employee directors) of the Company or of any parent, subsidiary or affiliate of the Company. The Board has the authority to grant to any eligible recipient any options, restricted stock or other awards valued in whole or in part by reference to, or otherwise based on, the Company’s Common Stock.

The Company did not issue any options or warrants under the above plan during the six months ended June 30, 2018.

Stock Options

The following table summarizes the option activities for the six months ended June 30, 2018:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number	Average	Grant	Contractual	Aggregate
	of	Exercise	Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2017	255,000	$4.25	$2.56	2.02	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(53,000)	-	2.69	1.30	-
Canceled/Expired	-	-	-	-	-
Balance at June 30, 2018	202,000	$4.27	$2.53	1.59	$-
Exercisable as of June 30, 2018	197,334	$4.30	$2.53	1.55	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.387 for the Company’s common shares on June 30, 2018.

The numbers of non-vested employee stock options as of June 30, 2018 remained the same as that as of the year ended December 31, 2017 with 4,666 units and a weighted-average grant date fair value of $2.36.

Unrecognized compensation cost related to non-vested employee stock options totaled $1,477 as of June 30, 2018. The cost is to be recognized over a weighted average period of 0.13 years.

During the three months ended June 30, 2018 and 2017, the Company incurred stock option expenses totaling $2,742 and $7,275, respectively, and $5,454 and $12,367 during the six months ended June 30, 2018 and 2017, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments, continued

Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2018:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2017	49,490,571	$0.22	4.95	$-
Granted	-	-	-
Exercised	(38,160,738)	0.19	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at June 30, 2018	11,329,833	$0.35	4.40	$-
Exercisable as of June 30, 2018	11,329,833	$0.35	4.40	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.387 for the Company’s common shares on June 30, 2018. All warrants were vested on date of grant.

Note 7 – Equity

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

On April 11, 2017, the Company issued 10,000 restricted shares to a consultant for services to be rendered during the year ending December 31, 2017. These shares vested on the date of the grant. The fair value of these shares was $18,000 and was based on the share price on the date of the grant. During the year ended December 31, 2017, $5,455 was recognized as stock-based compensation expense. The remaining $12,545 fair value of restricted shares issued was recognized during the three months ended March 31, 2018 as sales and marketing expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

On January 16, 2018, the Board of Directors issued 25,000 restricted shares of Common Stock to a key employee of the Company as part of the Plan. The fair value of the shares was $5,175 and was based on the closing share price of $0.2070 per share. The share grants vested immediately. The Company recorded the expense as sales and marketing expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2018.

During the six months ended June 30, 2018, 1,755 shares of the Company’s Series B Preferred Stock, no par value, were converted into 11,700,002 shares of Common Stock.

During the six months ended June 30, 2018, warrant holders from the December 21, 2017 public offering exercised 38,160,738 warrants with an exercise price of $0.1875 per common share, raising net proceeds of $7,155,200.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8 - Related Party Transactions

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

In addition to addressing the promissory note described above, the Settlement Agreement also allows the Company to market and sell all of the Company’s breath technology tests worldwide, unencumbered by any past/future claims by ChubeWorkx under the Licensing Agreement (entered into with ChubeWorkx in 2012 and subsequently amended in 2013). Under the terms of the Settlement Agreement, ChubeWorkx no longer holds any rights pertaining to Akers’ BreathScan® technology, which serves as the basis for several commercialized products including BreathScan® Alcohol Detector and BreathScan OxiChek™; and a number of products in development.

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expenses of $27,082 and $61,502 for the three months ended June 30, 2018 and 2017, respectively, and $58,771 and $93,781 for the six months ended June 30, 2018 and 2017, respectively, which are included in sales and marketing expenses – related party on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8 - Related Party Transactions, continued

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

During the three months ended June 30, 2018 and 2017, the Company recognized sales of $20,265 and $-, respectively, for the BreathScan Breath Alcohol products acquired from the Settlement and $20,265 and $- during the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the Company owed ChubeWorkx Guernsey Limited, previously a major shareholder, royalties of $13,541 which is included in trade and other payables – related party on the condensed consolidated financial statements.

The Company began purchasing manufacturing molds, plastic components and the assembled BreathScan Lync™ device through Hainan and its related party during the year ended December 31, 2016. The Company purchased a total of $522 and $- during the three months ended June 30, 2018 and 2017, respectively, and $4,636 and $16,774 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company owed Hainan and its related party $3,160 which is included in trade and other payables – related party on the Condensed Consolidated Balance Sheet.

As of June 30, 2018, the Company owed Hainan $670. Senior management at Hainan are actively involved in Shenzhen Savy-Akers Biosciences (“Shenzhen”) which is therefore being included as a related party. The Company owed Shenzhen $2,490 as of June 30, 2018.

On January 31, 2018, the Company engaged Medical Horizons, Inc. (“Medical Horizons”), a company owned and operated by the spouse of a member of the Company’s leadership team, to provide engineering and design services. The Company recorded $5,753 and $54,342 during the three and six months ended June 30, 2018, respectively, related to the engagement of Medical Horizons which is included in research and development – related party on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Product revenue – related party for the three months ended June 30, 2018 and 2017 were $- and credit of $24,064, respectively, and $- for each of the six months ended June 30, 2018 and 2017, respectively. The credit of $24,064 was the result of an adjustment to sales to Hainan and its related party.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9 – Commitments

The Company leases its facility in West Deptford, New Jersey under an operating lease (“Thorofare Lease”) with annual rentals of $132,000 plus common area maintenance (CAM) charges. The lease, which took effect on January 1, 2008, reduced the CAM charges allowing the Company to reach their own agreements with utilities and other maintenance providers. On January 7, 2013, the Company extended its lease agreement for a term of 7 years, expiring December 31, 2019. Rent expense for the Thorofare Lease, including related CAM charges for the three months ended June 30, 2018 and 2017 totaled $40,928 and $40,440, respectively, and $83,144 and $80,927 for the six months ended June 30, 2018 and 2017, respectively.

The Company entered into a 24-month lease for a satellite office located in Ramsey, New Jersey (“Ramsey Lease”) with annual rents of $25,980 plus common area maintenance (CAM) charges. The lease took effect on June 1, 2017 and runs through May 31, 2019. Rent expenses for the Ramsey Lease, including related CAM charges totaled $6,495 and $2,165 for the three months ended June 30, 2018 and 2017, respectively, and $12,990 and $2,165 for the six months ended June 30, 2018 and 2017, respectively. The Company posted a security deposit of $4,330 which is included in other assets on the Condensed Consolidated Balance Sheet.

The Company entered into a 29-month lease for warehouse space located in Pitman, New Jersey (“Pitman Lease”) with annual rents of $39,650. The lease took effect on August 1, 2017 and runs through December 31, 2019. Rent expenses for the Pitman Lease totaled $9,913 and $- for the three months ended June 30, 2018 and 2017, respectively, and $19,825 and $- for the six months ended June 30, 2018 and 2017, respectively. A security deposit of $4,950 is included in other assets on the Condensed Consolidated Balance Sheet.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The Company entered into a 36-month contract with Oracle Corporation for the NetSuite accounting platform in March 2018 at an annual cost of $64,938. Implementation of the platform began in April with a go-live target of January 1, 2019.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9 – Commitments, continued

The schedule of lease commitments is as follows:

	Thorofare	Ramsey	Pitman	Equipment	Oracle
	Lease	Lease	Lease	Lease	NetSuite	Total
Next 12 Months	$132,000	$23,815	$39,650	$6,156	$64,938	$266,559
Next 13-24 Months	66,000	-	19,824	2,052	64,938	152,814
Next 25-36 Months	-	-	-	-	43,292	43,292

Note 10 – Contingencies

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

The Company filed a Motion for Summary Judgment on January 24, 2018. On June 21, 2018, the Court ruled in favor of the Company on some issues and determined that other issues warranted a trial. As part of its ruling on the Motion for Summary Judgment, the Court held “While it seems likely that Plaintiff did suffer some amount of damages, Plaintiff has so far failed to provide a sufficient evidentiary foundation from which the trier of fact could reasonably calculate the value of its injury.”  The Court stated that it was “reasonably certain that Plaintiff suffered some damage” and found that Pulse Health “may be entitled to nominal damages.”  The Court further determined that equitable relief, such as an injunction, “may be warranted.” Following such rulings, the Company discovered certain deficiencies in its discovery responses and is taking the appropriate steps to supplement the record and correct these deficiencies. In addition, the Court has ordered a settlement conference in front of a U.S. magistrate to be held on August 31, 2018. Trial has been set for November 13, 2018 in Portland, Oregon.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10 – Contingencies, continued

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

Other class action lawsuits have been threatened against the Company and may be filed shortly. Although there are currently two separate actions pending, we anticipate that the two actions will be consolidated into one action.

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

The Company intends to establish a rigorous defense of all claims. The Company is unable to assess the potential outcome, so no accrual for losses was made as of June 30, 2018. All legal fees were expensed as and when incurred.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11 – Revenue Information

Revenue by product lines was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Product Line	2018	2017	2018	2017

MicroParticle Catalyzed Biosensor (“MPC”)	$106,680	$69,848	$125,630	$155,507
Particle ImmunoFiltration Assay (“PIFA”)	356,082	426,747	616,066	987,668
Rapid Enzymatic Assay (“REA”)	45,100	-	55,000	-
Other	18,739	576,266	32,380	596,936
Total Revenue	$526,601	$1,072,861	$829,076	$1,740,111

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Geographic Region	2018	2017	2018	2017
United States	$462,383	$512,257	$757,116	$1,129,482
People’s Republic of China	-	478,205	-	502,268
Rest of World	64,218	82,399	71,960	108,361
Total Revenue	$526,601	$1,072,861	$829,076	$1,740,111

The Company had long-lived assets totaling $66,847 and $59,830 located in the People’s Republic of China and $1,223,728 and $1,305,950 located in the United States as of June 30, 2018 and December 31, 2017, respectively.

Note 12 - Subsequent Events

On July 26, 2018, the Company implemented a reduction in workforce plan which resulted in the elimination of six staff positions in four operating departments.

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

We believe the use of rapid tests, which can be performed at the point-of-care when and where the patient is being consulted, can result in immediate diagnostic decisions and subsequent treatment regimens and is an important development in the practice of medicine. Point-of-care testing addresses today’s challenges in the healthcare industry, such as:

●	cost pressures/efficiency of healthcare delivery;

●	need for affordable mass screening tests for key infectious diseases and metabolic markers; and

●	need for easy to use, accurate at-home tests for individuals to monitor their personal health and wellness

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

By way of a letter dated May 22, 2018, the Listing Qualifications Department of the NASDAQ advised the Company that it did not comply with NASDAQ Listing Rule 5250(c)(1) for continued listing because NASDAQ has not received the Company’s Quarterly Report. NASDAQ has informed the Company that the Company is required to submit a plan to regain compliance with NASDAQ’s filing requirements for continued listing within 60 calendar days of the date of the Notice. NASDAQ has informed the Company that it is in Compliance with NASDAQ Listing Rule 5250(c)(1) on July 12, 2018.

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

Other class action lawsuits have been threatened against the Company and may be filed shortly. Although there are currently two separate actions pending, we anticipate that the two actions will be consolidated into one action.

The Company maintains D&O liability insurance coverage, insuring both the Company and the Directors and Officers for covered defense and indemnification, and has noticed these matters thereunder.

As of June 30, 2018, the Company has in large part relied on equity financing to fund its operations, raising $30,717,381, net of expenses, in various public and private offering on the NASDAQ Capital Market and through the exercise of warrants associated with the offerings. The Company has experienced recurring losses and negative cash flows from operations. Management’s strategic plans include the following:

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

At June 30, 2018, Akers had cash (including restricted cash of $500,000) of $775,963, working capital of $8,719,743, shareholders’ equity of $10,794,809 and an accumulated deficit of $108,773,291. The Company believes that its current working capital position will be sufficient to meet its estimated cash needs for at least the next 12 months. The Company closely monitors its cash balances, cash needs and expense levels. The Company is not yet able to determine the impact of the key events during June and July of 2018, as discussed above, on the Company’s ability to raise capital, nor the impact that these matters might have on its business operations.

Summary of Statements of Operations for the Three Months Ended June 30, 2018 and 2017

Revenue

Akers’ revenue for the three months ended June 30, 2018 totaled $526,601, a 51% decrease from the same period in 2017. The table below summarizes our revenue by product line for the three months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent
Product Lines	2018	2017	Change

Particle ImmunoFiltration Assay (“PIFA”)	$356,082	$426,747	(17)%
MicroParticle Catalyzed Biosensor (“MPC”)	106,680	69,848	53%
Rapid Enzymatic Assay (“REA”)	45,100	-	0%
Other	18,739	576,266	(97)%
Total Revenue	$526,601	$1,072,861	(51)%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products decreased 17% to $356,082 (2017: $426,747) during the three months ended June 30, 2018, over the same period of 2017. The Company is taking steps to improve its market presence including the use of specialized Independent Sales Representatives (“ISRs”) and through a program to educate the marketplace through the preparation and publication of additional clinical studies and physician seminars on the risks associated with heparin induced thrombocytopenia.

During the three months ended June 30, 2018, we experienced lower yields in the process of extracting antigen from the platelets used to produce our PIFA Heparin product. At these yield levels, our production of this product was under target levels, resulting in backorders. Our engineers and representatives from our supplier have been working together to adjust our processes in order to restore the yield to appropriate levels, the results of which are not yet determined.

Furthermore, we are evaluating and testing a resolution that may involve one or more alternative antigen suppliers and processes that may provide a path to restoring yield levels for this product. For each of these potential solutions, we will be conducting production validation and stability testing.

The Company’s dedicated technical sales account executives are supporting over 300 sales representatives of Akers’ U.S. distribution partners, Cardinal Health, Thermo Fisher Scientific and Diagnostica Stago, and the Company’s ISRs. Domestic sales for the three months ended June 30, 2018, of our distributors, Cardinal Health, Thermo Fisher Scientific and Diagnostica Stago, accounted for $327,556 of the total PIFA Heparin/PF4 Rapid Assay sales as compared to $328,076 for the same period of 2017.

The Company’s MPC product sales increased by 53% to $106,680 (2017: $68,848) during the three months ended June 30, 2018. Sales of the Company’s Metron and BreathScan Alcohol products accounted for the revenue.

The Company’s REA products generated $45,100 (2017: $-) during the three months ended June 30, 2018.

Other revenue decreased to $18,739 (2017: $576,266) during the three months ended June 30, 2018. The category is made up of the sales of miscellaneous raw material components, sub-assembled products and fees billed for shipping and handling charges. During the three months ended June 30, 2017, the Company received an initial order for manufacturing components from NovoTek totaling $500,000. NovoTek plans to utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the Peoples Republic of China or Poland.

Gross Margin

The Company’s gross margin declined to 42% (2017: 73%) for the three months ended June 30, 2018, principally on account of the decline in revenue against a base of certain fixed costs within product cost of sales. These fixed costs within product cost of sales consisted principally of direct personnel costs, manufacturing and warehousing space and depreciation of equipment. Within these fixed costs, direct personnel costs increased during the period to $110,629 (2017: $59,612).

Furthermore, during the three months ended June 30, 2018, we incurred additional product cost of sales of approximately $8,000 in our evaluation, testing and production efforts for the extraction of antigen from platelets used to produce our PIFA Heparin product.

As a result, cost of sales for the three months ended June 30, 2018 increased to $302,826 (2017: $290,591). Direct cost of sales increased to 31% of product revenue while other cost of sales increased to 26% for the three months ended June 30, 2018 as compared to 13% and 14% respectively for the same period in 2017 as described above.

Direct cost of sales for the three-month period ended June 30, 2018 were $164,712 (2017: $143,545). Other cost of sales for the three months ended June 30, 2018 were $138,114 (2017: $147,046).

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018, totaled $1,565,602, which was an 89% increase as compared to $829,929 for the three months ended June 30, 2017.

The table below summarizes our general and administrative expenses for the three months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent Change
Description	2018	2017
Personnel Costs	$192,792	$223,944	(14)%
Professional Service Costs	927,812	354,570	162%
Stock Market & Investor Relations Costs	145,771	117,253	24%
Other General and Administrative Costs	299,227	134,162	123%
Total General and Administrative Expense	$1,565,602	$829,929	89%

Personnel expenses decreased by 14% for the three months ended June 30, 2018 as compared to the same period of 2017. A reduction in salaries, wages and bonuses to $162,756 (2017: $177,657) and employee benefit expenses of $4,994 (2017: $17,326) accounted for the savings.

Professional service costs increased 162% for the three months ended June 30, 2018 as compared to the same period of 2017. A significant increase in legal fees ($605,175 (2017: $171,511)) and accounting and audit expenses ($236,042 (2017: $104,000)) resulted in the change. The increase in the legal and accounting fees were principally in connection with our Board’s recent investigation and the resulting restatement of our previously issued financials, as well in connection with litigation matters.

Stock exchange fees totaling $45,819 (2017: $12,247) were the major contributors to the 24% increase in stock market and investor relations costs for the three months ended June 30, 2018.

Other general and administrative expenses increased by 123%. This increase is the result of increases in bad debts expense $125,500 (2017: $5,380) and rent and operating expenses of $79,361 (2017: $42,525) for the rental of the Ramsey, New Jersey satellite office.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2018 totaled $469,469 which was a 13% increase compared to $416,391 for the three months ended June 30, 2017.

The table below summarizes our sales and marketing expenses for the three months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,
Description	2018	2017	Percent Change
Personnel Costs	$266,889	$181,653	47%
Professional Service Costs	69,065	72,079	(4)%
Royalties and Outside Commission Costs	69,983	103,702	(33)%
Other Sales and Marketing Costs	63,532	58,957	8%
Total Sales and Marketing Expenses	$469,469	$416,391	13%

The US market has been divided into two regional zones, each with a business director that is responsible for recruiting and supporting ISRs and independent manufacturing representatives (“IMRs”) to target large integrated delivery networks and individual facilities. This strategy requires more experienced and technically knowledgeable sales personnel to interact with surgeons, executive management, laboratory and medical directors. The Company has increased its sales and marketing staff from 4 members on June 30, 2017 to 5 as of June 30, 2018.

Personnel costs increased in the three months ended June 30, 2018 as compared to the same period of 2017. A increase in compensation, bonuses, commissions and severance payments to $219,754 (2017: $153,273) primarily due to changes in the bonus and compensation plan and adjustments to staffing.

The legal settlement with ChubeWorkx Guernsey, Ltd (“ChubeWorkx”), signed on August 11, 2016, requires the Company to pay a 5% royalty on adjusted gross sales to ChubeWorkx on a quarterly basis. During the three months ended June 30, 2018, this royalty totaled $27,082 (2017: $61,502).

The Company recognized reductions in computer expenses ($11,709 (2017: $21,099)) plus smaller reductions in several other operating categories which were offset by an increase in travel expenses ($33,210 (2017: $21,065)) that resulted in an 8% increase in other sales and marketing costs.

Research and Development

Research and development expenses for the three months ended June 30, 2018 totaled $259,123, which was a 17% decrease as compared to $313,835 for the three months ended June 30, 2017.

The table below summarizes our research and development expenses for the three months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,
Description	2018	2017	Percent Change
Personnel Costs	$176,202	$227,887	(23)%
Clinical Trial Costs	575	150	283%
Professional Service Costs	48,620	18,588	162%
Other Research and Development Costs	33,727	67,210	(50)%
Total Research and Development Expenses	$259,124	$313,835	(17)%

Personnel costs decreased 23% during the three months ended June 30, 2018 as compared to the same period of 2017. On April 25, 2018, the Board of Directors of the Company terminated Dr. Raymond F. Akers from his position as Executive Chairman of the Board and from each of his officer positions as Chief Scientific Director and Secretary of the Company resulting in the decline in personnel costs.

Professional services consisted of fees paid to engineering consultants to address production mold designs, specialized tooling and manufacturing process development, regulatory consultants to assist with governmental filings and facility certifications and the medical director. Engineering service costs increased to $25,304 (2017: $5,630) and other general and regulatory consulting fees totaled $23,316 (2017: $12,848) in the three months ended June 30, 2018.

Decreases in laboratory supplies ($10,665 (2017: $34,124)) and the consumption of raw materials ($1,888 (2017: $11,851)) resulted in a decrease of 50% for other research and development costs during the three months ended June 30, 2018.

Other Income and Expense

Other income, net of expense for the three months ended June 30, 2018 totaled $45,744, which was a 1,624% increase as compared to $2,654 for the three months ended June 30, 2017.

The table below summarizes our other income and expenses for the three months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,
Description	2018	2017	Percent Change
Currency Translation Loss	$(3,029)	$(978)	210%
Realized Gains on Investments	(4,400)	605	(827)%
Interest and Dividends	53,173	3,027	1,657%
Total Other Income, Net of Expenses	$45,744	$2,654	1,624%

Losses associated with foreign currency transactions totaled $3,029 during the three months ended June 30, 2018 as compared to a loss of $978 the same period of 2017, primarily a result of the increased strength of the British Pound as compared to the US Dollar.

Realized gains, interest and dividend income increased to $48,773 (2017: $3,632). The Company’s available capital for investment activities increased significantly due to the capital raise in December 2017 and the subsequent exercises of warrants during the three months ended June 30, 2018 resulting in the increase in investment income.

Summary of Statements of Operations for the Six Months Ended June 30, 2018 and 2017

Revenue

Akers’ revenue for the six months ended June 30, 2018 totaled $829,076, a 52% decrease from the same period in 2017. The table below summarizes our revenue by product line for the six months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Product Lines	2018	2017	Percent Change

Particle ImmunoFiltration Assay (“PIFA”)	$616,066	$987,668	(38)%
MicroParticle Catalyzed Biosensor (“MPC”)	125,630	155,507	(19)%
Rapid Enzymatic Assay (“REA”)	55,000	-	-
Other	32,380	596,936	(95)%
Total Revenue	$829,076	$1,740,111	(52)%

Revenue from the Company’s PIFA Heparin/PF4 Rapid Assay products decreased 38% to $616,066 (2017: $987,668) during the six months ended June 30, 2018, over the same period of 2017. The Company is taking steps to improve its market presence including the use of specialized Independent Sales Representatives (“ISRs”) and through a program to educate the marketplace through the preparation and publication of additional clinical studies and physician seminars on the risks associated with heparin induced thrombocytopenia.

During the six months ended June 30, 2018, we experienced lower yields in the process of extracting antigen from the supplier provided platelets used to produce our PIFA Heparin product. At these yield levels, our production of this product was under target levels, resulting in backorders. Our engineers and representatives from our supplier have been working together to adjust our processes in order to restore the yield to appropriate levels, the results of which are not yet determined.

Furthermore, we are evaluating and testing a resolution that may involve one or more alternative antigen suppliers and processes that may provide a path to restoring yield levels for this product. For each of these potential solutions, we will be conducting production validation and stability testing.

The Company’s dedicated technical sales account executives are supporting over 300 sales representatives of Akers’ U.S. distribution partners, Cardinal Health, Thermo Fisher Scientific, Diagnostica Stago and the Company’s ISRs. Domestic sales for the six months ended June 30, 2018, of our distributors, Cardinal Health, Thermo Fisher Scientific and Diagnostica Stago accounted for $537,027 of the total PIFA Heparin/PF4 Rapid Assay sales as compared to $765,653 for the same period of 2017.

The Company’s MPC product sales decreased by 19% to $125,630 (2017: $155,508) during the six months ended June 30, 2018. Sales of the Company’s Metron and BreathScan Alcohol products accounted for the revenue.

The Company’s REA products generated $55,000 (2017: $-) during the six months ended June 30, 2018. The Company’s re-introduced Tri-Cholesterol product is produced with this technology.

Other revenue decreased to $32,380 (2017: $596,935) during the six months ended June 30, 2018. The category is made up of the sales of miscellaneous raw material components, sub-assembled products and fees billed for shipping and handling charges. During the six months ended June 30, 2017, the Company received an initial order for manufacturing components from NovoTek totaling $500,000. NovoTek plans to utilize these components along with additional materials to be purchased in a future period to assemble PIFA Heparin/PF4 products in either the Peoples Republic of China or Poland.

Gross Margin

The Company’s gross margin declined to 28% (2017: 68%) for the six months ended June 30, 2018 principally on account of the decline in revenue against a base of certain fixed costs within product cost of sales. These fixed costs within product cost of sales consisted principally of direct personnel costs, manufacturing and warehousing space, depreciation of equipment. Within these fixed costs, direct personnel costs increased during the period to $207,453 (2017: $124,965).

Furthermore, during the six months ended June 30, 2018, we incurred additional product cost of sales of approximately $19,200 in our evaluation, testing and production efforts for the extraction of antigen from platelets used to produce our PIFA Heparin product.

As a result, cost of sales for the six months ended June 30, 2018 increased to $600,326 (2017: $549,312). Direct cost of sales increased to 36% of product revenue while other cost of sales increased to 36% for the six months ended June 30, 2018 as compared to 15% and 17% respectively for the same period in 2017 as described above.

Direct cost of sales for the six -month period ended June 30, 2018 were $297,365 (2017: $249,673). Other cost of sales for the six months ended June 30, 2018 were $302,961 (2017: $299,639).

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018, totaled $2,481,135, which was a 53% increase as compared to $1,620,457 for the six months ended June 30, 2017.

The table below summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Description	2018	2017	Percent Change
Personnel Costs	$499,727	$558,471	(11)%
Professional Service Costs	1,231,750	546,322	125%
Stock Market & Investor Relations Costs	259,937	199,639	30%
Other General and Administrative Costs	489,721	316,025	55%
Total General and Administrative Expense	$2,481,135	$1,620,457	53%

Personnel expenses decreased by 11% for the six months ended June 30, 2018 as compared to the same period of 2017. A reduction in salaries, wages and bonuses to $406,697 (2017: $455,113) and employee benefit expenses of $20,739 (2017: $31,612) accounted for the savings.

Professional service costs increased by 125% for the six months ended June 30, 2018 as compared to the same period of 2017. A significant increase in legal fees ($883,451 (2017: $310,198)) and accounting and audit services ($236,042 (2017: $104,000)) were offset partially by a decrease in engineering fees $14,658 (2017: $56,794). The increase in the legal and accounting fees were principally in connection with our Board’s recent investigation and the resulting restatement of our previously issued financials, as well in connection with litigation matters.

Stock exchange fees totaled $116,001 (2017: $106,687) and transfer agent fees of $34,308 (2017: $21,124) were the major contributors to the 30% increase in stock market and investor relations costs for the six months ended June 30, 2018.

Other general and administrative expenses increased by 55%. This increase is the result of increases in bad debts expenses of $125,500 (2017: $47,741), rent and operating expenses of $154,270 (2017: $87,778) for the addition of the Ramsey, New Jersey satellite office and insurance expenses of $95,752 (2017: $76,580).

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2018 totaled $969,620 which was a 4% decrease compared to $1,005,326 for the six months ended June 30, 2017.

The table below summarizes our sales and marketing expenses for the six months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Description	2018	2017	Percent Change
Personnel Costs	$588,598	$517,485	14%
Professional Service Costs	140,623	137,126	3%
Royalties and Outside Commission Costs	97,838	148,836	(34)%
Other Sales and Marketing Costs	142,561	201,879	(29)%
Total Sales and Marketing Expenses	$969,620	$1,005,326	(4)%

Personnel costs increased in the six months ended June 30, 2018 as compared to the same period of 2017. This was due to an increase in compensation, bonuses and commissions and severance payments to $476,106 (2017: $446,542) and employee benefit expenses of $27,327 (2017: $13,075) primarily due to changes in the bonus and compensation plan and adjustments to staffing.

During the six months ended June 30, 2018, the ChubeWorkx royalty totaled $58,771 (2017: $93,781) and commissions to IMRs were $39,067 (2017: $55,055) which contributed to the decline in royalty and outside commission costs during the six months ended June 30, 2018.

The Company recognized significant reductions in advertising expenses ($12,167 (2017: $54,700)) and trade show expenses ($885 (2017: $30,742)) plus smaller reductions in several other operating categories was offset by an increase in travel expenses ($60,921 (2017: $50,923)) that resulted in a 29% reduction in other sales and marketing costs.

Research and Development

Research and development expenses for the six months ended June 30, 2018 totaled $699,094, which was a 6% increase as compared to $662,277 for the six months ended June 30, 2017.

The table below summarizes our research and development expenses for the six months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Description	2018	2017	Percent Change
Personnel Costs	$475,415	$512,837	(7)%
Clinical Trial Costs	1,480	300	393%
Professional Service Costs	137,896	47,711	189%
Other Research and Development Costs	84,303	101,429	(17)%
Total Research and Development Expenses	$699,094	$662,277	6%

Personnel costs decreased 7% during the six months ended June 30, 2018 as compared to the same period of 2017. On April 25, 2018, the Board of Directors of the Company terminated Dr. Raymond F. Akers from his position as Executive Chairman of the Board and from each of his officer positions as Chief Scientific Director and Secretary of the Company resulting in the decline in personnel costs.

Professional services consisted of fees paid to engineering consultants to address production mold designs, specialized tooling and manufacturing process development, regulatory consultants to assist with governmental filings and facility certifications and the medical director. Engineering service costs increased to $97,800 (2017: $23,335), fees for the other general and regulatory consulting fees totaled $40,096 (2017: $21,503) in the six months ended June 30, 2018.

Decreases in laboratory supplies ($26,306 (2017: $42,183)) and travel expenses ($5,067 (2017: $19,593)) resulted in a decrease of 17% for other research and development costs during the six months ended June 30, 2018.

Other Income and Expense

Other income, net of expense for the six months ended June 30, 2018 totaled $79,209, which was a 410% increase as compared to $15,536 for the six months ended June 30, 2017.

The table below summarizes our other income and expenses for the six months ended June 30, 2018 and 2017 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Description	2018	2017	Percent Change
Currency Translation Gain/(Loss)	$(5,904)	$9,367	(163)%
Realized Gains on Investments	(4,401)	1,656	(366)%
Interest and Dividends	89,514	4,513	1,883%
Total Other Income, Net of Expenses	$79,209	$15,536	410%

Losses associated with foreign currency transactions totaled $5,904 during the six months ended June 30, 2018 as compared to a gain of $9,367 the same period of 2017, primarily a result of the increased strength of the British Pound as compared to the US Dollar.

Realized gains, interest and dividend income increased to $85,113 (2017: $6,169). The Company’s available capital for investment activities increased significantly due to the capital raise in December 2017 and the subsequent exercises of warrants during the three months ended June 30, 2018 resulting in the increase in investment income.

Income Taxes

As of June 30, 2018, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively in the consolidated statement of operations.

Liquidity and Capital Resources

For the six months ended June 30, 2018 and 2017, the Company generated a net loss attributable to shareholders of $3,927,444 and $2,167,279, respectively. As of June 30, 2018 and December 31, 2017, the Company has an accumulated deficit of $108,773,291 and $104,845,847 and had cash (excluding restricted cash) and marketable securities totaling $8,253,538 and $5,450,039, respectively.

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

We expect that our primary expenditures will be to continue development of BreathScan KetoChek via the enrollment of patients in clinical trials.to support performance claims and generate studies in peer-reviewed journals to support product marketing. We will also continue to support commercialization and marketing activities of in-line products PIFA Heparin/PF4 rapid assays, PIFA PLUSS® PF4, breath alcohol detectors, METRON BreathScan OxiChek and BreathScan Lync Readers globally. Based upon our experience, clinical trial and related regulatory expenses can be significant costs. Steps to achieve commercialization of emerging products will be an ongoing and evolving process with expected improvements and possible subsequent generations being evaluated for commercialized and emerging tests. Should we be unable to achieve FDA clearance for products that require such regulatory “approval”, develop performance characteristics for rapid tests that satisfy market needs, or generate sufficient revenue from commercialized products, we would need to rely on other business or product opportunities to generate revenue and costs that we have incurred for the patents may be deemed impaired.

Capital expenditures for the six months ended June 30, 2018 were $37,698 (2017: $37,191). Capital expenditures, primarily for production, laboratory and facility improvement costs for the year ending December 31, 2018 are expected to be approximately $60,000. As per the Company’s lease agreement, the owner of the facility will be handling most of the facility upgrades, and we anticipate financing any production and laboratory capital expenditures through working capital.

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

Our net cash consumed by operating activities totaled $3,817,892 during the six months ended June 30, 2018. Cash was consumed by the loss of $3,927,444 plus non-cash adjustments of $112,903 for depreciation and amortization of non-current assets, $3,469 for the amortization of deferred compensation, $32,283 for the reserve and write-off for obsolete inventory, $97,000 for the reserve and write-off of doubtful accounts, $10,629 for share based compensation to employees and $12,545 for share based compensation to non-employees less $16,332 for accrued interest and dividends on marketable securities. For the six months ended June 30, 2018, decreases in trade receivables of $455,048, prepaid expenses – related party of $26,468 and an increase in trade and other payables of $89,964 provided cash, primarily related to routine changes in operating activities. A net increase in deposits and other receivables of $13,698, deposits and other receivables – related party of $30,243, inventory of $99,220, prepaid expenses of $548,144, and a decrease in trade and other payables – related party of $23,120 consumed cash from operating activities.

Our net cash consumed by operating activities totaled $2,593,231 during the six months ended June 30, 2017. Cash was consumed by the loss of $2,167,279 plus non-cash adjustments of $121,381 for depreciation and amortization of non-current assets, $21,542 for the write-off and reserve for obsolete inventory, $46,239 for the reserve and write-off of doubtful accounts, $15,864 for the fair value of restricted common stock issued for services and $12,367 for share-based compensation less $1,001 for accrued interest and dividends on marketable securities. For the six months ended June 30, 2017, decreases in deposits and other receivables of $10,692, trade receivables – related parties of $31,892, prepaid expenses of $20,752, prepaid expenses – related party of $46,890, and an increase in trade and other payables of $38,278 provided cash, primarily related to routine changes in operating activities. A net increase in trade receivables of $372,502, inventories of $213,860 and other assets of $4,330 and decreases trade and other payables – related party of $200,156 consumed cash from operating activities.

Investing and Financing Activities

The Company’s net cash provided by investing and financing activities totaled $4,155,423 (2017: $2,717,706) during the six months ended June 30, 2018. Cash of $5,306,452 (2017: $2,742,359) was consumed by capital expenditures and the purchase of marketable securities. Proceeds from the sale of marketable securities contributed cash of $2,306,675 (2017: $1,745,554) and net proceeds from the public and private placements of common and Series B preferred stock and the exercise of warrants for Common Stock contributed $7,155,200 (2017: $3,714,511) for the six months ended June 30, 2018.

Critical Accounting Policies

See accounting policies in Note 2 of the condensed consolidated financial statements included in Part I, Item 1 of this report.

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

As of June 30, 2018 and based upon that evaluation, and in light of the restatement discussion above, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management is actively engaged in the planning for and implementation of remediation efforts to address the material weakness identified above. The remediation plan includes (i) the hiring of an additional experienced financial executive which was consummated on July 9, 2018, (ii) the development and implementation of enhanced controls designed to evaluate the appropriateness of revenue recognition policies and procedures, (iii) the implementation of review and monitoring of transactions to ensure compliance with the new policies and procedures, and (iv) the training of personnel responsible for revenue and inventory.

(b) Changes in Internal Control over Financial Reporting

The Company has implemented additional controls around sales transactions to (i) further validate shipping terms including, the date for which risk of ownership transfers to the purchaser and (ii) that shipped product met purchasers’ specifications. In connection with the preparation of the condensed consolidated financial statements for the quarter ended June 30, 2018, the Company engaged a third party consultant to assist in the review of financial statements and to address complex accounting matters. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed a Motion for Summary Judgment on January 24, 2018.  On June 21, 2018, the Court ruled in favor of the Company on some issues and determined that other issues warranted a trial. As part of its ruling on the Motion for Summary Judgment, the Court held “While it seems likely that Plaintiff did suffer some amount of damages, Plaintiff has so far failed to provide a sufficient evidentiary foundation from which the trier of fact could reasonably calculate the value of its injury.”  The Court stated that it was “reasonably certain that Plaintiff suffered some damage” and found that Pulse Health “may be entitled to nominal damages.”  The Court further determined that equitable relief, such as an injunction, “may be warranted.” Following such rulings, the Company discovered certain deficiencies in its discovery responses and is taking the appropriate steps to supplement the record and correct these deficiencies. In addition, the Court has ordered a settlement conference in front of a U.S. magistrate to be held on August 31, 2018. Trial has been set for November 13, 2018 in Portland, Oregon.

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

Other class action lawsuits have been threatened against the Company and may be filed shortly. Although there are currently two separate actions pending, we anticipate that the two actions will be consolidated into one action.

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

The Company intends to establish a rigorous defense of all claims. The Company is unable to assess the potential outcome, so no accrual for losses was made as of June 30, 2018. All legal fees were expensed as and when incurred.

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

By way of a letter dated May 22, 2018, the Listing Qualifications Department of the NASDAQ advised the Company that it did not comply with NASDAQ Listing Rule 5250(c)(1) for continued listing because NASDAQ has not received the Company’s Quarterly Report. NASDAQ has informed the Company that the Company is required to submit a plan to regain compliance with NASDAQ’s filing requirements for continued listing within 60 calendar days of the date of the Notice. NASDAQ has informed the Company that it is in Compliance with NASDAQ Listing Rule 5250(c)(1) on July 12, 2018.

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

Accordingly, this Form 10-Q reflects: (1) changes to our Condensed Consolidated Balance Sheet and our Condensed Consolidated Statements of Shareholders’ Equity as of December 31, 2017; (2) expanded risk factor disclosures within Part II, Item 1A, and (3) additional disclosures and conclusions regarding Controls and Procedures in Part II, Item 4.

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

In connection with the restatement of our financial statements for the quarterly periods ended June 30, 2017 and September 30, 2017 and for the year ended December 31, 2017, our management identified material weaknesses in our internal control over financial reporting, as described in Item 9A, “Control and Procedures” of this Form 10-K. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Further, management determined that control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, management has concluded that management’s reports related to the effectiveness of internal and disclosure controls may not have been correct.

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

During the six months ended June 30, 2018, we experienced lower yields in the process of extracting antigen from the supplier provided platelets used to produce our PIFA Heparin product. At these yield levels, our production of this product was under target levels, resulting in backorders. Our engineers and representatives from our supplier have been working together to adjust our processes in order to restore the yield to appropriate levels, the results of which are not yet determined. Furthermore, we are evaluating and testing a solution that may involve one or more alternative antigen suppliers and processes that may provide a path to restoring yield levels for this product.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

There have been no material changes to the Other Information previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q, filed with the SEC on July 13, 2018.

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

AKERS BIOSCIENCES, INC.

Date: August 14, 2018	By:	/s/ John J. Gormally
	Name:	John J. Gormally
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Gary M. Rauch
	Name:	Gary M. Rauch
	Title:	Vice President, Finance & Treasurer (Principal Financial Officer)

