Form 10-Q
period 2019-03-31
Akers Biosciences, Inc.
filed 2019-05-20
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, no par value	AKER	NASDAQ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 20, 2019, there were 12,497,708 shares outstanding of the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	As of
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$275,522	$181,755
Marketable Securities	4,477,525	5,272,998
Trade Receivables, net	324,524	176,326
Deposits and other receivables	-	9,347
Inventories, net	601,300	585,267
Prepaid expenses	283,435	444,435

Total Current Assets	5,962,306	6,670,128

Non-Current Assets
Prepaid expenses	276,601	298,256
Restricted Cash	480,000	500,000
Property, Plant and Equipment, net	78,021	83,456
Intangible Assets, net	233,409	243,411
Other Assets	12,002	12,002

Total Non-Current Assets	1,080,033	1,137,125

Total Assets	$7,042,339	$7,807,253

LIABILITIES
Current Liabilities
Trade and Other Payables	2,076,421	1,973,500

Total Liabilities	2,076,421	1,973,500

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock, No par value, 500,000,000 shares authorized,12,497,708 and 12,482,708 issued and outstanding as of March 31, 2019 and December 31, 2018	121,574,327	121,554,547
Comprehensive Income (Loss)	3,430	(25,913)
Accumulated Deficit	(116,611,839)	(115,694,881)

Total Shareholders’ Equity	4,965,918	5,833,753

Total Liabilities and Shareholders’ Equity	$7,042,339	$7,807,253

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Product Revenue	$612,123	$302,475
Product Cost of Sales	(245,937)	(297,500)
Gross Income	366,186	4,975

Administrative Expenses	982,953	915,533
Sales and Marketing Expenses	149,841	500,152
Compliance, Research and Development Expenses	88,391	439,970
Litigation Settlement Expenses	75,000	-
Amortization of Non-Current Assets	10,003	42,777

Loss from Operations	(940,002)	(1,893,457)

Other (Income)/Expenses
Foreign Currency Transaction Loss	4,659	2,875
Loss on Investments	3,718	-
Interest and Dividend Income	(31,421)	(36,341)
Total Other Income	(23,044)	(33,466)

Loss Before Income Taxes	(916,958)	(1,859,991)

Income Tax Benefit	-	-

Net Loss	(916,958)	(1,859,991)

Other Comprehensive Gain/(Loss)
Net Unrealized Gain/(Loss) on Marketable Securities	29,343	(16,843)
Total Other Comprehensive Gain/(Loss)	29,343	(16,843)

Comprehensive Loss	$(887,615)	$(1,876,834)

Basic and Diluted loss per common share	$(0.07)	$(0.21)

Weighted average basic and diluted common shares outstanding	12,483,209	8,956,279

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	For the Three Months Ended March 31, 2019
	Preferred		Common				Accumulated
	Shares		Shares				Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2018 (audited)	-	$-	12,482,708	$121,554,547	$-	$(115,694,881)	$(25,913)	$5,833,753

Net loss	-	-	-	-	-	(916,958)	-	(916,958)
Issuance of unrestricted stock to a key employee	-	-	15,000	15,874	-	-	-	15,874
Issuance of restricted stock units to directors for services	-	-	-	3,906	-	-	-	3,906
Net unrealized gain on marketable securities	-	-	-	-	-	-	29,343	29,343

Balance at March 31, 2019 (unaudited)	-	$-	12,497,708	$121,574,327	$-	$(116,611,839)	$3,430	$4,965,918

	For the Three Months Ended March 31, 2018
	Preferred		Common				Accumulated
	Shares		Shares				Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2017 (audited)	1,755	$1,755,000	5,534,692	$110,647,169	$(3,469)	$(104,845,847)	$-	$7,552,853

Net loss	-	-	-	-	-	(1,859,991)	-	(1,859,991)
Exercise of warrants for common stock	-	-	3,811,509	5,717,325	-	-	-	5,717,325
Conversion of preferred stock to common stock	(1,755)	(1,755,000)	1,464,930	1,755,000	-	-	-	-
Amortization of deferred compensation	-	-	-	-	3,469	-	-	3,469
Issuance of unrestricted stock to a key employee	-	-	3,125	5,175	-	-	-	5,175
Issuance of non-qualified stock options to key employees	-	-	-	2,712	-	-	-	2,712
Issuance of restricted stock for services to non-employees	-	-	-	12,545	-	-	-	12,545
Net unrealized loss on marketable securities	-	-	-	-	-	-	(16,843)	(16,843)

Balance at March 31, 2018 (unaudited)	-	$-	10,814,256	$118,139,926	$-	$(106,705,838)	$(16,843)	$11,417,245

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(916,958)	$(1,859,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	2,314	(13,955)
Depreciation and amortization	15,437	56,452
Reserve for obsolete inventory	-	24,460
Reserve for doubtful accounts	4,247	-
Amortization of deferred compensation	-	3,469
Share based compensation to employees - options	-	2,712
Share based compensation to an employee	11,636	-
Share based compensation to directors - restricted stock units	3,906	5,175
Share based compensation to non-employees - restricted stock	-	12,545
Changes in assets and liabilities:
(Increase)/decrease in trade receivables	(152,445)	547,773
(Increase)/decrease in deposits and other receivables	9,347	(46,148)
Increase in inventories	(16,033)	(50,795)
(Increase)/decrease in prepaid expenses	182,655	(76,570)
Increase/(decrease) in trade and other payables	107,159	(405,499)
Net cash used in operating activities	(748,735)	(1,800,372)

Cash flows from investing activities
Purchases of property, plant and equipment	-	(37,827)
Purchases of marketable securities	(30,018)	(3,972,386)
Proceeds from sale of marketable securities	852,520	302,095
Net cash provided by/(used in) investing activities	822,502	(3,708,118)

Cash flows from financing activities
Net proceeds from exercise of warrants for common stock	-	5,717,325
Net cash provided by financing activities	-	5,717,325

Net increase in cash and restricted cash	73,767	208,835
Cash and restricted cash at beginning of period	681,755	438,432
Cash and restricted cash at end of period	$755,522	$647,267

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized gains/(losses) on marketable securities	$29,343	$(16,843)
Conversion of Series B Preferred Stock to common shares	$-	$1,755,000

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

Furthermore, the Company has undertaken steps to reduce its expenses, including reducing the number of personnel, reducing its office footprint, eliminating services from non-critical vendors and has withdrawn its shares from registration on the AIM exchange in the United Kingdom.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2018 and 2017 included in the Company’s 2018 Form 10-K, as filed on April 1, 2019. In the opinion of the management, these condensed consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2019 and its results of operations and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

These condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information presented in U.S. Dollars has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from cash balances denominated in Foreign Currencies, are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

At March 31, 2019, restricted cash included in non-current assets on the Company’s consolidated balance sheet was $480,000 representing cash in trust for the purpose of funding legal fees for certain litigations.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

Following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2019 and December 31, 2018.

U.S. Agency Securities: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at March 31, 2019	$-	$4,477,525	$-

Marketable securities at December 31, 2018	$-	$5,272,998	$-

Marketable securities include U.S. agency securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains and losses relating to the available for sale investment securities were recorded in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as comprehensive (loss) income. These amounts were $29,343 in unrealized gain for the three months ended March 31, 2019 and $16,843 in unrealized loss for the three months ended March 31, 2018.

Gains and losses resulting from the sales of marketable securities were a loss of $3,718 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019 and December 31, 2018, allowances for doubtful accounts for trade receivables were $611,082 and $606,835. Bad debt expenses for trade receivables were $4,247 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

Major Customers

For the three months ended March 31, 2019, two customers generated 45% and 44%, or 89% in the aggregate, of the Company’s revenue. For the three months ended March 31, 2018, one customer generated 10% or more of the Company’s revenue.

Three customers accounted for 49%, 17% and 14%, or 80% in the aggregate, of gross trade receivables, before accounting for allowance for doubtful accounts, as of March 31, 2019. As of March 31, 2019, the Company had $458,902, $156,988 and $137,102 in trade receivables, respectively, from these customers. These concentrations make the Company vulnerable to a near-term severe impact should these relationships be terminated. The largest of these customer balances was fully reserved as of March 31, 2019.

Two customers accounted for 59% and 14%, or 73% in the aggregate, of gross trade receivables, before accounting for allowance for doubtful accounts, as of December 31, 2018. As of December 31, 2018, the Company had $458,902 and $111,037 in trade receivables, respectively, from these customers. These concentrations make the Company vulnerable to a near-term severe impact should these relationships be terminated. The largest of these customer balances was fully reserved as of December 31, 2018.

To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Major Suppliers

For the three months ended March 31, 2019, two suppliers accounted for 31% and 13%, or 44%, in the aggregate, of the Company’s purchases.

For the three months ended March 31, 2018, one supplier accounted for 10% or more of the Company’s purchases.

Two vendors accounted for 51% in the aggregate, of trade payables as of March 31, 2019.

One vendor accounted for 10% of the Company’s trade payables as of March 31, 2018.

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

Depreciation expense totaled $5,435 and $13,675 for the three months ended March 31, 2019 and 2018, respectively.

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

Intangible assets as of March 31, 2019 and December 31, 2018 were $233,409 and $243,411, respectively. Intangible assets at March 31, 2019 consisted of patents, trademarks and customer lists of $3,897,635 net of accumulated amortization and impairment of $3,664,226.

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. Amortization expense was $10,002 and $42,777 for the three months ended March 31, 2019 and 2018, respectively.

The following is an annual schedule of approximate future amortization of the Company’s intangible assets:

Period	Amount
2019 (nine months)	30,006
2020	40,008
2021	40,008
2022	40,008
2023	40,008
Thereafter	43,371
$233,409

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(l)	Revenue Recognition

Beginning on January 1, 2019, the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

The Company does not have any significant contracts with customers requiring performance beyond delivery. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the product transfers to our customer, which generally occurs upon delivery to the customer but can also occur when goods are shipped by the Company, depending on the shipment terms of the contract. The Company’s performance obligations are satisfied at that time.

The Company uses the most likely amount approach to determine the variable consideration of the transaction price in order to account for the contractual rebates and incentives that are estimated and adjusted for over time. The Company provides for rebates to its distributors. The Company had accrued for rebates and incentives of $19,504 and $23,179, as of March 31, 2019 and December 31, 2018. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized $8,698 and $37,544 during the three months ended March 31, 2019 and 2018 for rebates, which is included as a reduction of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(n)	Income Taxes, continued

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three months ended March 31, 2019 and 2018 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2019 and 2018. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(o)	Shipping and Handling Fees and Costs

The Company charges actual shipping costs plus a handling fee to customers, which amounted to $12,486 and $13,641 for the three months ended March 31, 2019 and 2018. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as part of the cost of net revenue, which amounted to $11,919 and $26,944 for the three months ended March 31, 2019 and 2018, respectively.

(p)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered anti-dilutive.

The calculation of basic and diluted loss per share for the three months ended March 31, 2019 and 2018 was based on the loss attributable to common shareholders of $916,958 and $1,859,991, respectively. The basic and diluted weighted average number of common shares outstanding for the three months ended March 31, 2019 and 2018 was 12,483,209 and 8,956,279, respectively.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the three months ended March 31,
	2019	2018
Stock Options	6,877	31,875
RSUs	374,481	-
Warrants	2,110,737	2,374,813
Total potentially dilutive shares	2,492,095	2,406,688

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(q)	Recently Issued Accounting Pronouncements

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

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the condensed consolidated financial statements. Accordingly, the new revenue standard was applied prospectively in our condensed consolidated financial statements from January 1, 2019 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company has determined that its methods of recognizing revenues will not be significantly impacted by the new guidance.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted ASC 2018-07 effective January 1, 2019. There was no material impact on the Company’s condensed consolidated financial statements upon this adoption.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, to makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Certain items of the amendments in ASU 2018-09 will be effective for the Company in annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 did not have a material impact on the Company’s condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(q)	Recently Issued Accounting Pronouncements, continued

Recently Issued Accounting Pronouncements Not Adopted

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU-2016-02”), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosure, and anticipates the guidance to result in increases in its assets and liabilities as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3 – Recent Developments and Management’s Plans

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

On November 7, 2018, the Company announced that its board of directors had initiated a process to evaluate strategic alternatives to maximize shareholder value. This process will consider a range of potential strategic alternatives including, but not limited to, business combinations, while simultaneously supporting the Company’s management and employees in the execution of the Company’s current business activities. On November 19, 2018, the Company further announced that in its evaluation of strategic alternatives it will consider a range of potential strategic alternatives including, but not limited to, business combinations in sectors different than that currently engaged in, including cannabis and hemp related industries.

By way of a letter dated May 10, 2019, the Listing Qualifications Department of NASDAQ advised the Company that it did not comply with NASDAQ Listing Rule 5550(a)(2) for continued listing, because the Company’s common stock did not meet NASDAQ’s minimum $1.00 bid price requirement (the "Price Requirement"). The Company intends to monitor the closing bid price of the common stock and may, if appropriate, consider implementing available options to regain compliance with the Price Requirement under the NASDAQ Listing Rules.

Historically, the Company has relied upon public offerings and private placements of common stock to raise operating capital. As of May 10, 2019, the Company had cash and marketable securities of approximately $4.22 million (excluding restricted cash of $480,000) and working capital of approximately $3.67 million.

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

Inventories consist of the following:

	March 31, 2019	December 31, 2018

Raw Materials	$489,330	$542,761
Sub-Assemblies	737,805	711,181
Finished Goods	608,610	635,565
Reserve for Obsolescence	(1,234,445)	(1,304,240)
	$601,300	$585,267

Obsolete inventory charged to cost of goods during the three months ended March 31, 2019 and 2018 totaled $0 and $24,460, respectively.

Note 5 - Trade and Other Payables

Trade and other payables consists of the following:

	March 31, 2019	December 31, 2018

Trade Payables	$1,147,529	$686,578
Accrued Expenses	869,142	1,227,172
Deferred Compensation	59,750	59,750
	$2,076,421	$1,973,500

See also Note 9 for related party information.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 103,750 shares of the Company’s common stock. As of March 31, 2019, grants of restricted stock and options to purchase 74,403 shares of Common Stock have been issued pursuant to the 2013 Plan, and 29,347 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 168,750 shares of the Company’s common stock. As of March 31, 2019, grants of restricted stock and options to purchase 51,032 shares of Common Stock have been issued pursuant to the 2017 Plan, and 117,718 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan provides for the issuance of up to 1,875,000 shares of the Company’s common stock. As of March 31, 2019, grants of RSUs to purchase 374,481 shares of Common Stock have been issued pursuant to the 2018 Plan, and 1,500,519 shares of Common Stock remain available for issuance.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments, continued

Stock Options

The following table summarizes the option activities for the three months ended March 31, 2019:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
	Number of	Exercise	Grant Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (years)	Value
Balance at December 31, 2018	10,502	$30.41	$17.42	1.43	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(3,625)	29.02	22.40	-	-
Canceled/Expired	-	-	-	-	-
Balance at March 31, 2019	6,877	$31.14	$14.80	1.14	$-
Exercisable as of March 31, 2019	6,877	$31.14	$14.80	1.14	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.97 for the Company’s common shares on March 31, 2019.

As of March 31, 2019, all of the Company’s outstanding stock options were fully vested and exercisable.

During the three months ended March 31, 2019 and 2018, the Company incurred stock option expenses totaling $0 and $2,712, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments, continued

Restricted Stock Units

On March 29, 2019, the Compensation Committee of the Board of Directors approved the grant of 124,827 Restricted Stock Units (“RSU”) to each of the three directors. Each RSU had a grant date fair value of $0.97 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within the Condensed Consolidated Statement of Operations and Comprehensive Loss. Such RSUs were granted under the 2018 Plan, and shall vest on January 1, 2020, with vesting accelerated upon a change of control. Upon vesting, such RSUs are settled with the issuance of common stock, including on a net of tax basis, at the discretion of the holder.

At March 31, 2019, the unamortized value of the RSU’s was $359,341. The unamortized amount will be expensed over a weighted average period of 10 months. A summary of activity related to RSUs for the three months ended March 31, 2019 is presented below:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2018	-	$-
Granted	374,481	$0.97
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2019	374,481	$0.97
Exercisable as of March 31, 2019	-	-

During the three months ended March 31, 2019, the Company incurred RSU expense of $3,906.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments, continued

Stock Warrants

The table below summarizes the warrant activity for the year ended March 31, 2019:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2018	2,110,737	$3.10	4.21	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2019	2,110,737	$3.10	3.96	$-
Exercisable as of March 31, 2019	2,110,737	$3.10	3.96	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.97 for the Company’s common shares on March 31, 2019. All warrants were vested on date of grant.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7 – Equity

During the three months ended March 31, 2019, the Company issued 15,000 shares of Common Stock to Mr. Yeaton pursuant to his employment agreement. These shares had a fair value of $15,874 on the date of grant, in which $4,238 was recorded in trade and other payables in the consolidated balance sheet as of December 31, 2018 and the remaining $11,636 was recorded as an expense in the condensed consolidated statement of operations for the three months ended March 31, 2019.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases its facility in West Deptford, New Jersey under an operating lease (“Thorofare Lease”) with annual rentals of $132,000 plus common area maintenance (CAM) charges. The lease, which took effect on January 1, 2008, reduced the CAM charges allowing the Company to reach their own agreements with utilities and other maintenance providers. On January 7, 2013, the Company extended its lease agreement for a term of 7 years, expiring December 31, 2019. Rent expense for the Thorofare Lease, including related CAM charges for the three months ended March 31, 2019 and 2018 totaled $41,365 and $42,218, respectively. The Company entered into a 29-month lease for warehouse space located in Pitman, New Jersey (“Pitman Lease”) with annual rents of $40,839. The lease took effect on August 1, 2017 and runs through December 31, 2019. Rent expenses for the Pitman Lease totaled $10,210 and $9,913 for the three months ended March 31, 2019 and 2018, respectively. A security deposit of $4,950 is included in other assets on the Condensed Consolidated Balance Sheet.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Thorofare	Pitman	Equipment
	Lease	Lease	Lease	Total
Next 9 Months	$99,000	$29,736	$4,617	$133,353

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8 – Commitments and Contingencies, continued

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

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expenses of $31,284 and $31,689 for the three months ended March 31, 2019 and 2018, respectively, which are included in sales and marketing expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of March 31, 2019, the Company owed ChubeWorkx royalties of $15,642 which is included in trade and other payables.

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

Note 8 – Commitments and Contingencies, continued

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

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.)

On November 9, 2018, Plaintiff Cale Watts filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and a payment of attorneys’ fees of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On March 22, 2019, Plaintiffs filed a motion for preliminary approval of the proposed Settlement, approving the proposed form and method of providing notice of the settlement, scheduling a hearing for final approval of the settlement. (“Motion for Preliminary Approval”). On April 1, 2019, Proposed Intervenors Tiffany Chan, Jasmine Henderson, and Don Danesh Wijesekera (the “Proposed Intervenors”) filed an Opposition to the Motion for Preliminary Approval and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). Defendants’ Opposition to the Motion to Intervene and Stay is due June 17, 2019, and its Reply to the Opposition to the Motion for Preliminary Approval is due June 24, 2019. The motion day for the Motion for Preliminary Approval and the Motion to Intervene and Stay is July 1, 2019.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements, continued

Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action. The Chan Action further alleges that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On April 4, 2019, the Court entered the parties’ stipulation and consent order to extend Defendants’ time to answer, move, or otherwise respond to the Complaint until 20 days after the Court decides the Motion for Preliminary Approval of the Watts’ Settlement and the Motions in Opposition to the Watts’ Settlement, or Stays the Watts Action.

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

Typenex Medical, LLC v. Akers Biosciences, Inc., JAMS Ref. No. 1450005929

On November 15, 2018, Typenex Medical LLC (“Typenex”), a telemarketing entity with whom the Company had entered into a marketing and commission agreement dated September 30, 2016 (the “Marketing Contract”), filed an arbitration against the Company before JAMS ADR (the “Arbitration”), and an arbiter was appointed to the Arbitration on December 14, 2018. In the Arbitration, Typenex has stated that it seeks “at least” $220,500 based on the allegation that the Marketing Contract entitles Typenex to a commission on sales of certain of the Company’s heparin-related products in the period two years from the Marketing Contract’s expiration, and in the alternative, Typenex seeks relief for breach of the implied covenant of good faith and fair dealing, and/or unjust enrichment. The Company vigorously opposes Typenex’s interpretation of the Marketing Contract and will continue to defend this action in the Arbitration. The parties are currently in discovery and are next scheduled to meet on May 29, 2019 for a court ordered hearing.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements, continued

Other

A former executive has threatened to sue the Company and executives over the termination of executive’s employment and for contractual severance pay. The executive asserts that the Company terminated the executive for using sick leave in violation of New Jersey law and that the termination was without cause within the meaning of an employment agreement which provides for severance of one year’s salary in the event of termination without cause. With respect to this matter, the Company believes that the ultimate liability from the settlement of this matter will not be material to the Company’s condensed consolidated financial statements.

A former executive has threatened to sue the Company over the termination of the executive’s employment. The executive contends that the termination was in retaliation for complaints to the employer protected under the California whistleblower protection laws. The executive also contends that the Company failed to pay a bonus in violation of an employment contract. The Company’s management and legal counsel believes it is too early to determine the probable outcome of this matter.

The Company intends to establish a rigorous defense of all claims. All legal fees were expensed as and when incurred.

Note 9 – Related Parties

CEO and Interim CFO

Effective on October 5, 2018, the Board appointed Howard R. Yeaton, to serve as the Chief Executive Officer and interim Chief Financial Officer of the Company. Mr. Yeaton is the managing principal of FCS and the Company’s relationship with FCS shall continue, with FCS continuing to provide accounting services to the Company. FCS is considered to be a related party. During the three months ended March 31, 2019, the Company incurred costs of $23,506 with FCS in connection with these services. As of March 31, 2019, the Company owed FCS $52,913 which is included in trade and other payables on the Condensed Consolidated Balance Sheet.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10 – Revenue Information

Revenue by product lines was as follows:

	Three Months Ended
	March 31,
Product Line	2019	2018
MicroParticle Catalyzed Biosensor (“MPC”)	$23,320	$18,950
Particle ImmunoFiltration Assay (“PIFA”)	576,317	259,983
Rapid Enzymatic Assay (“REA”)	-	9,900
Other	12,486	13,642
Total Revenue	$612,123	$302,475

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three Months Ended
	March 31,
Geographic Region	2019	2018
United States	$612,123	$294,733
Rest of World	-	7,742
Total Revenue	$612,123	$302,475

The Company had long-lived assets totaling $14,760 and $74,339 located in the People’s Republic of China and $296,670 and $1,272,816 located in the United States as of March 31, 2019 and December 31, 2018, respectively.

Note 11 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

During the three months ended March 31, 2019 and 2018, the Company made matching contributions to the 401(k) Plan of $9,464 and $13,802, respectively.

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

Overview

Akers Bio develops, manufactures, and supplies rapid, point-of-care screening and testing products designed to bring health-related information directly to the patient or clinician in a timely and cost-efficient manner. Akers believes it has advanced the science of diagnostics through the development of several proprietary platform technologies.

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

Key Events, Management’s Plans and Basis of Presentation

Board’s Evaluation of Strategic Alternatives

On November 7, 2018, the Company announced that its Board of Directors had initiated a process to evaluate strategic alternatives to maximize shareholder value. This process is ongoing and is considering a range of potential strategic alternatives including, but not limited to, business combinations, while simultaneously supporting the Company’s management and employees in the execution of the Company’s current business activities. On November 19, 2018, the Company further announced that in its evaluation of strategic alternatives it will consider a range of potential strategic alternatives including, but not limited to, business combinations in sectors different than that currently engaged in, including cannabis and hemp related industries. There can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative.

Delisting from AIM

On December 19, 2018, the Company announced its intent to delist from the AIM Market of the London Stock Exchange. The Company believed that due to the relatively low liquidity in the Company’s common stock, reaming listed does not merit the ongoing costs and regulatory complexities associated with maintaining the AIM listing. On March 5, 2019, the Company held a special meeting of shareholders who then voted in favor of the Company delisting from the AIM Market. The delisting took effect on March 29, 2019.

Board Compensation

On March 29, 2019, the Compensation Committee of the Board of Directors approved Board compensation, payable as follows. Lump sum of $64,000 to be paid to each of directors Schreiber and White and a lump sum of $56,000 to be paid to director Silverman. Such amounts were paid during April 2019. Beginning for the month of April 2019, each director shall be paid $8,000 per month. Further, each director was granted 124,827 Restricted Stock Units (“RSUs”). Such RSUs shall vest on January 1, 2020, with vesting accelerated upon a change of control. Such RSUs shall be settled in shares of common stock, including on a net of tax basis, at the discretion of the holder.

NASDAQ Notice

By way of a letter dated May 10, 2019, the Listing Qualifications Department of NASDAQ advised the Company that it did not comply with NASDAQ Listing Rule 5550(a)(2) for continued listing, because the Company’s Common stock did not meet NASDAQ’s minimum $1.00 bid price requirement (the "Price Requirement"). The Company intends to monitor the closing bid price of the Common Stock and may, if appropriate, consider implementing available options to regain compliance with the Price Requirement under the NASDAQ Listing Rules.

Summary of Statements of Operations for the Three Months Ended March 31, 2019 and 2018

Revenue

Akers’ revenue for the three months ended March 31, 2019 totaled $612,123, a 102% increase from the same period in 2018. The table below summarizes our revenue by product line for the three months ended March 31, 2019 and 2018, as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Product Lines	2019	2018	Percent Change

Particle ImmunoFiltration Assay (“PIFA”)	$576,317	$259,983	122%
MicroParticle Catalyzed Biosensor (“MPC”)	23,320	18,950	23%
Rapid Enzymatic Assay (“REA”)	-	9,900	(100)%
Other	12,486	13,642	(8)%
Total Revenue	$612,123	$302,475	102%

Revenue from the Company’s PIFA products increased 122% to $576,317 (2018: $259,983) during the three months ended March 31, 2019, over the same period of 2018. The increase was attributable to product supply issues encountered in the 2018 quarter that were not experienced in the 2019 quarter.

Aker’s largest U.S. distribution partners are Cardinal Health and Thermo Fisher Scientific. Domestic net sales for the three months ended March 31, 2019 for these two distributors accounted for $547,276 of the total PIFA related product revenue as compared to $209,471 for the same period of 2018.

The Company’s MPC product sales increased by 23% to $23,320 (2018: $18,950) during the three months ended March 31, 2019.

The Company’s REA products generated $0 (2018: $9,900) during the three months ended March 31, 2019.

Other revenue decreased to $12,486 (2018: $13,642) during the three months ended March 31, 2019 due to a decline in shipping/handling revenue. The category is made up principally of shipping and handling charges.

Gross Margin

The Company’s gross margin improved to 60% (2018: 2%) for the three months ended March 31, 2019, principally due to our focus on a narrowed and higher margin product lineup. Further improvements in gross margin were attributable to cost reductions, including reduced headcount, as well as a higher level of revenues against production fixed costs, such as for rent and supervisory personnel.

Cost of sales for the three months ended March 31, 2019 decreased to $245,937 (2018: $297,500) on account of the aforementioned production efficiencies.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2019, totaled $982,953, which was a 7% increase as compared to $915,533 for the three months ended March 31, 2018.

The table below summarizes our administrative expenses for the three months ended March 31, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Description	2019	2018	Percent Change
Personnel Costs	$208,038	$306,936	(32)%
Professional Service Costs	229,883	303,937	(24)%
Stock Market & Investor Relations Costs	214,554	114,166	88%
Other General and Administrative Costs	330,478	190,494	73%
Total General and Administrative Expense	$982,953	$915,533	7%

Personnel expenses decreased by 32% for the three months ended March 31, 2019 as compared to the same period of 2018 on account of a reduction in administrative headcount to five as of March 31, 2019, as compared to eight as of March 31, 2018.

Professional service costs decreased 24% for the three months ended March 31, 2019 as compared to the same period of 2018, principally on account of reduced legal fees ($150,322 (2018: $278,277)). This savings was offset by an increase in accounting and audit expenses ($40,041 (2018: $0)), because the 2018 first quarter’s accounting fees were recorded in the second quarter of 2018.

Stock market and investor fees increased 88% for the three months ended March 31, 2019. The increase in these fees was principally associated with the Company’s delisting from the London Stock Exchange.

Other general and administrative expenses increased by 73%, principally attributable to business insurance costs, $127,136 (2018: $43,699) and Director’s fees and expenses $102,906 (2018: $1,218).

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2019 totaled $149,841 which was a 70% decrease compared to $500,152 for the three months ended March 31, 2018.

The table below summarizes our sales and marketing expenses for the three months ended March 31, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Description	2019	2018	Percent Change
Personnel Costs	$65,832	$321,708	(80)%
Professional Service Costs	22,391	71,559	(69)%
Royalties and Outside Commission Costs	43,459	27,855	56%
Other Sales and Marketing Costs	18,159	79,030	(77)%
Total Sales and Marketing Expenses	$149,841	$500,152	(70)%

Personnel expenses decreased by 80% for the three months ended March 31, 2019 as compared to the same period of 2018 on account of the reduction in the Sales and Marketing headcount to zero as of March 31, 2019, as compared to five as of March 31, 2018.

Royalties and outside commission costs increased by 56%, principally on account of independent sales representative (“ISR”) costs incurred for approximately two months in 2019. There were no ISR costs in 2018. An evaluation of the ISR program determined it to be ineffective and, as a result, all ISR’s agreements were terminated effective February 19, 2019.

Other Sales and Marketing Costs declined to $18,159 (2018: $79,030) principally due to the reductions in sales and marketing personnel.

Compliance, Research and Development Expenses

Compliance, research and development expenses for the three months ended March 31, 2019 totaled $88,391, which was an 80% decrease as compared to $439,970 for the three months ended March 31, 2018.

The table below summarizes our compliance, research and development expenses for the three months ended March 31, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Description	2019	2018	Percent Change
Personnel Costs	$71,167	$299,212	(76)%
Clinical Trial Costs	-	905	(100)%
Professional Service Costs	8,743	89,276	(90)%
Other Compliance, Research and Development Costs	8,481	50,577	(83)%
Total Compliance, Research and Development Expenses	$88,391	$439,970	(80)%

Personnel expenses decreased by 76% for the three months ended March 31, 2019 as compared to the same period of 2018 due to a reduction in the headcount to three as of March 31, 2019, as compared to ten as of March 31, 2018. These staff reductions eliminated the research & development functions, with the remaining personnel maintaining regulatory and quality assurance (compliance) functions.

Professional service costs, principally third party engineering costs, declined by 90% for the three months ended March 31, 2019, as compared to the same period of 2018, principally on account of the elimination of research & development activities.

Other compliance, research and development costs declined by 83%, for the three months ended March 31, 2019, as compared to the same period of 2018, principally on account of reduction in research and development activities, as discussed above.

Other Income and Expense

Other income, net of expense, for the three months ended March 31, 2019 totaled $23,044 as compared to $33,466 for the three months ended March 31, 2018.

The table below summarizes our other income and expenses for the three months ended March 31, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Description	2019	2018	Percent Change
Currency Translation Loss	$4,659	$2,875	62%
Investment Loss	3,718	-	0%
Interest and Dividend Income	(31,421)	(36,341)	(14)%
Total Other Income, Net of Expenses	$(23,044)	$(33,466)	(31)%

Realized gains, interest and dividend income increased to $31,421 (2018: $36,341).

Liquidity and Capital Resources

On November 7, 2018, we announced that our Board of Directors had initiated a process to evaluate strategic alternatives to maximize shareholder value. This process is considering a range of potential strategic alternatives including, but not limited to, business combinations, while simultaneously supporting the Company’s management and employees in the execution of the Company’s current business activities. On November 19, 2018, we further announced that we will consider a range of potential strategic alternatives including, but not limited to, business combinations in alternative sectors including cannabis and hemp related industries. There can be no assurance that these explorations of strategic alternatives will result in any transaction or other alternative.

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

Capital expenditures for the three months ended March 31, 2019 were $0 (2018: $37,827).

Operating Activities

Our net cash consumed by operating activities totaled $748,735 during the three months ended March 31, 2019. Cash was consumed by the loss of $916,958 reduced by non-cash adjustments principally consisting of $2,314 for accrued loss on marketable securities, $15,437 for depreciation and amortization of non-current assets, $4,247 for the allowance of doubtful accounts and $15,542 for share based compensation. For the three months ended March 31, 2019, within changes of assets and liabilities, cash provided consisted of a decrease in deposits and other receivables of $9,347, a decrease in prepaid expenses of $182,655, and an increase in trade and other payables of $107,159, off-set by an increase in trade receivables of $152,445 and an increase in inventories of $16,033.

Our net cash consumed by operating activities totaled $1,800,372 during the three months ended March 31, 2018. Cash was consumed by the loss of $1,859,991 and $13,955 for accrued income on marketable securities offset by non-cash adjustment of $56,452 for depreciation, amortization of non-current assets, $24,460 for a reserve for obsolete inventory, $3,469 for amortization of deferred compensation and $20,432 for non-cash share based compensation and services. For the three months ended March 31, 2018, decreases in trade receivables of $547,773, increase in deposits and other receivables of $46,148, an increase in inventory of $50,795, prepaid expense of $76,570 and a decrease in trade and other payables of $405,499, in the aggregate, consumed cash, primarily related to routine changes in operating activities.

Investing Activities

The Company’s net cash provided by investing totaled $822,502 compared to net cash used by investing of $3,708,118 during the three months ended March 31, 2019 and 2018, respectively. Net cash provided by investing activities for the three months ended March 31, 2019 consisted of proceeds from the sale of marketable securities of $852,520 off-set by purchases of marketable securities of $30,018.

Financing Activities

The Company’s net cash provided by financing activities in 2019 was $0 (2018: $5,717,325). Net cash provided during the 2018 period reflected principally proceeds from the exercise of warrants.

Liquidity

The Company has experienced recurring losses and negative cash flows from operations. Management’s strategic plans include the following:

●	evaluating strategic alternatives to maximize shareholder value, including the consideration of a range of potential strategic alternatives including, but not limited to, business combinations and

●	Continuing to monitor and implement cost control initiatives to conserve cash.

At March 31, 2019, Akers had cash of $755,522 (including restricted cash of $480,000) and marketable securities of $4,477,525, working capital of $3,885,885, shareholders’ equity of $4,965,918 and an accumulated deficit of $116,611,839. In order to execute on our long-term strategy, including being able to execute upon our pursuit of potential strategic alternatives including but not limited to business combinations, we expect to need to raise additional funds through equity offerings, debt financing or other means. The Company may also issue equity or a portion of the purchase price for acquisitions may be in equity. There are no assurances that we will be able to produce such funds on acceptable terms or at all.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

(b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, material changes in internal control over financial reporting included the implementation of (a) enhanced monthly and quarterly closing procedures and related training of the accounting staff, that have enhanced the timeliness and completeness the preparation of the financial statements, (b) conducting quarterly balance sheet and statement of operations analytics as a component of the closing review (c) monthly inventory control and reconciliation procedures, and (d) enhanced attention to controls around the accuracy and completeness of financial disclosures in accordance with U.S. GAAP.

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

Faulkner v. Akers Biosciences, Inc., No. 2:18-cv-10521 (D.N.J.) and Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.)

On June 13, 2018, Plaintiff Tim Faulkner filed a class action complaint alleging securities violations against Akers Biosciences, Inc. (“Akers”), John J. Gormally, and Gary M. Rauch (“Individual Defendants”) (together with Akers, “Defendants”) on behalf of all persons and entities who purchased publicly traded Akers securities from May 15, 2017 through June 5, 2018 (the “Faulkner Action”). The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. In particular, the complaint alleges that Defendants made false and/or misleading statements and/or failed to disclose in its first, second, and third quarter 2017 10-Qs and its 2017 10-K that: (1) Akers was improperly recognizing revenue for the fiscal year ended December 31, 2017; and, (2) Akers had downplayed weaknesses in its internal controls over financial reporting and failed to disclose the true extent of those weaknesses. On June 20, 2018, Plaintiff David Gleason filed a class action complaint under the caption Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.) based on the same allegations and causes of action (the “Gleason Action”). On November 21, 2018, the Faulkner and Gleason Actions were consolidated under the Faulkner Action docket. The parties conducted a mediation on January 10, 2019 and agreed to a settlement in principle disposing of the consolidated action as to all Defendants, including the Individual Defendants. On March 8, 2019, the parties signed a settlement agreement, subject to approval by the Court, whereby the Company agreed to pay $2,250,000 in exchange for full releases and discharge of all claims against the Company. On the same day, Lead Plaintiffs filed a motion for preliminary approval of the settlement and to establish notice procedures. That motion remains pending.

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.)

On November 9, 2018, Plaintiff Cale Watts filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and a payment of attorneys’ fees of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On March 22, 2019, Plaintiffs filed a motion for preliminary approval of the proposed Settlement, approving the proposed form and method of providing notice of the settlement, scheduling a hearing for final approval of the settlement. (“Motion for Preliminary Approval”). On April 1, 2019, Proposed Intervenors Tiffany Chan, Jasmine Henderson, and Don Danesh Wijesekera (the “Proposed Intervenors”) filed an Opposition to the Motion for Preliminary Approval and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). Defendants’ Opposition to the Motion to Intervene and Stay is due June 17, 2019, and its Reply to the Opposition to the Motion for Preliminary Approval is due June 24, 2019. The motion day for the Motion for Preliminary Approval and the Motion to Intervene and Stay is July 1, 2019.

Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action. The Chan Action further alleges that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On April 4, 2019, the Court entered the parties’ stipulation and consent order to extend Defendants’ time to answer, move, or otherwise respond to the Complaint until 20 days after the Court decides the Motion for Preliminary Approval of the Watts’ Settlement and the Motions in Opposition to the Watts’ Settlement, or Stays the Watts Action.

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

Typenex Medical, LLC v. Akers Biosciences, Inc., JAMS Ref. No. 1450005929

On November 15, 2018, Typenex Medical LLC (“Typenex”), a telemarketing entity with whom the Company had entered into a marketing and commission agreement dated September 30, 2016 (the “Marketing Contract”), filed an arbitration against the Company before JAMS ADR (the “Arbitration”), and an arbiter was appointed to the Arbitration on December 14, 2018. In the Arbitration, Typenex has stated that it seeks “at least” $220,500 based on the allegation that the Marketing Contract entitles Typenex to a commission on sales of certain of the Company’s heparin-related products in the period two years from the Marketing Contract’s expiration, and in the alternative, Typenex seeks relief for breach of the implied covenant of good faith and fair dealing, and/or unjust enrichment. The Company vigorously opposes Typenex’s interpretation of the Marketing Contract and will continue to defend this action in the Arbitration. The parties are currently in discovery and are next scheduled to meet on May 29, 2019 for a court ordered hearing.

Disputes with Former Executives

A former executive has threatened to sue the Company and executives over the termination of executive’s employment and for contractual severance pay. The executive asserts that the Company terminated the executive for using sick leave in violation of New Jersey law and that the termination was without cause within the meaning of an employment agreement which provides for severance of one year’s salary in the event of termination without cause. With respect to this matter, the Company believes that the ultimate liability from the settlement of this matter will not be material to the Company’s condensed consolidated financial statements.

A former executive has threatened to sue the Company over the termination of the executive’s employment. The executive contends that the termination was in retaliation for complaints to the employer protected under the California whistleblower protection laws.  The executive also contends that the Company failed to pay a bonus in violation of an employment contract. The Company’s management and legal counsel believe it is too early to determine the probable outcome of this matter.

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

Item 1A. Risk Factors

There are no additional risk factors other than those discussed in our Annual Report Form 10-K filed on April 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019, other than those previously reported in a Current Report on Form 8-K.

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

AKERS BIOSCIENCES, INC.

Date: May 20, 2019	By:	/s/ Howard Yeaton
	Name:	Howard Yeaton
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

