Form 10-Q
period 2019-06-30
Akers Biosciences, Inc.
filed 2019-08-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of August 9, 2019, there were 12,512,708 shares outstanding of the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	As of
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$248,439	$181,755
Marketable Securities	4,020,498	5,272,998
Trade Receivables, net	266,860	176,326
Deposits and other receivables	-	9,347
Inventories, net	544,241	585,267
Prepaid expenses	169,591	444,435

Total Current Assets	5,249,629	6,670,128

Non-Current Assets
Prepaid expenses	267,569	298,256
Restricted Cash	115,094	500,000
Property, Plant and Equipment, net	68,481	83,456
Intangible Assets, net	223,407	243,411
Other Assets	7,672	12,002

Total Non-Current Assets	682,223	1,137,125

Total Assets	$5,931,852	$7,807,253

LIABILITIES
Current Liabilities
Trade and Other Payables	1,617,718	1,973,500

Total Liabilities	1,617,718	1,973,500

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common Stock, No par value, 500,000,000 shares authorized, 12,508,958 and 12,482,708 issued and outstanding as of June 30, 2019 and December 31, 2018	121,699,375	121,554,547
Accumulated Other Comprehensive Income (Loss)	21,489	(25,913)
Accumulated Deficit	(117,406,730)	(115,694,881)

Total Shareholders’ Equity	4,314,134	5,833,753

Total Liabilities and Shareholders’ Equity	$5,931,852	$7,807,253

The accompanying notes are an integral part to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2019 and 2018

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Product Revenue	$464,513	$526,601	$1,076,634	$829,076
Product Cost of Sales	(219,864)	(302,826)	(465,801)	(600,326)
Gross Income	244,649	223,775	610,833	228,750

Administrative Expenses	981,309	1,565,602	1,964,265	2,481,134
Sales and Marketing Expenses	14,139	469,469	163,979	969,620
Compliance, Research and Development Expenses	60,909	259,124	149,300	699,094
Litigation Settlement Expenses	-	-	75,000	-
Amortization of Non-Current Assets	10,002	42,777	20,004	85,554

Loss from Operations	(821,710)	(2,113,197)	(1,761,715)	(4,006,652)

Other (Income)/Expenses
Foreign Currency Transaction Loss	219	3,029	4,878	5,905
Loss on Investments	543	4,400	4,258	4,401
Interest and Dividend Income	(27,581)	(53,173)	(59,002)	(89,514)
Total Other Income	(26,819)	(45,744)	(49,866)	(79,208)

Loss Before Income Taxes	(794,891)	(2,067,453)	(1,711,849)	(3,927,444)

Income Tax Benefit	-	-	-	-

Net Loss	(794,891)	(2,067,453)	(1,711,849)	(3,927,444)

Other Comprehensive Gain/(Loss)
Net Unrealized Gain/(Loss) on Marketable Securities	18,059	4,401	47,402	(12,443)
Total Other Comprehensive Gain/(Loss)	18,059	4,401	47,402	(12,443)

Comprehensive Loss	$(776,832)	$(2,063,052)	$(1,664,447)	$(3,939,887)

Basic and Diluted loss per common share	$(0.06)	$(0.18)	$(0.14)	$(0.38)

Weighted average basic and diluted common shares outstanding	12,500,923	11,656,788	12,492,115	10,293,569

The accompanying notes are an integral part to these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	For the Six Months Ended June 30, 2019
	Preferred		Common				Accumulated
	Shares		Shares				Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2018 (audited)	-	$-	12,482,708	$121,554,547	$-	$(115,694,881)	$(25,913)	$5,833,753

Net loss	-	-	-	-	-	(916,958)	-	(916,958)
Issuance of unrestricted stock to a key employee	-	-	15,000	15,874	-	-	-	15,874
Issuance of restricted stock units to directors for services	-	-	-	3,906	-	-	-	3,906
Net unrealized gain on marketable securities	-	-	-	-	-	-	29,343	29,343

Balance at March 31, 2019 (unaudited)	-	-	12,497,708	121,574,327	-	(116,611,839)	3,430	4,965,918
Net loss	-	-	-	-	-	(794,891)	-	(794,891)
Issuance of unrestricted stock to a key employee	-	-	11,250	6,570	-	-	-	6,570
Issuance of restricted stock units to directors for services	-	-	-	118,478	-	-	-	118,478
Net unrealized gain on marketable securities	-	-	-	-	-	-	18,059	18,059

Balance at June 30, 2019 (unaudited)	-	-	12,508,958	121,699,375	-	(117,406,730)	21,489	4,314,134

	For the Six Months Ended June 30, 2018
	Preferred		Common				Accumulated
	Shares		Shares				Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity

Balance at December 31, 2017 (audited)	1,755	$1,755,000	5,534,692	$110,647,169	$(3,469)	$(104,845,847)	$-	$7,552,853

Net loss	-	-	-	-	-	(1,859,991)	-	(1,859,991)
Exercise of warrants for common stock	-	-	3,811,509	5,717,325	-	-	-	5,717,325
Conversion of preferred stock to common stock	(1,755)	(1,755,000)	1,464,930	1,755,000	-	-	-	-
Amortization of deferred compensation	-	-	-	-	3,469	-	-	3,469
Issuance of unrestricted stock to a key employee	-	-	3,125	5,175	-	-	-	5,175
Issuance of non-qualified stock options to key employees	-	-	-	2,712	-	-	-	2,712
Issuance of restricted stock for services to non-employees	-	-	-	12,545	-	-	-	12,545
Net unrealized loss on marketable securities	-	-	-	-	-	-	(16,843)	(16,843)

Balance at March 31, 2018 (unaudited)	-	-	10,814,256	118,139,926	-	(106,705,838)	(16,843)	11,417,245
Net loss	-	-	-	-	-	(2,067,453)	-	(2,067,453)
Exercise of warrants for common stock	-	-	966,506	1,437,875	-	-	-	1,437,875
Conversion of preferred stock to common stock	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Issuance of unrestricted stock to a key employee	-	-	-	-	-	-	-	-
Issuance of non-qualified stock options to key employees	-	-	-	2,742	-	-	-	2,742
Issuance of restricted stock for services to non-employees	-	-	-	-	-	-	-	-
Net unrealized loss on marketable securities	-	-	-	-	-	-	4,400	4,400

Balance at June 30, 2018 (unaudited)	-	-	11,780,762	119,580,543	-	(108,773,291)	(12,443)	10,794,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(1,711,849)	$(3,927,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued income on marketable securities	3,514	(16,332)
Depreciation and amortization	34,979	112,903
Reserve for obsolete inventory	-	32,283
Reserve for doubtful accounts	4,247	97,000
Loss on sales of securities	4,258	-
Amortization of deferred compensation	-	3,469
Share based compensation to employees - options	-	5,454
Share based compensation to an employee	22,444	-
Share based compensation to directors - restricted stock units	122,384	5,175
Share based compensation to non-employees - restricted stock	-	12,545
Changes in assets and liabilities:
(Increase)/decrease in trade receivables	(94,781)	455,048
(Increase)/decrease in deposits and other receivables	9,347	(43,941)
(Increase)/decrease in inventories	41,026	(99,220)
(Increase)/decrease in prepaid expenses	305,531	(521,676)
Decrease in other assets	4,330	-
Increase/(decrease) in trade and other payables	(355,782)	66,844
Net cash used in operating activities	(1,610,352)	(3,817,892)

Cash flows from investing activities
Purchases of property, plant and equipment	-	(37,698)
Purchases of marketable securities	(62,516)	(5,268,754)
Proceeds from sale of marketable securities	1,354,646	2,306,675
Net cash provided by/(used in) investing activities	1,292,130	(2,999,777)

Cash flows from financing activities
Net proceeds from exercise of warrants for common stock	-	7,155,200
Net cash provided by financing activities	-	7,155,200

Net increase/(decrease) in cash and restricted cash	(318,222)	337,531
Cash and restricted cash at beginning of period	681,755	438,432
Cash and restricted cash at end of period	$363,533	$775,963

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized gains/(losses) on marketable securities	$47,402	$(12,443)
Conversion of Series B Preferred Stock to common shares	$-	$1,755,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2018 and 2017 included in the Company’s 2018 Form 10-K, as filed on April 1, 2019. In the opinion of the management, these condensed consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2019 and its results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

At June 30, 2019, restricted cash included in non-current assets on the Company’s consolidated balance sheet was $115,094 representing cash in trust for the purpose of funding legal fees for certain litigations.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

Following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2019 and December 31, 2018.

U.S. Agency Securities: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2019	$-	$4,020,498	$-

Marketable securities at December 31, 2018	$-	$5,272,998	$-

Marketable securities include U.S. agency securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains and losses relating to the available for sale investment securities were recorded in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as comprehensive (loss) income. These amounts were $18,059 and $47,402 in unrealized gain for the three and six months ended June 30, 2019 and a decrease of $4,401 and an increase of $12,443 in unrealized loss for the three and six months ended June 30, 2018, respectively.

Gains and losses resulting from the sales of marketable securities were a loss of $543 and $4,400 for the three months ended June 30, 2019 and 2018, and a loss of $4,258 and $4,401 for the six months ended June 30, 2019 and 2018, respectively.

Proceeds from the sale of marketable securities in the three and six months ended June 30, 2019 were $502,126 and $1,354,646, respectively and in the three and six months ended June 30, 2018 were $2,004,580 and $2,306,675, respectively.

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

As of June 30, 2019 and December 31, 2018, allowances for doubtful accounts for trade receivables were $605,848 and $606,835. Bad debt expenses for trade receivables were $0 and $125,500 for the three months ended June 30, 2019 and 2018, respectively and $4,247 and $125,500 for the six months ended June 30, 2019 and 2018, respectively.

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

Major Customers

For the three months ended June 30, 2019, three customers generated 42%, 20%, and 19% or 81% in the aggregate, of the Company’s revenue. For the six months ended June 30, 2019, two customers generated 44% and 34%, or 78% in the aggregate, of the Company’s revenue.

For the three months ended June 30, 2018, three customers generated 33%, 27%, and 12%, or 72% in aggregate, of the Company’s revenue. For the six months ended June 30, 2018, two customers generated 49% and 17%, or 66% in the aggregate, of the Company’s revenue.

Two customers accounted for 53% and 23%, or 76% in the aggregate, of gross trade receivables, before accounting for allowance for doubtful accounts, as of June 30, 2019. As of June 30, 2019, the Company had $458,902 and $201,330 in trade receivables, respectively, from these customers. These concentrations make the Company vulnerable to a near-term severe impact should these relationships be terminated. The largest of these customer balances was fully reserved as of June 30, 2019, and on June 21, 2019, this customer filed suit against the Company (see note 7).

Two customers accounted for 59% and 14%, or 73% in the aggregate, of gross trade receivables, before accounting for allowance for doubtful accounts, as of December 31, 2018. As of December 31, 2018, the Company had $458,902 and $111,037 in trade receivables, respectively, from these customers. These concentrations make the Company vulnerable to a near-term severe impact should these relationships be terminated. The largest of these customer balances was fully reserved as of December 31, 2018, and on June 21, 2019, this customer filed suit against the Company (see note 7).

To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Major Suppliers

For the three months ended June 30, 2019, two suppliers accounted for 66% and 10%, or 76%, in the aggregate, of the Company’s purchases. For the six months ended June 30, 2019, one supplier accounted for 50%, of the Company’s purchases.

For the three months ended June 30, 2018, two suppliers accounted for 13% and 11%, or 24% in the aggregate, of the Company’s purchases. For the six months ended June 30, 2018, no supplier accounted for 10% or more of the Company’s purchases.

Three vendors accounted for 70% in the aggregate, of trade payables as of June 30, 2019. As of June 30, 2019, the Company had $180,114, $123,000, and $116,206 in trade payables, respectively, to these vendors.

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

Depreciation expense totaled $9,542 and $13,675 for the three months ended June 30, 2019 and 2018, respectively and $14,975 and $27,350 for the six months ended June 30, 2019 and 2018, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(k)	Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite lives are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of operations and comprehensive loss.

Intangible assets as of June 30, 2019 and December 31, 2018 were $223,407 and $243,411, respectively. Intangible assets at June 30, 2019 consisted of patents, trademarks and customer lists of $3,897,635 net of accumulated amortization and impairment of $3,674,228.

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. Amortization expense was $10,002 and $42,777 for the three months ended June 30, 2019 and 2018, respectively and $20,004 and $85,553 for the six months ended June 30, 2019 and 2018, respectively.

The following is an annual schedule of approximate future amortization of the Company’s intangible assets:

Period	Amount
2019 (six months)	$20,004
2020	40,008
2021	40,008
2022	40,008
2023	40,008
Thereafter	43,371
$223,407

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

The Company uses the most likely amount approach to determine the variable consideration of the transaction price in order to account for the contractual rebates and incentives that are estimated and adjusted for over time. The Company provides for rebates to its distributors. The Company had accrued for rebates and incentives of $1,000 and $23,179, as of June 30, 2019 and December 31, 2018. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized $7,679 and $6,350 during the three months ended June 30, 2019 and 2018 and $16,377 and $43,894 for the six months ended June 30, 2019 and 2018 for rebates, which is included as a reduction of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three and six months ended June 30, 2019 and 2018 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2019 and 2018. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(o)	Shipping and Handling Fees and Costs

The Company charges actual shipping costs plus a handling fee to customers, which amounted to $9,511 and $18,739 for the three months ended June 30, 2019 and 2018 and $21,997 and $32,380 for the six months ended June 30, 2019 and 2018, respectively. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as product cost of sales, which amounted to $15,660 and $37,993 for the three months ended June 30, 2019 and 2018, respectively and $27,579 and $64,937 for the six months ended June 30, 2019 and 2018, respectively.

(p)	Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered anti-dilutive.

The calculation of basic and diluted loss per share for the three months ended June 30, 2019 and 2018 was based on the net loss of $794,891 and $2,067,453, respectively and $1,711,849 and $3,927,444 for the six months ended June 30, 2019 and 2018, respectively. The basic and diluted weighted average number of common shares outstanding for the three months ended June 30, 2019 and 2018 was 12,500,923 and 11,656,788, respectively and 12,492,115 and 10,293,569 for the six months ended June 30, 2019 and 2018, respectively.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended June 30,
	2019	2018
Stock Options	4,064	25,250
RSUs	374,481	-
Warrants	2,110,737	1,416,229
Total potentially dilutive shares	2,489,282	1,441,479

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(q)	Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

As the Company is an emerging growth company (“EGC”), it has elected to adopt recently issued accounting pronouncements based on effective dates applicable to other than public business entities. The Company is expected to lose its EGC status on December 31, 2019 as it is the last day of the fiscal year following the fifth anniversary of the effective date of its registration statement on January 23, 2014.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2019, including interim periods within that fiscal year. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosures.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3 – Recent Developments and Management’s Plans

On December 19, 2018, the Company announced its intent to delist from the AIM Market of the London Stock Exchange. The Company believed that due to the relatively low liquidity in the Company’s common stock, remaining listed on the AIM Market did not merit the ongoing costs and regulatory complexities associated with maintaining the AIM listing. On March 5, 2019, the Company held a special meeting of shareholders who then voted in favor of the Company delisting from the AIM Market. The delisting took effect on March 29, 2019.

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

Historically, the Company has relied upon public offerings and private placements of common stock to raise operating capital. As of August 9, 2019, the Company had cash and marketable securities of approximately $3.99 million (excluding restricted cash of $115,094) and working capital of approximately $3.53 million.

The Company anticipates that available cash and marketable securities, as well as expected cash from operations, will be sufficient to meet its obligations as they fall due within one year after these financial statements are issued.

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

Inventories consist of the following:

	June 30, 2019	December 31, 2018

Raw Materials	$404,094	$542,761
Sub-Assemblies	686,386	711,181
Finished Goods	479,457	635,565
Reserve for Obsolescence	(1,025,696)	(1,304,240)
	$544,241	$585,267

Obsolete inventory charged to cost of goods was $41,849 and $7,477, during the three months ended June 30, 2019 and 2018, and $45,946 and $28,987 during the six months ended June 30, 2019 and 2018, respectively.

Note 5 - Trade and Other Payables

Trade and other payables consists of the following:

	June 30, 2019	December 31, 2018

Trade Payables	$741,875	$686,578
Accrued Expenses	816,093	1,227,172
Deferred Compensation	59,750	59,750
	$1,617,718	$1,973,500

See also Note 9 for related party information.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 103,750 shares of the Company’s common stock. As of June 30, 2019, grants of restricted stock and options to purchase 71,590 shares of Common Stock have been issued pursuant to the 2013 Plan, and 32,160 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 168,750 shares of the Company’s common stock. As of June 30, 2019, grants of restricted stock and options to purchase 62,282 shares of Common Stock have been issued pursuant to the 2017 Plan, and 106,468 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan provides for the issuance of up to 1,875,000 shares of the Company’s common stock. As of June 30, 2019, grants of RSUs to purchase 374,481 shares of Common Stock have been issued pursuant to the 2018 Plan, and 1,500,519 shares of Common Stock remain available for issuance.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments, continued

Stock Options

The following table summarizes the option activities for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2018	10,502	$30.41	$17.42	1.43	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(6,438)	33.79	23.72	0.58	-
Canceled/Expired	-	-	-	-	-
Balance at June 30, 2019	4,064	$25.04	$7.46	1.50	$-
Exercisable as of June 30, 2019	4,064	$25.04	$7.46	1.50	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.45 for the Company’s common shares on June 30, 2019. As the closing stock price on June 30, 2019 is lower than the exercise price, there is no intrinsic value to disclose.

As of June 30, 2019, all of the Company’s outstanding stock options were fully vested and exercisable.

During the three months ended June 30, 2019 and 2018, the Company incurred stock option expenses totaling $0 and $2,742, respectively and $0 and $5,454 for the six months ended June 30, 2019 and 2018, respectively.

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

At June 30, 2019, the unamortized value of the RSU’s was $240,863. The unamortized amount will be expensed over the remaining period of six months. A summary of activity related to RSUs for the six months ended June 30, 2019 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	-	$-
Granted	374,481	$0.97
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at June 30, 2019	374,481	$0.97
Exercisable as of June 30, 2019	-	-

During the three and six months ended June 30, 2019, the Company incurred RSU expense of $118,478 and $122,384, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6 - Share-based Payments, continued

Stock Warrants

The table below summarizes the warrant activity for the period ended June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2018	2,110,737	$3.10	4.21	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2019	2,110,737	$3.10	3.71	$-
Exercisable as of June 30, 2019	2,110,737	$3.10	3.71	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.45 for the Company’s common shares on June 30, 2019. All warrants were vested on date of grant.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7 – Equity

During the six months ended June 30, 2019, the Company issued 26,250 shares of Common Stock to Mr. Yeaton pursuant to his employment agreement. These shares had a fair value of $22,444 on the date of grant, of which $4,238 was recorded in trade and other payables in the consolidated balance sheet as of December 31, 2018 and $6,570 and $18,206 were recorded as expense in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, respectively.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases its facility in West Deptford, New Jersey under an operating lease (“Thorofare Lease”) with annual rentals of $132,000 plus common area maintenance (CAM) charges. The lease, which took effect on January 1, 2008, reduced the CAM charges allowing the Company to reach their own agreements with utilities and other maintenance providers. On January 7, 2013, the Company extended its lease agreement for a term of 7 years, expiring December 31, 2019. Rent expense for the Thorofare Lease, including related CAM charges for the three months ended June 30, 2019 and 2018 totaled $40,955 and $40,928, respectively and $82,320 and $83,144 for the six months ended June 30, 2019 and 2018, respectively. The Company entered into a 24-month lease for a satellite office located in Ramsey, New Jersey (“Ramsey Lease”) with annual rents of $25,980 plus common area maintenance (CAM) charges. The lease took effect on June 1, 2017 and ran through May 31, 2019. Rent expenses for the Ramsey Lease, including related CAM charges totaled $6,495 and $6,495 for the three months ended June 30, 2019 and 2018, respectively, and $12,990 and $12,990 for the six months ended June 30, 2019 and 2018, respectively. The Company entered into a 29-month lease for warehouse space located in Pitman, New Jersey (“Pitman Lease”) with annual rents of $40,839. The lease took effect on August 1, 2017 and runs through December 31, 2019. Rent expenses for the Pitman Lease totaled $10,210 and $9,913 for the three months ended June 30, 2019 and 2018, and $20,420 and $19,825 for the six months ended June 30, 2019 and 2018, respectively. A security deposit of $4,950 is included in other assets on the Condensed Consolidated Balance Sheet.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Thorofare	Pitman	Equipment
	Lease	Lease	Lease	Total
Next 6 Months	$66,000	$19,824	$3,078	$88,902

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

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expenses of $23,520 and $27,082 for the three months ended June 30, 2019 and 2018, and $54,804 and $58,771 for the six months ended June 30, 2019 and 2018, respectively, which are included in sales and marketing expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of June 30, 2019, the Company owed ChubeWorkx royalties of $11,760 which is included in trade and other payables within the condensed consolidated balance sheet.

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

Litigation and Settlements

Faulkner v. Akers Biosciences, Inc., No. 2:18-cv-10521 (D.N.J.) and Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.)

On June 13, 2018, Plaintiff Tim Faulkner filed a class action complaint alleging securities violations against Akers Biosciences, Inc. (“Akers”), John J. Gormally, and Gary M. Rauch (“Individual Defendants”) (together with Akers, “Defendants”) on behalf of all persons and entities who purchased publicly traded Akers securities from May 15, 2017 through June 5, 2018 (the “Faulkner Action”). The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. In particular, the complaint alleges that Defendants made false and/or misleading statements and/or failed to disclose in its first, second, and third quarter 2017 10-Qs and its 2017 10-K that: (1) Akers was improperly recognizing revenue for the fiscal year ended December 31, 2017; and, (2) Akers had downplayed weaknesses in its internal controls over financial reporting and failed to disclose the true extent of those weaknesses. On June 20, 2018, Plaintiff David Gleason filed a class action complaint under the caption Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.) based on the same allegations and causes of action (the “Gleason Action”). On November 21, 2018, the Faulkner and Gleason Actions were consolidated under the Faulkner Action docket. The parties conducted a mediation on January 10, 2019 and agreed to a settlement in principle disposing of the consolidated action as to all Defendants, including the Individual Defendants. On March 8, 2019, the parties signed a settlement agreement, subject to approval by the Court, whereby the Company agreed to pay $2,250,000 in exchange for full releases and discharge of all claims against the Company. On the same day, Lead Plaintiffs filed a motion for preliminary approval of the settlement and to establish notice procedures. On July 3, 2019, the Court granted the motion for preliminary approval and scheduled a final settlement hearing for November 8, 2019. On or about July 24, 2019, the Company’s D&O insurer sent the settlement payment of $2,250,000 to the settlement agent for the class.

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.)

On November 9, 2018, Plaintiff Cale Watts filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and an attorneys’ fees payment of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On March 22, 2019, Plaintiffs filed a motion seeking (a) preliminary approval of the proposed Settlement, (b) approval of the proposed form and method of providing notice of the Settlement, and (c) scheduling a hearing for final approval of the settlement (the “Motion for Preliminary Approval”). On April 1, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh Wijesekera (the “Proposed Intervenors”) filed an Opposition to the Motion for Preliminary Approval, and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). Defendants’ Opposition to the Motion to Intervene and Stay is due August 20, 2019, and its Reply in further support of the Motion for Preliminary Approval is due August 27, 2019. The Motion for Preliminary Approval and the Motion to Intervene and Stay are currently returnable on September 3, 2019.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements, continued

Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action. The Chan Action further alleges that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On April 4, 2019, the Court entered the parties’ stipulation and consent order to extend Defendants’ time to answer, move, or otherwise respond to the Complaint until 20 days after the Court (a) decides the Motion for Preliminary Approval of the Watts Settlement, (b) decides the Motion in Opposition to the Watts Settlement, (c) decides the Motion to Intervene and Stay in the Watts Action, and/or (d) stays the Watts Action.

Watts and Chan Matters – Potential Resolution

On August 12, 2019, counsel for all parties in the Watts Action and the Chan Action informed the Watts Court that they had agreed in principle to a resolution of both the Watts and Chan Actions, and expected to have finalized paperwork for the Court’s review and approval within 30-45 days. The parties have a follow-up call scheduled with the Court for October 3, 2019.

Faulkner, Gleason, Watts and Chan Matters

With respect to the Faulkner, Gleason, Watts and Chan matters, the Company maintains D&O liability insurance coverage, with a company retention of $500,000. The D&O liability insurance coverage provides insurance coverage to both the Company and the Directors and Officers for covered defense and indemnification. Through December 31, 2018, the Company recorded a cumulative charge of $500,000, representing the insurance carrier retention requirement. The insurance carrier has provided notice that it has reserved certain rights, and through the date of the filing of this Quarterly Report on Form 10-Q, the Company may incur additional costs related to these matters, the amounts of which are not able to be determined at this time.

Typenex Medical, LLC v. Akers Biosciences, Inc., JAMS Ref. No. 1450005929

On November 15, 2018, Typenex Medical LLC (“Typenex”), a telemarketing entity with whom the Company had entered into a marketing and commission agreement dated September 30, 2016 (the “Marketing Contract”), filed an arbitration against the Company before JAMS ADR (the “Arbitration”), and an arbiter was appointed to the Arbitration on December 14, 2018. In the Arbitration, Typenex stated that was seeking “at least” $220,500 based on the allegation that the Marketing Contract entitles Typenex to a commission on sales of certain of the Company’s heparin-related products in the period two years from the Marketing Contract’s expiration, and in the alternative, Typenex was seeking relief for breach of the implied covenant of good faith and fair dealing, and/or unjust enrichment.

On July 19, 2019, the Company and Typenex executed a settlement agreement. Pursuant to the settlement agreement, the Company agreed to pay Typenex $50,000 in cash and to issue 40,000 shares of the Company’s common stock. As of June 30, 2019, $66,800 is included in accrued expenses within the condensed consolidated balance sheets for this settlement.

NovoTek Therapeutics Inc. and NovoTek Pharmaceuticals Limited v. Akers Biosciences, Inc.

On June 21, 2019, the Company received a complaint, filed by Novotek Therapeutics Inc., and Novotek Pharmaceuticals Limited (collectively, “Novotek”), Beijing-based entities, in the United States District Court for the District of New Jersey, alleging, among other things, breach of contract. Novotek is seeking, among other things, damages in the amount of $1,551,562, plus interest, disbursements and attorneys’ fees. The Company vigorously disputes the allegations in the complaint and has retained counsel to defend it. The Company is not yet able to determine the amount of the Company’s exposure, if any.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements, continued

Neelima Varma v. Akers Biosciences, Inc. and St. David’s Healthcare Partnership, L.P., LLP CAUSE NO: D-1-GN-19-004262

On July 25, 2019, the Company was notified that on July 23, 2019, a complaint was filed by Neelima Varma, against the Company and St. David’s Healthcare Partnership, L.P., LLP (“St. David’s”), in the district court of Travis County, Texas, alleging, among other things, negligence, gross negligence and strict product liability, breach of express warranty, breach of implied warranty and fraudulent misrepresentation and omission, with respect to a medical device which the Company had sold through one its distributors to St. David’s. Ms. Varma is seeking aggregate monetary relief from the Company and St. David’s in excess of $1,000,000. The Company carries product liability insurance. The insurance carrier has provided notice that it has reserved certain rights. The Company and its insurance carrier will contest this complaint vigorously. The Company believes that its product liability insurance coverage will be adequate to cover the potential exposure for this matter.

Douglas Carrara v. Akers Biosciences, Inc., John Does 1-10, and XYZ Corp. 1-10, Docket No. ESX-L-5272-19 (N.J. Super. Ct., Essex County):

Douglas Carrara, a former executive, has sued the Company over the termination of his employment. The executive seeks contractual severance pay in the amount of $200,000. The executive asserts that the termination was without cause within the meaning of his employment agreement, which provides for severance of one year’s salary in the event of termination without cause. The executive also seeks indemnification for approximately $8,000 in attorneys’ fees that he contends he incurred in regard to company business. With regard to both claims, the executive seeks to recover his attorneys’ fees under a fee-shifting provision in his employment agreement.

The Company’s answer to the complaint is due August 28, 2019. With respect to this matter, the Company believes that the ultimate liability from the resolution of this matter will not be material to the Company’s condensed consolidated financial statements.

Other

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

Note 9 – Related Parties

CEO and Interim CFO

Effective on October 5, 2018, the Board appointed Howard R. Yeaton, to serve as the Chief Executive Officer and interim Chief Financial Officer of the Company. Mr. Yeaton is the managing principal of FCS and the Company’s relationship with FCS shall continue, with FCS continuing to provide accounting services to the Company. FCS is considered to be a related party. During the three and six months ended June 30, 2019, the Company incurred costs of $0 and $23,506 with FCS in connection with these services. As of June 30, 2019, the Company owed FCS $52,913 which is included in trade and other payables on the Condensed Consolidated Balance Sheet.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10 – Revenue Information

Revenue by product lines was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Line	2019	2018	2019	2018
MicroParticle Catalyzed Biosensor (“MPC”)	$65,344	$106,680	$88,664	$125,630
Particle ImmunoFiltration Assay (“PIFA”)	304,658	356,082	880,973	616,066
Rapid Enzymatic Assay (“REA”)	85,000	45,100	85,000	55,000
Other	9,511	18,739	21,997	32,380
Total Revenue	$464,513	$526,601	$1,076,634	$829,076

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Geographic Region	2019	2018	2019	2018
United States	$447,013	$462,383	$1,059,134	$757,116
Rest of World	17,500	64,218	17,500	71,960
Total Revenue	$464,513	$526,601	$1,076,634	$829,076

The Company had long-lived assets totaling $13,097 and $14,294 located in the People’s Republic of China and $278,791 and $312,573 located in the United States as of June 30, 2019 and December 31, 2018, respectively.

Note 11 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

During the three months ended June 30, 2019 and 2018, the Company made matching contributions to the 401(k) Plan of $7,425 and $15,314, respectively and $16,888 and $29,116 for the six months ended June 30, 2019 and 2018, respectively.

Note 12 – Subsequent Event

Pursuant to an unsecured promissory note dated July 4, 2019, on July 25, 2019 the Company advanced $100,000 to a company in the hemp related industry with which the Company has been considering for a potential business transaction. The loan bears interest at a rate of 8% per annum, and is payable in full on October 2, 2019.

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

Further to the Company’s pursuit of strategic alternatives, pursuant to an unsecured promissory note dated July 4, 2019, on July 25, 2019 the Company advanced $100,000 to a company in the hemp related industry with which the Company has been considering a potential business transaction. The loan bears interest at a rate of 8% per annum, and is payable in full on October 2, 2019.

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

Summary of Statements of Operations for the Three Months Ended June 30, 2019 and 2018

Revenue

Akers’ revenue for the three months ended June 30, 2019 totaled $464,513, a 12% decrease from the same period in 2018. The table below summarizes our revenue by product line for the three months ended June 30, 2019 and 2018, as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,
Product Lines	2019	2018	Percent Change

Particle ImmunoFiltration Assay (“PIFA”)	$304,658	$356,082	(14)%
MicroParticle Catalyzed Biosensor (“MPC”)	65,344	106,680	(39)%
Rapid Enzymatic Assay (“REA”)	85,000	45,100	88%
Other	9,511	18,739	(49)%
Total Revenue	$464,513	$526,601	(12)%

Revenue from the Company’s PIFA products decreased 14% to $304,658 (2018: $356,082) during the three months ended June 30, 2019, as compared to the same period of 2018. The decrease in the 2019 quarter was principally attributable to a larger new customer order in 2018 which was not repeated in the 2019 quarter.

Aker’s largest U.S. distribution partners are Cardinal Health and Thermo Fisher Scientific. Domestic net sales for the three months ended June 30, 2019 for these two distributors accounted for $284,714 of the total PIFA related product revenue as compared to $185,263 for the same period of 2018.

The Company’s MPC product sales decreased by 39% to $65,344 (2018: $106,680) during the three months ended June 30, 2019. The sales decrease was principally attributable to the loss of a customer who had a large order in the 2018 quarter.

The Company’s REA products generated $85,000 (2018: $45,100) during the three months ended June 30, 2019. The increase was attributable to a significant order by a large customer.

Other revenue decreased to $9,511 (2018: $18,739) during the three months ended June 30, 2019 due to a decline in shipping/handling revenue. The category is made up principally of shipping and handling charges.

Gross Margin

The Company’s gross profit percentage improved to 53% (2018: 42%), and the gross margin improved to $244,649 (2018: $223,775) for the three months ended June 30, 2019, principally due to our focus on a more narrowed and higher margin product lineup. Furthermore, improvements in gross margin were attributable to cost reductions, including reduced headcount.

Cost of sales for the three months ended June 30, 2019 decreased to $219,864 (2018: $302,826) on account of lower revenues, as well as on account of the aforementioned production efficiencies and headcount reductions.

Administrative Expenses

Administrative expenses for the three months ended June 30, 2019, totaled $981,309, which was a 37% decrease as compared to $1,565,602 for the three months ended June 30, 2018.

The table below summarizes our administrative expenses for the three months ended June 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent Change
Description	2019	2018
Personnel Costs	$169,960	$192,792	(12)%
Professional Service Costs	345,282	927,812	(63)%
Stock Market & Investor Relations Costs	63,407	145,771	(57)%
Other Administrative Costs	402,660	299,227	35%
Total Administrative Expense	$981,309	$1,565,602	(37)%

Personnel expenses decreased by 12% for the three months ended June 30, 2019 as compared to the same period of 2018 on account of a reduction in administrative headcount to four as of June 30, 2019, as compared to five as of June 30, 2018.

Professional service costs decreased 63% for the three months ended June 30, 2019 as compared to the same period of 2018, principally on account of reduced legal fees ($368,405 (2018: $605,175)) and a decrease in accounting and audit expenses (($25,160) (2018: $236,042)). The higher costs in 2018 were principally attributable to the investigation and restatement of the financial statements, and certain litigation defense costs.

Stock market and investor fees decreased 57% for the three months ended June 30, 2019. The decrease in these fees was principally associated with the Company having delisted from the London Stock Exchange during the first quarter of 2019, and thereafter avoiding the costs associated with a presence on the London Stock Exchange.

Other administrative expenses increased by 35%, principally attributable to increased business insurance costs, $128,411 (2018: $52,053) and Director’s fees and expenses $190,478 (2018: $600).

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2019 totaled $14,139 which was a 97% decrease compared to $469,469 for the three months ended June 30, 2018.

The table below summarizes our sales and marketing expenses for the three months ended June 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,
Description	2019	2018	Percent Change
Personnel Costs	$(114)	$266,889	(100)%
Professional Service Costs	10,712	69,065	(84)%
Royalties and Outside Commission Costs	(2,709)	69,983	(104)%
Other Sales and Marketing Costs	6,250	63,532	(90)%
Total Sales and Marketing Expenses	$14,139	$469,469	(97)%

During the first quarter of 2019, as part of our cost savings measures, we eliminated the personnel within the sales and marketing departments, including employees, consultants and third party related representatives.

Personnel expenses decreased by 100% for the three months ended June 30, 2019 as compared to the same period of 2018 on account of the reduction in the Sales and Marketing headcount to zero as of June 30, 2019, as compared to five as of June 30, 2018.

Professional service costs decreased 84% for the three months ended June 30, 2019, as compared to the same period of 2018, principally on account of reductions in the services provided by third party vendors.

Royalties and outside commission costs decreased by 104%, on account of the elimination of independent sales representatives (“ISRs).

Other Sales and Marketing Costs declined to $6,250 (2018: $63,532) principally due to the reductions in travel and entertainment for the sales and marketing personnel.

Compliance, Research and Development Expenses

Compliance, research and development expenses for the three months ended June 30, 2019 totaled $60,909, which was a 76% decrease as compared to $259,124 for the three months ended June 30, 2018.

The table below summarizes our compliance, research and development expenses for the three months ended June 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,
Description	2019	2018	Percent Change
Personnel Costs	$59,237	$176,202	(66)%
Clinical Trial Costs	-	575	(100)%
Professional Service Costs	1,299	48,620	(97)%
Other Compliance, Research and Development Costs	373	33,727	(99)%
Total Compliance, Research and Development Expenses	$60,909	$259,124	(76)%

During the second half of 2018, we eliminated the research and development functions of the company in connection with focusing the business on current products and reducing costs.

Personnel expenses decreased by 66% for the three months ended June 30, 2019 as compared to the same period of 2018 due to a reduction in the headcount to three as of June 30, 2019, as compared to ten as of June 30, 2018. With these staff reductions, we eliminated the research & development functions, with the remaining personnel maintaining regulatory and quality assurance (compliance) functions.

Professional service costs, principally third party engineering costs, declined by 97% for the three months ended June 30, 2019, as compared to the same period of 2018, principally on account of the elimination of research & development activities.

Other compliance, research and development costs declined by 99%, for the three months ended June 30, 2019, as compared to the same period of 2018, principally on account of reduction in research and development activities, as discussed above.

Other Income and Expense

Other income, net of expense, for the three months ended June 30, 2019 totaled $26,819 as compared to $45,744 for the three months ended June 30, 2018.

The table below summarizes our other income and expenses for the three months ended June 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,
Description	2019	2018	Percent Change
Currency Translation Loss	$(219)	$(3,029)	93%
Realized Gains on Investments	(543)	(4,400)	88%
Interest and Dividend Income	27,581	53,173	(48)%
Total Other Income, Net of Expenses	$26,819	$45,744	(41)%

Summary of Statements of Operations for the Six Months Ended June 30, 2019 and 2018

Revenue

Akers’ revenue for the six months ended June 30, 2019 totaled $1,076,634, a 30% increase from the same period in 2018. The table below summarizes our revenue by product line for the six months ended June 30, 2019 and 2018, as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Product Lines	2019	2018	Percent Change

Particle ImmunoFiltration Assay (“PIFA”)	$880,973	$616,066	43%
MicroParticle Catalyzed Biosensor (“MPC”)	88,664	125,630	(29)%
Rapid Enzymatic Assay (“REA”)	85,000	55,000	55%
Other	21,997	32,380	(32)%
Total Revenue	$1,076,634	$829,076	30%

Revenue from the Company’s PIFA products increased 43% to $880,973 (2018: $616,066) during the six months ended June 30, 2019, as compared to the same period of 2018. The increase was attributable to product supply issues encountered in the first two quarters of 2018 that were not experienced in the 2019 periods.

Aker’s largest U.S. distribution partners are Cardinal Health and Thermo Fisher Scientific. Domestic net sales for the six months ended June 30, 2019 for these two distributors accounted for $831,989 of the total PIFA related product revenue as compared to $394,734 for the same period of 2018.

The Company’s MPC product sales decreased by 29% to $88,664 (2018: $125,630) during the six months ended June 30, 2019. The sales decrease was principally attributable to the loss of a customer who had a large order in the 2018 quarter.

The Company’s REA products generated $85,000 (2018: $55,000) during the six months ended June 30, 2019, principally on account of a large order by a customer during the 2019 period.

Other revenue decreased to $21,997 (2018: $32,380) during the six months ended June 30, 2019 due to a decline in shipping/handling revenue. The category is made up principally of shipping and handling charges.

Gross Margin

The Company’s gross profit percentage improved to 57% (2018: 28%), and the gross margin improved to $610,833 (2018: $228,750) for the six months ended June 30, 2019, principally due to our focus on a more narrowed and higher margin product lineup. Furthermore, improvements in gross margin were attributable to cost reductions, including reduced headcount, as well as a higher level of revenues against production fixed costs, such as for rent and supervisory personnel.

Cost of sales for the six months ended June 30, 2019 decreased to $465,801 (2018: $600,326) on account of the aforementioned production efficiencies and headcount reductions.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2019, totaled $1,964,265, which was a 21% decrease as compared to $2,481,134 for the six months ended June 30, 2018.

The table below summarizes our administrative expenses for the six months ended June 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,		Percent Change
Description	2019	2018
Personnel Costs	$377,999	$499,727	(24)%
Professional Service Costs	575,165	1,231,750	(53)%
Stock Market & Investor Relations Costs	277,961	259,937	7%
Other Administrative Costs	733,140	489,720	50%
Total Administrative Expense	$1,964,265	$2,481,134	(21)%

Personnel expenses decreased by 24% for the six months ended June 30, 2019 as compared to the same period of 2018 on account of a reduction in administrative headcount to four as of June 30, 2019, as compared to five as of June 30, 2018.

Professional service costs decreased 53% for the six months ended June 30, 2019 as compared to the same period of 2018, principally on account of reduced legal fees ($518,727 (2018: $883,451)) and accounting and audit expenses ($14,881 (2018: $236,042)). The higher costs in 2018 were principally attributable to the investigation and restatement of the financial statements, and certain litigation defense costs.

Stock market and investor fees increased 7% for the six months ended June 30, 2019. The increase in these fees was principally associated with the costs incurred in connection with the withdrawal from the London Stock Exchange.

Other administrative expenses increased by 50%, principally attributable to business insurance costs, $255,548 (2018: $95,752) and Director’s fees and expenses, including stock-based compensation, of $293,384 (2018: $1,818).

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2019 totaled $163,979 which was an 83% decrease compared to $969,620 for the six months ended June 30, 2018.

The table below summarizes our sales and marketing expenses for the six months ended June 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Description	2019	2018	Percent Change
Personnel Costs	$65,717	$588,598	(89)%
Professional Service Costs	33,103	140,623	(76)%
Royalties and Outside Commission Costs	40,750	97,838	(58)%
Other Sales and Marketing Costs	24,409	142,561	(83)%
Total Sales and Marketing Expenses	$163,979	$969,620	(83)%

During the first quarter of 2019, as part of our cost savings measures, we eliminated the personnel within the sales and marketing departments, including employees, consultants and third party related representatives.

Personnel expenses decreased by 89% for the six months ended June 30, 2019 as compared to the same period of 2018 on account of the reduction in the Sales and Marketing headcount to zero as of June 30, 2019, as compared to five as of June 30, 2018.

Professional service costs decreased by 76% for the six months ended June 30, 2019, as compared to the same period of 2018 primarily on account of reductions in marketing and sales related consultants.

Royalties and outside commission costs decreased by 58%, principally on account of ISR costs incurred for approximately two months in 2019 as compared to six months in the 2018 period. An evaluation of the ISR program determined it to be ineffective and, as a result, all ISR’s agreements were terminated effective February 19, 2019.

Other Sales and Marketing Costs declined to $24,409 (2018: $142,561) principally due to the reductions in travel and entertainment for the sales and marketing personnel.

Compliance, Research and Development Expenses

Compliance, research and development expenses for the six months ended June 30, 2019 totaled $149,300, which was a 79% decrease as compared to $699,094 for the six months ended June 30, 2018.

The table below summarizes our compliance, research and development expenses for the six months ended June 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Description	2019	2018	Percent Change
Personnel Costs	$130,403	$475,415	(73)%
Clinical Trial Costs	-	1,480	(100)%
Professional Service Costs	10,043	137,896	(93)%
Other Compliance, Research and Development Costs	8,854	84,303	(89)%
Total Compliance, Research and Development Expenses	$149,300	$699,094	(79)%

During the second half of 2018, we eliminated the research and development functions of the company in connection with focusing the business on current products and reducing costs.

Personnel expenses decreased by 73% for the six months ended June 30, 2019 as compared to the same period of 2018 due to a reduction in the headcount to three as of June 30, 2019, as compared to ten as of June 30, 2018. These staff reductions eliminated the research & development functions, with the remaining personnel maintaining regulatory and quality assurance (compliance) functions.

Professional service costs, principally third party engineering costs, declined by 93% for the six months ended June 30, 2019, as compared to the same period of 2018, principally on account of the elimination of research & development activities.

Other compliance, research and development costs declined by 89%, for the six months ended June 30, 2019, as compared to the same period of 2018, principally on account of reduction in research and development activities, as discussed above.

Other Income and Expense

Other income, net of expense, for the six months ended June 30, 2019 totaled $49,866 as compared to $79,208 for the six months ended June 30, 2018.

The table below summarizes our other income and expenses for the six months ended June 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,
Description	2019	2018	Percent Change
Currency Translation Loss	$(4,878)	$(5,905)	17%
Investment Loss	(4,258)	(4,401)	3%
Interest and Dividend Income	59,002	89,514	(34)%
Total Other Income, Net of Expenses	$49,866	$79,208	(37)%

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

We expect to continue to incur losses from operations for the near-term and these losses could be significant. Furthermore, our investments in pursuit of strategic alternatives will require cash, including, for example, loans and investments, as discussed earlier with respect to the $100,000 loan. We are closely monitoring our cash balances, cash needs and expense levels. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result in the possible inability of the Company to continue as a going concern.

Capital expenditures for the six months ended June 30, 2019 were $0 (2018: $37,698).

Operating Activities

Our net cash consumed by operating activities totaled $1,610,352 during the six months ended June 30, 2019. Cash was consumed by the loss of $1,711,849 reduced by non-cash adjustments principally consisting of $3,514 for accrued interest on marketable securities, $34,979 for depreciation and amortization of non-current assets, $4,247 for the allowance of doubtful accounts, $4,258 for loss on sales of securities and $144,828 for share based compensation. For the six months ended June 30, 2019, within changes of assets and liabilities, cash provided consisted of a decrease in inventories of $41,026, a decrease in prepaid expenses of $305,531, a decrease in deposits and other receivables of $9,347, a decrease in other assets of $4,330, off-set by an increase in trade receivables of $94,781 and a decrease in trade and other payables of $355,782.

Our net cash consumed by operating activities totaled $3,817,892 during the six months ended June 30, 2018. Cash was consumed by the loss of $3,927,444 reduced by non-cash adjustments of $112,903 for depreciation and amortization of non-current assets, $3,469 for the amortization of deferred compensation, $32,283 for the reserve for obsolete inventory, $97,000 for the reserve for doubtful accounts, $5,454 for share based compensation to employees, $5,175 for share based compensation to directors and $12,545 for share based compensation to non-employees less $16,332 for accrued income on marketable securities. For the six months ended June 30, 2018, primarily related to routine changes in operating activities, cash consumed consisted of an increase in deposits and other receivables of $43,941, an increase in inventories of $99,220, an increase in prepaid expenses of $521,676, off-set by a decrease in trade receivables of $455,048 and an increase in trade and other payables of $66,844.

Investing Activities

The Company’s net cash provided by investing totaled $1,292,130, as compared to net cash used in investing of $2,999,777 during the six months ended June 30, 2019 and 2018, respectively. Net cash provided by investing activities for the six months ended June 30, 2019 consisted of proceeds from the sale of marketable securities of $1,354,646. During the six months ended June 30, 2018, investing activities consisted of proceeds from the sale of marketable securities of $2,306,675, off-set by purchases of marketable securities of $5,268,754.

Financing Activities

The Company’s net cash provided by financing activities in 2019 was $0 (2018: $7,155,200). Net cash provided during the 2018 period reflected principally net proceeds from the public and private placements of common and Series B preferred stock and the exercise of warrants for Common Stock, contributing $7,155,200.

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

At June 30, 2019, Akers had cash of $363,533 (including restricted cash of $115,094) and marketable securities of $4,020,498, working capital of $3,631,911, shareholders’ equity of $4,314,134 and an accumulated deficit of $117,406,730. In order to execute on our long-term strategy, including being able to execute upon our pursuit of potential strategic alternatives including but not limited to business combinations, we expect to need to raise additional funds through equity offerings, debt financing or other means. The Company may also issue equity or a portion of the purchase price for acquisitions may be in equity. There are no assurances that we will be able to produce such funds on acceptable terms or at all.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, material changes in internal control over financial reporting included the implementation of enhanced monthly inventory control and reconciliation procedures including conducting inventory test counts.

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

Faulkner v. Akers Biosciences, Inc., No. 2:18-cv-10521 (D.N.J.) and Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.)

On June 13, 2018, Plaintiff Tim Faulkner filed a class action complaint alleging securities violations against Akers Biosciences, Inc. (“Akers”), John J. Gormally, and Gary M. Rauch (“Individual Defendants”) (together with Akers, “Defendants”) on behalf of all persons and entities who purchased publicly traded Akers securities from May 15, 2017 through June 5, 2018 (the “Faulkner Action”). The complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. In particular, the complaint alleges that Defendants made false and/or misleading statements and/or failed to disclose in its first, second, and third quarter 2017 10-Qs and its 2017 10-K that: (1) Akers was improperly recognizing revenue for the fiscal year ended December 31, 2017; and, (2) Akers had downplayed weaknesses in its internal controls over financial reporting and failed to disclose the true extent of those weaknesses. On June 20, 2018, Plaintiff David Gleason filed a class action complaint under the caption Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.) based on the same allegations and causes of action (the “Gleason Action”). On November 21, 2018, the Faulkner and Gleason Actions were consolidated under the Faulkner Action docket. The parties conducted a mediation on January 10, 2019 and agreed to a settlement in principle disposing of the consolidated action as to all Defendants, including the Individual Defendants. On March 8, 2019, the parties signed a settlement agreement, subject to approval by the Court, whereby the Company agreed to pay $2,250,000 in exchange for full releases and discharge of all claims against the Company. On the same day, Lead Plaintiffs filed a motion for preliminary approval of the settlement and to establish notice procedures. On July 3, 2019, the Court granted the motion for preliminary approval and scheduled a final settlement hearing for November 8, 2019. On or about July 24, 2019, the Company’s D&O insurer sent the settlement payment of $2,250,000 to the settlement agent for the class.

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.)

On November 9, 2018, Plaintiff Cale Watts filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and an attorneys’ fees payment of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On March 22, 2019, Plaintiffs filed a motion seeking (a) preliminary approval of the proposed Settlement, (b) approval of the proposed form and method of providing notice of the Settlement, and (c) scheduling a hearing for final approval of the settlement (the “Motion for Preliminary Approval”). On April 1, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh Wijesekera (the “Proposed Intervenors”) filed an Opposition to the Motion for Preliminary Approval, and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). Defendants’ Opposition to the Motion to Intervene and Stay is due August 20, 2019, and its Reply in further support of the Motion for Preliminary Approval is due August 27, 2019. The Motion for Preliminary Approval and the Motion to Intervene and Stay are currently returnable on September 3, 2019.

Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action. The Chan Action further alleges that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On April 4, 2019, the Court entered the parties’ stipulation and consent order to extend Defendants’ time to answer, move, or otherwise respond to the Complaint until 20 days after the Court (a) decides the Motion for Preliminary Approval of the Watts Settlement, (b) decides the Motion in Opposition to the Watts Settlement, (c) decides the Motion to Intervene and Stay in the Watts Action, and/or (d) stays the Watts Action.

Watts and Chan Matters – Potential Resolution

On August 12, 2019, counsel for all parties in the Watts Action and the Chan Action informed the Watts Court that they had agreed in principle to a resolution of both the Watts and Chan Actions, and expected to have finalized paperwork for the Court’s review and approval within 30-45 days. The parties have a follow-up call scheduled with the Court for October 3, 2019.

Faulkner, Gleason, Watts and Chan Matters

With respect to the Faulkner, Gleason, Watts and Chan matters, the Company maintains D&O liability insurance coverage, with a company retention of $500,000. The D&O liability insurance coverage provides insurance coverage to both the Company and the Directors and Officers for covered defense and indemnification. Through December 31, 2018, the Company recorded a cumulative charge of $500,000, representing the insurance carrier retention requirement. The insurance carrier has provided notice that it has reserved certain rights, and through the date of the filing of this Quarterly Report on Form 10-Q, the Company may incur additional costs related to these matters, the amounts of which are not able to be determined at this time.

Typenex Medical, LLC v. Akers Biosciences, Inc., JAMS Ref. No. 1450005929

On November 15, 2018, Typenex Medical LLC (“Typenex”), a telemarketing entity with whom the Company had entered into a marketing and commission agreement dated September 30, 2016 (the “Marketing Contract”), filed an arbitration against the Company before JAMS ADR (the “Arbitration”), and an arbiter was appointed to the Arbitration on December 14, 2018. In the Arbitration, Typenex stated that was seeking “at least” $220,500 based on the allegation that the Marketing Contract entitles Typenex to a commission on sales of certain of the Company’s heparin-related products in the period two years from the Marketing Contract’s expiration, and in the alternative, Typenex was seeking relief for breach of the implied covenant of good faith and fair dealing, and/or unjust enrichment.

On July 19, 2019, the Company and Typenex executed a settlement agreement. Pursuant to the settlement agreement, the Company agreed to pay Typenex $50,000 in cash and to issue 40,000 shares of the Company’s common stock. As of June 30, 2019, $66,800 is included in accrued expenses within the condensed consolidated balance sheets for this settlement.

NovoTek Therapeutics Inc. and NovoTek Pharmaceuticals Limited v. Akers Biosciences, Inc.

On June 21, 2019, the Company received a complaint, filed by Novotek Therapeutics Inc., and Novotek Pharmaceuticals Limited (collectively, “Novotek”), Beijing-based entities, in the United States District Court for the District of New Jersey, alleging, among other things, breach of contract. Novotek is seeking, among other things, damages in the amount of $1,551,562, plus interest, disbursements and attorneys’ fees. The Company vigorously disputes the allegations in the complaint and has retained counsel to defend it. The Company is not yet able to determine the amount of the Company’s exposure, if any.

Neelima Varma v. Akers Biosciences, Inc. and St. David’s Healthcare Partnership, L.P., LLP CAUSE NO: D-1-GN-19-004262

On July 25, 2019, the Company was notified that on July 23, 2019, a complaint was filed by Neelima Varma, against the Company and St. David’s Healthcare Partnership, L.P., LLP (“St. David’s”), in the district court of Travis County, Texas, alleging, among other things, negligence, gross negligence and strict product liability, breach of express warranty, breach of implied warranty and fraudulent misrepresentation and omission, with respect to a medical device which the Company had sold through one its distributors to St. David’s. Ms. Varma is seeking aggregate monetary relief from the Company and St. David’s in excess of $1,000,000. The Company carries product liability insurance. The insurance carrier has provided notice that it has reserved certain rights. The Company and its insurance carrier will contest this complaint vigorously. We believe that our product liability insurance coverage will be adequate to cover the potential exposure for this matter.

Douglas Carrara v. Akers Biosciences, Inc., John Does 1-10, and XYZ Corp. 1-10, Docket No. ESX-L-5272-19 (N.J. Super. Ct., Essex County):

Douglas Carrara, a former executive, has sued the Company over the termination of his employment. The executive seeks contractual severance pay in the amount of $200,000. The executive asserts that the termination was without cause within the meaning of his employment agreement, which provides for severance of one year’s salary in the event of termination without cause. The executive also seeks indemnification for approximately $8,000 in attorneys’ fees that he contends he incurred in regard to company business. With regard to both claims, the executive seeks to recover his attorneys’ fees under a fee-shifting provision in his employment agreement.

The Company’s answer to the complaint is due August 28, 2019. With respect to this matter, the Company believes that the ultimate liability from the resolution of this matter will not be material to the Company’s condensed consolidated financial statements.

Dispute with a Former Executive

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019, other than those previously reported in a Current Report on Form 8-K.

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

AKERS BIOSCIENCES, INC.

Date: August 14, 2019	By:	/s/ Howard Yeaton
	Name:	Howard Yeaton
	Title:	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

