Form 10-Q
period 2019-09-30
Akers Biosciences, Inc.
filed 2019-11-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 13, 2019 there were 12,520,208 shares outstanding of the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	As of
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$363,294	$181,755
Marketable Securities	2,845,250	5,272,998
Trade Receivables, net	230,900	176,326
Deposits and other receivables, net	-	9,347
Inventories, net	412,059	585,267
Prepaid expenses	463,869	444,435

Total Current Assets	4,315,372	6,670,128

Non-Current Assets
Prepaid Expenses	260,675	298,256
Restricted Cash	115,094	500,000
Property, Plant and Equipment, net	58,940	83,456
Intangible Assets, net	213,405	243,411
Other Assets	7,672	12,002

Total Non-Current Assets	655,786	1,137,125

Total Assets	$4,971,158	$7,807,253

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,372,963	$1,973,500

Total Current Liabilities	1,372,963	1,973,500

Total Liabilities	1,372,963	1,973,500

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Convertible Preferred Stock, No par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common Stock, No par value, 500,000,000 shares authorized, 12,516,458 and 12,482,708 shares issued and outstanding as of September 30, 2019 and December 31, 2018	121,822,267	121,554,547
Accumulated Other Comprehensive Income (Loss)	19,684	(25,913)
Accumulated Deficit	(118,243,756)	(115,694,881)

Total Shareholders’ Equity	3,598,195	5,833,753

Total Liabilities and Shareholders’ Equity	$4,971,158	$7,807,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2019 and 2018

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Product Revenue	$420,812	$557,089	$1,497,448	$1,386,165
Product Cost of Sales	(285,510)	(476,453)	(751,311)	(1,076,779)
Gross Income	135,302	80,636	746,137	309,386

Administrative Expenses	895,026	1,706,652	2,859,288	4,187,786
Sales and Marketing Expenses	38,262	364,641	202,242	1,334,262
Compliance, Research and Development Expenses	57,502	160,867	206,802	859,961
Litigation Settlement Expenses	-	930,000	75,000	930,000
Amortization of Non-Current Assets	10,001	42,777	30,006	128,331

Loss from Operations	(865,489)	(3,124,301)	(2,627,201)	(7,130,954)

Other (Income) Expenses
Foreign Currency Transaction (Gain) Loss	(32)	(634)	4,846	5,271
(Gain) Loss on Investments	(6,416)	6,900	(2,155)	11,300
Interest and Dividend Income	(22,015)	(42,445)	(81,017)	(131,959)
Other Income	-	(4,172)	-	(4,172)
Total Other Income	(28,463)	(40,351)	(78,326)	(119,560)

Loss Before Income Taxes	(837,026)	(3,083,950)	(2,548,875)	(7,011,394)

Income Tax Benefit	-	-	-	-

Net Loss	(837,026)	(3,083,950)	(2,548,875)	(7,011,394)

Other Comprehensive Gain (Loss)
Net Unrealized Gain (Loss) on Marketable Securities	(1,805)	6,900	45,597	(5,543)
Total Other Comprehensive Gain (Loss)	(1,805)	6,900	45,597	(5,543)

Comprehensive Loss	$(838,831)	$(3,077,050)	$(2,503,278)	$(7,016,937)

Basic and Diluted loss per common share	$(0.07)	$(0.26)	$(0.20)	$(0.65)

Weighted average basic and diluted common shares outstanding	12,512,709	11,779,584	12,499,055	10,805,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders Equity

	For the Nine Months Ended September 30, 2019
	Preferred		Common				Accumulated
	Shares		Shares				Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity
Balance at December 31, 2018 (audited)	-	$-	12,482,708	$121,554,547	$-	$(115,694,881)	$(25,913)	$5,833,753
Net loss	-	-	-	-	-	(916,958)	-	(916,958)
Issuance of stock grants to key employees	-	-	15,000	15,874	-	-	-	15,874
Issuance of restricted stock units for services	-	-	-	3,906	-	-	-	3,906
Net unrealized loss on marketable securities	-	-	-	-	-	-	29,343	29,343

Balance at March 31, 2019 (unaudited)	-	$-	12,497,708	$121,574,327	$-	$(116,611,839)	$3,430	$4,965,918
Net loss	-	-	-	-	-	(794,891)	-	(794,891)
Issuance of stock grants to key employees	-	-	11,250	6,570	-	-	-	6,570
Issuance of restricted stock units for services		-	-	118,478	-	-	-	118,478
Net unrealized loss on marketable securities	-	-	-	-	-	-	18,059	18,059

Balance at June 30, 2019 (unaudited)	-	$-	12,508,958	$121,699,375	$-	$(117,406,730)	$21,489	$4,314,134
Net loss	-	-	-	-	-	(837,026)	-	(837,026)
Issuance of stock grants to key employees	-	-	7,500	3,111	-	-	-	3,111
Issuance of restricted stock units for services		-	-	119,781	-	-	-	119,781
Net unrealized loss on marketable securities	-	-	-	-	-	-	(1,805)	(1,805)

Balance at September 30, 2019 (unaudited)	-	$-	12,516,458	$121,822,267	$-	$(118,243,756)	$19,684	$3,598,195

	For the Nine Months Ended September 30, 2018
	Preferred		Common				Accumulated
	Shares		Shares				Other
	Issued and	Preferred	Issued and	Common	Deferred	Accumulated	Comprehensive	Total
	Outstanding	Stock	Outstanding	Stock	Compensation	Deficit	Income/(Loss)	Equity
Balance at December 31, 2017 (audited)	1,755	$1,755,000	5,534,692	$110,647,169	$(3,469)	$(104,845,847)	$-	$7,552,853
Net loss	-	-	-	-	-	(1,859,991)	-	(1,859,991)
Exercise of warrants for common stock	-	-	3,811,509	5,717,325	-	-	-	5,717,325
Conversion of preferred stock to common stock	(1,755)	(1,755,000)	1,464,930	1,755,000	-	-	-	-
Amortization of deferred compensation	-	-	-	-	3,469	-	-	3,469
Issuance of stock grants to key employees	-	-	3,125	5,175	-	-	-	5,175
Issuance of non-qualified stock options to key employees	-	-	-	2,712	-	-	-	2,712
Issuance of restricted stock for services for non-employees	-	-	-	12,545	-	-	-	12,545
Net unrealized loss on marketable securities	-	-	-	-	-	-	(16,843)	(16,843)

Balance at March 31, 2018 (unaudited)	-	$-	10,814,256	$118,139,926	$-	$(106,705,838)	$(16,843)	$11,417,245
Net loss	-	-	-	-	-	(2,067,453)	-	(2,067,453)
Exercise of warrants for common stock	-	-	966,506	1,437,875	-	-	-	1,437,875
Issuance of non-qualified stock options to key employees	-	-	-	2,742	-	-	-	2,742
Net unrealized loss on marketable securities	-	-	-	-	-	-	4,400	4,400

Balance at June 30, 2018 (unaudited)	-	$-	11,780,762	$119,580,543	$-	$(108,773,291)	$(12,443)	$10,794,809
Net loss	-	-	-	-	-	(3,083,950)	-	(3,083,950)
Issuance of non-qualified stock options to key employees	-	-	-	1,477	-	-	-	1,477
Net unrealized loss on marketable securities	-	-	-	-	-	-	6,900	6,900

Balance at September 30, 2018 (unaudited)	-	$-	11,780,762	$119,582,020	$-	$(111,857,241)	$(5,543)	$7,719,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,548,875)	$(7,011,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued (income)/loss on marketable securities	6,289	(10,633)
Depreciation and amortization	54,522	173,047
Reserve for obsolete inventory	126,422	218,799
Reserve for doubtful accounts	105,325	97,000
(Gain)/loss on sale of securities	(2,155)	11,300
Amortization of deferred compensation	-	3,469
Share based compensation to an employees - options	-	6,931
Share based compensation to an employees - restricted stock	25,555	5,175
Share based compensation to directors - restricted stock units	242,165	-
Share based compensation to non-employees - restricted stock	-	12,545
Change in assets and liabilities
(Increase)/decrease in trade receivables	(59,899)	584,443
Decrease in deposits and other receivables	9,347	(44,079)
(Increase)/decrease in inventory	46,786	(79,162)
(Increase)/decrease in prepaid expenses	18,147	(347,154)
Decrease in other assets	4,330	-
Increase/(decrease) in trade and other payables	(600,537)	516,349
Net cash used by operating activities	(2,572,578)	(5,863,364)

Cash flows from investing activities:
Purchases of plant, property & equipment	-	(68,214)
Short-term note receivable	(100,000)
Purchases of marketable securities	(87,305)	(5,321,298)
Proceeds from sale of maketable securities	2,556,516	5,460,662
Net cash provided/(used) by investing activities	2,369,211	71,150

Cash flows from financing activities
Proceeds from exercise of warrants for common stock	-	7,155,200
Net cash provided by financing activities	-	7,155,200

Net increase/(decrease) in cash and restricted cash	(203,367)	1,362,986
Cash and restricted cash at beginning of period	681,755	438,432
Cash and restricted cash at end of period	$478,388	$1,801,418

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized gains/(losses) on marketable securities	$45,597	$(5,543)
Conversion of Series B Preferred Shares to common shares	$-	$1,755,000

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

On November 7, 2018, the Company announced its intention to explore strategic alternatives in order to maximize shareholder value. As announced, this process will consider a range of potential strategic alternatives including, but not limited to, business combinations and developing new businesses through hiring key personnel, while simultaneously supporting the Company’s management and employees in the execution of the Company’s current business activities.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2018 and 2017 included in the Company’s 2018 Form 10-K, as filed on April 1, 2019. In the opinion of the management, these condensed consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2019 and its results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal date or use, to be cash equivalents.

(f)	Restricted Cash

At September 30, 2019, restricted cash included in non-current assets on the Company’s consolidated balance sheet was $115,094 representing cash in trust for the purpose of funding legal fees for certain litigations.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 - Significant Accounting Policies, continued

(g)	Fair Value of Financial Instruments, continued

Following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2019 and December 31, 2018.

U.S. Agency Securities: Valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at September 30, 2019	$-	$2,845,250	$-

Marketable securities at December 31, 2018	$-	$5,272,998	$-

Marketable securities include U.S. agency securities, which are classified as available for sale. The securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains and losses relating to the available for sale investment securities were recorded in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as comprehensive (loss) income. These amounts were $1,805 unrealized loss and $45,597 in unrealized gain for the three and nine months ended September 30, 2019 and an increase of $6,900 and a decrease of $5,543 in unrealized loss for the three and nine months ended September 30, 2018, respectively.

Gains and losses resulting from the sales of marketable securities were a gain of $6,416 and a loss of $6,900 for the three months ended September 30, 2019 and 2018, and a gain of $2,155 and a loss of $11,300 for the nine months ended September 30, 2019 and 2018, respectively.

Proceeds from the sale of marketable securities in the three and nine months ended September 30, 2019 were $1,201,870 and $2,556,516, respectively and in the three and nine months ended September 30, 2018 were $3,153,987 and $5,460,662, respectively.

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

As of September 30, 2019 and December 31, 2018, allowances for doubtful accounts for trade receivables were $458,902 and $606,835. Bad debt expenses for trade receivables were $1,078 and $0 for the three months ended September 30, 2019 and 2018, respectively and $5,325 and $125,500 for the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, the Company charged off $148,024 against the allowance for doubtful accounts.

(i)	Deposits and Other Receivables

Further to the Company’s pursuit of strategic alternatives, pursuant to an unsecured promissory note dated July 4, 2019, on July 25, 2019 the Company advanced $100,000 to a company in the hemp related industry with which the Company had been considering a potential business transaction. Discussions with this party toward a potential transaction have been suspended. The unsecured promissory note became due on October 2, 2019 and the Company is pursuing collection of the obligation.

During the three months ended September 30, 2019, the Company established a reserve of $100,000 which is included in Administrative Expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 - Significant Accounting Policies, continued

(j)	Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with two banks.

Major Customers

For the three months ended September 30, 2019, two customers generated 57% and 35%, or 92% in the aggregate, of the Company’s revenue. For the nine months ended September 30, 2019, two customers generated 47% and 34%, or 81% in the aggregate, of the Company’s revenue.

For the three months ended September 30, 2018, three customers generated 61%, 18%, and 16%, or 95% in aggregate, of the Company’s revenue. For the nine months ended September 30, 2018, two customers generated 55% and 17%, or 72% in the aggregate, of the Company’s revenue.

Three customers accounted for 66%, 17% and 14%, or 97% in the aggregate, of gross trade receivables, before accounting for allowance for doubtful accounts, as of September 30, 2019. As of September 30, 2019, the Company had $458,902, $114,538 and $97,908 in trade receivables, respectively, from these customers. These concentrations make the Company vulnerable to a near-term severe impact should these relationships be terminated. The largest of these customer balances was fully reserved as of September 30, 2019, and on September 21, 2019, this customer filed suit against the Company (see note 8).

To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Major Suppliers

For the three months ended September 30, 2019, two suppliers accounted for 28% and 22%, or 50%, in the aggregate, of the Company’s purchases. For the nine months ended September 30, 2019, one supplier accounted for 44%, of the Company’s purchases.

For the three months ended September 30, 2018, three suppliers accounted for 25%, 18% and 11%, or 54% in the aggregate, of the Company’s purchases. For the nine months ended September 30, 2018, one supplier accounted for 14% of the Company’s purchases.

Two vendors accounted for 68% in the aggregate, of total payables as of September 30, 2019. As of September 30, 2019, the Company had $200,913 and $45,785 in total payables, respectively, to these vendors.

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

Depreciation expense totaled $9,541 and $17,366 for the three months ended September 30, 2019 and 2018, respectively and $24,516 and $44,716 for the nine months ended September 30, 2019 and 2018, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 - Significant Accounting Policies, continued

(l)	Intangible Assets

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

Intangible assets as of September 30, 2019 and December 31, 2018 were $213,405 and $243,411, respectively. Intangible assets at September 30, 2019 consisted of patents, trademarks and customer lists of $3,897,635 net of accumulated amortization and impairment of $3,684,230. Intangible assets at December 31, 2018 consisted of patent, trademarks and customer lists of $3,897,635 net of accumulated amortization and impairment of $3,654,224.

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. Amortization expense was $10,001 and $42,777 for the three months ended September 30, 2019 and 2018, respectively and $30,006 and $128,331 for the nine months ended September 30, 2019 and 2018, respectively.

The following is an annual schedule of approximate future amortization of the Company’s intangible assets:

Period	Amount
2019 (three months)	$10,002
2020	40,008
2021	40,008
2022	40,008
2023	40,008
Thereafter	43,371
$213,405

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 - Significant Accounting Policies, continued

(m)	Revenue Recognition

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

The Company uses the most likely amount approach to determine the variable consideration of the transaction price in order to account for the contractual rebates and incentives that are estimated and adjusted for over time. The Company provides for rebates to its distributors. The Company had accrued for rebates and incentives of $0 and $23,179, as of September 30, 2019 and December 31, 2018. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized $6,220 and $26,262 during the three months ended September 30, 2019 and 2018 and $22,597 and $70,156 for the nine months ended September 30, 2019 and 2018 for rebates, which is included as a reduction of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

(n)	Income Taxes

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2019 and 2018 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2019 and 2018. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

(o)	Shipping and Handling Fees and Costs

The Company charges actual shipping costs plus a handling fee to customers, which amounted to $8,567 and $8,625 for the three months ended September 30, 2019 and 2018 and $30,564 and $41,006 for the nine months ended September 30, 2019 and 2018, respectively. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as product cost of sales, which amounted to $10,900 and $18,126 for the three months ended September 30, 2019 and 2018, respectively and $38,479 and $83,063 for the nine months ended September 30, 2019 and 2018, respectively.

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

The calculation of basic and diluted loss per share for the three months ended September 30, 2019 and 2018 was based on the net loss of $837,026 and $3,083,950, respectively and $2,548,875 and $7,011,394 for the nine months ended September 30, 2019 and 2018, respectively. The basic and diluted weighted average number of common shares outstanding for the three months ended September 30, 2019 and 2018 was 12,512,709 and 11,779,584, respectively and 12,499,055 and 10,805,151 for the nine months ended September 30, 2019 and 2018, respectively.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended September 30,
	2019	2018
Stock Options	938	10,500
RSUs	374,481	-
Warrants	2,110,737	1,416,229
Total potentially dilutive shares	2,486,156	1,426,729

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

(unaudited)

Note 3 – Recent Developments, Liquidity and Management’s Plans

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

Historically, the Company has relied upon public offerings and private placements of common stock to raise operating capital. As of November 12, 2019, the Company had cash and marketable securities of approximately $3.04 million (excluding restricted cash of $115,094) and working capital of approximately $2.67 million.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing.

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its operations and planned activities, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Inventories consist of the following:

	September 30, 2019	December 31, 2018

Raw Materials	$378,451	$542,761
Sub-Assemblies	291,432	711,181
Finished Goods	344,537	635,565
Reserve for Obsolescence	(602,361)	(1,304,240)
	$412,059	$585,267

Obsolete inventory charged to product cost of sales was $96,302 and $219,701, during the three months ended September 30, 2019 and 2018, and $98,349 and $251,984 during the nine months ended September 30, 2019 and 2018, respectively.

Note 5 - Trade and Other Payables

Trade and other payables consists of the following:

	September 30, 2019	December 31, 2018

Trade Payables	$505,048	$686,578
Accrued Expenses	808,165	1,227,172
Deferred Compensation	59,750	59,750
	$1,372,963	$1,973,500

See also Note 9 for related party information.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Share-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 103,750 shares of the Company’s common stock. As of September 30, 2019, grants of restricted stock and options to purchase 68,464 shares of Common Stock have been issued pursuant to the 2013 Plan, and 35,286 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 168,750 shares of the Company’s common stock. As of September 30, 2019, grants of restricted stock and options to purchase 69,782 shares of Common Stock have been issued pursuant to the 2017 Plan, and 98,968 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan provides for the issuance of up to 1,875,000 shares of the Company’s common stock. As of September 30, 2019, grants of RSUs to purchase 374,481 shares of Common Stock have been issued pursuant to the 2018 Plan, and 1,500,519 shares of Common Stock remain available for issuance.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Share-based Payments, continued

Stock Options

The following table summarizes the option activities for the nine months ended September 30, 2019:

			Weighted	Weighted
			Average	Average
		Weighted	Grant	Remaining
	Number	Average	Date	Contractual	Aggregate
	of Shares	Exercise Price	Fair Value	Term (years)	Intrinsic Value
Balance at December 31, 2018	10,502	$30.41	$17.42	1.43	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(9,564)	32.42	18.51	0.63	-
Canceled/Expired	-	-	-	-	-
Balance at September 30, 2019	938	$9.84	$6.32	1.25	$-
Exercisable as of September 30, 2019	938	$9.84	$6.32	1.25	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.44 for the Company’s common shares on September 30, 2019. As the closing stock price on September 30, 2019 is lower than the exercise price, there is no intrinsic value to disclose.

As of September 30, 2019, all the Company’s outstanding stock options were fully vested and exercisable.

During the three months ended September 30, 2019 and 2018, the Company incurred stock option expenses totaling $0 and $1,477, respectively and $0 and $6,931 for the nine months ended September 30, 2019 and 2018, respectively.

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

At September 30, 2019, the unamortized value of the RSU’s was $121,083. The unamortized amount will be expensed over the remaining period of three months. A summary of activity related to RSUs for the nine months ended September 30, 2019 is presented below:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2018	-	$-
Granted	374,481	$0.97
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at September 30, 2019	374,481	$0.97
Exercisable as of September 30, 2019	-	-

During the three and nine months ended September 30, 2019, the Company incurred RSU expense of $119,780 and $242,165, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Share-based Payments, continued

Stock Warrants

The table below summarizes the warrant activity for the period ended September 30, 2019:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2018	2,110,737	$3.10	4.21	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at September 30, 2019	2,110,737	$3.10	3.46	$-
Exercisable as of September 30, 2019	2,110,737	$3.10	3.46	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.44 for the Company’s common shares on September 30, 2019. All warrants were vested on date of grant.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Equity

During the nine months ended September 30, 2019, the Company issued 33,750 shares of Common Stock to Mr. Yeaton pursuant to his employment agreement. These shares had a fair value of $25,555 on the date of grant. During the three and nine months ended September 30, 2019, the Company recorded expenses of $4,922 and $23,129 in the condensed consolidated statement of operations and comprehensive loss, of which $1,811 represented an accrual during the three months ended September 30, 2019 for 3,750 shares earned, but not issued, until October 2019. The accrual is reflected in trade and other payables on the condensed consolidated balance sheet.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases its facility in West Deptford, New Jersey under an operating lease (“Thorofare Lease”) with annual rentals of $132,000 plus common area maintenance (CAM) charges. The lease, which took effect on January 1, 2008, reduced the CAM charges allowing the Company to reach their own agreements with utilities and other maintenance providers. On January 7, 2013, the Company extended its lease agreement for a term of 7 years, expiring December 31, 2019. Rent expense for the Thorofare Lease, including related CAM charges for the three months ended September 30, 2019 and 2018 totaled $40,956 and $40,926, respectively and $123,277 and $124,070 for the nine months ended September 30, 2019 and 2018, respectively. On November 11, 2019, the Company entered into an extension of the Thorofare Lease extending the term to December 31, 2021 and effective January 1, 2020, providing for an early termination option of the lease with a 150 day notice period.

The Company entered into a 24-month lease for a satellite office located in Ramsey, New Jersey (“Ramsey Lease”) with annual rents of $25,980 plus common area maintenance (CAM) charges. The lease took effect on June 1, 2017 and ran through May 31, 2019. Rent expenses for the Ramsey Lease, including related CAM charges totaled $0 and $6,522 for the three months ended September 30, 2019 and 2018, respectively, and $12,990 and $19,512 for the nine months ended September 30, 2019 and 2018, respectively.

The Company entered into a 29-month lease for warehouse space located in Pitman, New Jersey (“Pitman Lease”) with annual rents of $40,839. The lease took effect on August 1, 2017 and runs through December 31, 2019. Rent expenses for the Pitman Lease totaled $10,516 and $10,210 for the three months ended September 30, 2019 and 2018, and $30,936 and $30,035 for the nine months ended September 30, 2019 and 2018, respectively. A security deposit of $4,950 is included in other assets on the Condensed Consolidated Balance Sheet.

The Company entered into a 60-month operating lease for equipment with annual rentals of $6,156 on September 29, 2014. The lease commenced on October 21, 2014 upon the delivery of the equipment.

The schedule of lease commitments is as follows:

	Thorofare	Pitman	Equipment
	Lease	Lease	Lease	Total
Next 3 Months	$33,000	$9,912	$1,539	$44,451
Next 13-24 months	132,000	-	-	132,000
Next 25-36 months	139,200	-	-	139,200
	$304,200	$9,912	$1,539	$315,651

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements

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

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expense/(credit) of $21,903 and $(17,353) for the three months ended September 30, 2019 and 2018, and $76,707 and $41,418 for the nine months ended September 30, 2019 and 2018, respectively, which are included in sales and marketing expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of September 30, 2019, the Company owed ChubeWorkx royalties of $10,951 which is included in trade and other payables within the condensed consolidated balance sheet.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements

Pulse Health LLC v Akers Biosciences, Inc. No.: 3:16-cv-01919-HZ

On October 17, 2016, the Company was served with a notice that Pulse Health LLC (“Pulse”) filed a lawsuit against the Company on September 30, 2016 in United States Federal District Court, District of Oregon, alleging a breach of contract under the settlement agreement entered into by the Company and Pulse on April 8, 2011 which settled all claims and disputes between the Company and Pulse arising from a previously executed Technology Development Agreement entered into by the Company and Pulse and damages resulting from said alleged breach. Additionally, Pulse alleged false advertising and unlawful trade practices in connection with the Company’s sales activities related to the Company’s OxiChek™ products.

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

The Court decided by order dated April 14, 2017 in favor of the Company and dismissed with prejudice the claims brought by Pulse for unfair competition (both federal and state counts). The court decided against the Company in its motions for transfer of venue and for lack of jurisdiction. As such, the case proceeded in the District Court of Oregon.

The Company filed a Motion for Summary Judgment on January 24, 2018. On June 21, 2018, the Court ruled in favor of the Company on some issues and determined that other issues warranted a trial. The Court further determined that equitable relief, such as an injunction, “may be warranted.” Following such rulings, the Company discovered certain deficiencies in its discovery responses and took appropriate steps to supplement the record and correct these deficiencies.

On September 17, 2018, the Company and Pulse entered into a settlement. Pursuant to the settlement reached between Pulse and the Company, on October 9, 2018 the Company paid $930,000 to Pulse. The Company has also agreed to a permanent injunction and not to make, use, sell or offer to sell the BreathScan OxiChek™ product, any product that detects aldehydes or oxidative stress in exhaled human breath or breath condensate using either basic fuchsin or sodium metabisulfite or any form, analog or equivalent thereof, and the BreathScan Lync device, or any equivalent thereof, as part of a test for aldehydes or oxidative stress in human exhaled breath or breath condensate. There was no material impact on our revenues as a result of the withdrawal of the BreathScan OxiChek™ product from sale. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements

Faulkner v. Akers Biosciences, Inc., No. 2:18-cv-10521 (D.N.J.) and Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.)

On June 13, 2018, Plaintiff Tim Faulkner filed a class action complaint alleging securities violations against the Company, John J. Gormally, and Gary M. Rauch (“Individual Defendants”) (together with the Company, “Defendants”) on behalf of all persons and entities who purchased publicly traded Akers securities from May 15, 2017 through June 5, 2018 (the “Faulkner Action”). The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. In particular, the complaint alleged that Defendants made false and/or misleading statements and/or failed to disclose in its first, second, and third quarter 2017 10-Qs and its 2017 10-K that: (1) Akers was improperly recognizing revenue for the fiscal year ended December 31, 2017; and, (2) Akers had downplayed weaknesses in its internal controls over financial reporting and failed to disclose the true extent of those weaknesses. On June 20, 2018, Plaintiff David Gleason filed a class action complaint under the caption Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.) based on the same allegations and causes of action (the “Gleason Action”). On November 21, 2018, the Faulkner and Gleason Actions were consolidated under the Faulkner Action docket. The parties conducted a mediation on January 10, 2019, and agreed to a settlement in principle disposing of the consolidated action as to all Defendants, including the Individual Defendants. On March 8, 2019, the parties signed a settlement agreement, subject to approval by the Court, whereby the Company agreed to pay $2,250,000 in exchange for full releases and discharge of all claims against the Company. On the same day, Plaintiffs Tim Faulkner and David Gleason filed a motion for preliminary approval of the settlement and to establish notice procedures. On July 3, 2019, the Court granted the motion for preliminary approval and scheduled a final settlement hearing for November 8, 2019. On or about July 24, 2019, the Company’s D&O insurer sent the settlement payment of $2,250,000 to the settlement agent for the class. On September 20, 2019, the Court granted the parties’ request to adjourn the final settlement hearing and scheduled a final settlement hearing for December 20, 2019, at 11:00 a.m. On October 11, 2019, Plaintiffs Tim Faulkner and David Gleason filed motions for final approval of the proposed settlement and award of attorneys’ fees, reimbursement of expenses, and award to Plaintiffs Tim Faulkner and David Gleason to be heard at the final settlement hearing on December 20, 2019.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.) and Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On November 9, 2018, Cale Watts (“Watts Plaintiff”) filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and a payment of attorneys’ fees of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh (“Chan Plaintiffs”) filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action (the “Chan Action”). The Chan Action further alleged that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On March 22, 2019, the Watts Plaintiff filed a motion for preliminary approval of the proposed settlement, approving the proposed form and method of providing notice of the settlement, scheduling a hearing for final approval of the settlement (“Watts Motion for Preliminary Approval”). On April 1, 2019, the Chan Plaintiffs filed an Opposition to the Motion for Preliminary Approval and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). After multiple extensions of the Watts Motion for Preliminary Approval and the Chan Motion to Intervene and the defendants’ opposition to the Motion to Intervene, the Watts Plaintiff, Chan Plaintiffs, and the defendants reached an agreement in principle to settle the Watts and Chan Actions that included corporate reforms and a payment of attorneys’ fees of $325,000. On October 2, 2019, the Watts Plaintiff filed an Unopposed Motion for Preliminary Approval of the Settlement (the “Omnibus Motion for Preliminary Approval”). The court set a motion date for the Omnibus Motion for Preliminary Approval of November 4, 2019. The motion remains pending.

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

Typenex Medical, LLC v. Akers Biosciences, Inc., JAMS Ref. No. 1450005929

On November 15, 2018, Typenex Medical LLC (“Typenex”), a telemarketing entity with whom the Company had entered into a marketing and commission agreement dated September 30, 2016 (the “Marketing Contract”), filed an arbitration against the Company before JAMS ADR (the “Arbitration”), and an arbiter was appointed to the Arbitration on December 14, 2018. In the Arbitration, Typenex stated that it was seeking “at least” $220,500 based on the allegation that the Marketing Contract entitles Typenex to a commission on sales of certain of the Company’s heparin-related products in the period two years from the Marketing Contract’s expiration, and in the alternative, Typenex was seeking relief for breach of the implied covenant of good faith and fair dealing, and/or unjust enrichment. On July 19, 2019, the Company and Typenex executed a settlement agreement. Pursuant to the settlement agreement, the Company agreed to pay Typenex $50,000 in cash and to issue 40,000 shares of the Company’s common stock. An amount of $68,120 was recorded in trade and other payable in the condensed consolidated balance sheet as of September 30, 2019.

NovoTek Therapeutics Inc. and NovoTek Pharmaceuticals Limited v. Akers Biosciences, Inc.

On June 21, 2019, the Company received a complaint, filed by Novotek Therapeutics Inc., and Novotek Pharmaceuticals Limited (collectively, “Novotek”), Beijing-based entities, in the United States District Court for the District of New Jersey, alleging, among other things, breach of contract. Novotek is seeking, among other things, damages in the amount of $1,551,562, plus interest, disbursements and attorneys’ fees. The Company vigorously disputes the allegations in the complaint and has retained counsel to defend it. On September 16, 2019, the Company filed a partial motion to dismiss the complaint, which was fully submitted as of November 4, 2019. The Company is not yet able to determine the amount of the Company’s exposure, if any.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Commitments and Contingencies, continued

Litigation and Settlements

Neelima Varma v. Akers Biosciences, Inc. and St. David’s Healthcare Partnership, L.P., LLP CAUSE NO: D-1-GN-19-004262

On July 25, 2019, the Company was notified that on July 23, 2019, a complaint was filed by Neelima Varma, against the Company and St. David’s Healthcare Partnership, L.P., LLP (“St. David’s”), in the district court of Travis County, Texas, alleging, among other things, negligence, gross negligence and strict product liability, breach of express warranty, breach of implied warranty and fraudulent misrepresentation and omission, with respect to a medical device which the Company had sold through one its distributors to St. David’s. Ms. Varma is seeking aggregate monetary relief from the Company and St. David’s in excess of $1,000,000. On September 20, 2019, the Company filed the original answer to plaintiff’s original petition and on October 1, 2019, the Company received from plaintiff their first interrogatories and request for production of documents. The Company carries product liability insurance. The insurance carrier has provided notice that it has reserved certain rights. The Company and its insurance carrier will contest this complaint vigorously. The Company believes that its product liability insurance coverage will be adequate to cover the potential exposure for this matter.

Douglas Carrara v. Akers Biosciences, Inc., John Does 1-10, and XYZ Corp. 1-10, Docket No. ESX-L-5272-19 (N.J. Super. Ct., Essex County):

Douglas Carrara, a former executive, has sued the Company over the termination of his employment. The executive seeks contractual severance pay in the amount of $200,000. The executive asserts that the termination was without cause within the meaning of his employment agreement, which provides for severance of one year’s salary in the event of termination without cause. The executive also seeks indemnification for approximately $10,000 in attorneys’ fees that he contends he incurred in regard to company business. On August 29, 2019, the Company filed an answer to the second amended complaint and the parties have exchanged documents and interrogatories as part of the discovery process. No trial date or discovery cutoff has been set. With regard to both claims, the executive seeks to recover his attorneys’ fees under a fee-shifting provision in his employment agreement. With respect to the matter, the Company believes that the ultimate liability from the resolution of this matter will not be material to the Company’s condensed consolidated financial statements.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Related Parties

CEO and Interim CFO

Effective on October 5, 2018, the Board appointed Howard R. Yeaton, to serve as the Chief Executive Officer and interim Chief Financial Officer of the Company. Mr. Yeaton is the managing principal of FCS and the Company’s relationship with FCS shall continue, with FCS continuing to provide accounting services to the Company. FCS is considered to be a related party. During the three and nine months ended September 30, 2019, the Company incurred costs of $15,382 and $38,888, respectively with FCS in connection with these services. As of September 30, 2019, the Company owed FCS $18,322, which is included in trade and other payables on the Condensed Consolidated Balance Sheet.

Note 10 – Revenue Information

Revenue by product lines was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Line	2019	2018	2019	2018
MicroParticle Catalyzed Biosensor (“MPC”)	$13,595	$(18,798)	$102,259	$106,832
Particle ImmunoFiltration Assay (“PIFA”)	398,650	567,262	1,279,625	1,183,327
Rapid Enzymatic Assay (“REA”)	-	-	85,000	55,000
Other	8,567	8,625	30,564	41,006
Total Revenue	$420,812	$557,089	$1,497,448	$1,386,165

The total revenue by geographic area determined based on the location of the customers was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Geographic Region	2019	2018	2019	2018
United States	$420,812	$554,269	$1,479,948	$1,311,360
Rest of World	-	2,820	17,500	74,805
Total Revenue	$420,812	$557,089	$1,497,448	$1,386,165

The Company had long-lived assets totaling $11,461 and $14,294 located in the People’s Republic of China and $260,884 and $312,573 located in the United States as of September 30, 2019 and December 31, 2018, respectively.

Note 11 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

During the three months ended September 30, 2019 and 2018, the Company made matching contributions to the 401(k) Plan of $5,860 and $14,134, respectively and $22,748 and $43,248 for the nine months ended September 30, 2019 and 2018, respectively.

Note 12 – Subsequent Event

On November 1, 2019, the Company filed a Form S-1 and Form S-3 Registration Statement Under the Securities Act of 1933.

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

Key Events, Management’s Plans and Basis of Presentation

Board’s Evaluation of Strategic Alternatives

On November 7, 2018, the Company announced that its Board of Directors had initiated a process to evaluate strategic alternatives to maximize shareholder value. This process is ongoing and is considering a range of potential strategic alternatives including, but not limited to, business combinations, while simultaneously supporting the Company’s management and employees in the execution of the Company’s current business activities. On November 19, 2018, the Company further announced that in its evaluation of strategic alternatives it will consider a range of potential strategic alternatives including, but not limited to, business combinations in sectors different than that currently engaged in, including cannabis and hemp related industries. The Board of Directors may also pursue a strategic alternative in one of the aforementioned industries by retaining individuals that have expertise in those industries.There can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative.

Further to the Company’s pursuit of strategic alternatives, pursuant to an unsecured promissory note dated July 4, 2019, on July 25, 2019 the Company advanced $100,000 to a company in the hemp related industry with which the Company had been considering a potential business transaction. Discussions with this party toward a potential transaction have been suspended. The unsecured promissory note became due on October 2, 2019 and the Company is pursuing collection of the obligation.

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

NASDAQ Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On May 10, 2019, the Company received notification (the “Letter”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company’s common stock was subject to potential delisting from NASDAQ because, for a period of thirty (30) consecutive business days, the bid price of the common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The notification had no immediate effect on the listing or trading of the common stock on NASDAQ.

NASDAQ stated in its Letter that in accordance with the Nasdaq Listing Rules the Company has been provided an initial period of 180 calendar days, or until November 6, 2019, to regain compliance. The Letter states that the NASDAQ staff will provide written notification that the Company has achieved compliance with the minimum bid price listing requirement if at any time before November 6, 2019, the bid price of the common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days.

On November 7, 2019, the Company received a written notification (the “Letter”) from Nasdaq notifying the Company that it is not eligible for a second 180 day period to regain compliance due to the fact the Company fails to comply with Nasdaq’s Marketplace Rule 5550(b)(1) because the Company’s stockholders’ equity as of June 30, 2019 fell below the required minimum of $5,000,000.

Nasdaq indicated in its letter that the Company may appeal the Staff’s determination to a Nasdaq hearing panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series before 4:00 p.m. Eastern Time on or prior to November 14, 2019. The Company has filed such appeal and has requested the Staff grant a hearing (the “Hearing”) and stay any delisting or suspension action by the Staff pending the issuance of the hearing panel’s decision.

At the Hearing, the Company will present its plan to regain compliance. The Company believes that it will be able to regain compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq’s Marketplace Rule 5550(b)(1) which should allow the Company’s common stock to continue to trade on the Nasdaq Capital Market.

Summary of Statements of Operations for the Three Months Ended September 30, 2019 and 2018

Revenue

Akers’ revenue for the three months ended September 30, 2019 totaled $420,812, a 24% decrease from the same period in 2018. The table below summarizes our revenue by product line for the three months ended September 30, 2019 and 2018, as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,
Product Lines	2019	2018	Percent Change

Particle ImmunoFiltration Assay (“PIFA”)	$398,650	$567,262	(30)%
MicroParticle Catalyzed Biosensor (“MPC”)	13,595	(18,798)	172%
Rapid Enzymatic Assay (“REA”)	-	-	-%
Other	8,567	8,625	(1)%
Total Revenue	$420,812	$557,089	(24)%

Revenue from the Company’s PIFA products decreased 30% to $398,650 (2018: $567,262) during the three months ended September 30, 2019, as compared to the same period of 2018. The decrease in the 2019 quarter was principally attributable to a larger new customer order in 2018 which was not repeated in the 2019 quarter.

Aker’s largest U.S. distribution partners are Cardinal Health and Thermo Fisher Scientific. Domestic net sales for the three months ended September 30, 2019 for these two distributors accounted for $383,991 of the total PIFA related product revenue as compared to $438,237 for the same period of 2018.

The Company’s MPC product sales increased by $32,393 to $13,595 (2018: $(18,798)) during the three months ended September 30, 2019. The increase was principally attributable to a credit issued to a customer as a result of the withdrawal of the OxiChek product line in the 2018 quarter.

Other revenue decreased to $8,567 (2018: $8,625) during the three months ended September 30, 2019 due to a decline in shipping/handling revenue. The category is made up principally of shipping and handling charges.

Gross Margin

The Company’s gross profit percentage improved to 32% (2018: 14%), and the gross margin improved to $135,302 (2018: $80,636) for the three months ended September 30, 2019, principally due to our focus on a more narrowed and higher margin product lineup. Furthermore, improvements in gross margin were attributable to cost reductions, including reduced headcount.

Cost of sales for the three months ended September 30, 2019 decreased to $285,510 (2018: $476,453) on account of lower revenues, as well as on account of the aforementioned production efficiencies and headcount reductions.

Administrative Expenses

Administrative expenses for the three months ended September 30, 2019, totaled $895,026, which was a 48% decrease as compared to $1,706,652 for the three months ended September 30, 2018.

The table below summarizes our administrative expenses for the three months ended September 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,
Description	2019	2018	Percent Change
Personnel Costs	$159,454	$287,054	(44)%
Professional Service Costs	218,415	727,069	(70)%
Stock Market & Investor Relations Costs	5,906	122,214	(95)%
Other Administrative Costs	511,251	570,315	(10)%
Total Administrative Expense	$895,026	$1,706,652	(48)%

Personnel expenses decreased by 44% for the three months ended September 30, 2019 as compared to the same period of 2018 on account of a reduction in administrative headcount to four as of September 30, 2019, as compared to six as of September 30, 2018.

Professional service costs decreased 70% for the three months ended September 30, 2019 as compared to the same period of 2018, principally on account of reduced legal fees ($152,795 (2018: $394,067)) and a decrease in accounting and audit expenses ($18,000 (2018: $206,374)). The higher costs in 2018 were principally attributable to the investigation and restatement of the financial statements, and certain litigation defense costs.

Stock market and investor fees decreased 95% for the three months ended September 30, 2019. The decrease in these fees was principally associated with the Company having delisted from the London Stock Exchange during the first quarter of 2019, and thereafter avoiding the costs associated with a presence on the London Stock Exchange.

Other administrative expenses decreased by 10%, principally attributable to decreased Director’s fees and expenses ($206,780 (2018: $306,053)) and computer expenses ($3,474 (2018: $58,502)) offset by an increase in uncollectable accounts ($101,078 (2018: $0)).

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2019 totaled $38,262 which was a 90% decrease compared to $364,641 for the three months ended September 30, 2018.

The table below summarizes our sales and marketing expenses for the three months ended September 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,
Description	2019	2018	Percent Change
Personnel Costs	$-	$209,029	(100)%
Professional Service Costs	3,314	41,147	(92)%
Royalties and Outside Commission Costs	28,698	68,017	(58)%
Other Sales and Marketing Costs	6,250	46,448	(87)%
Total Sales and Marketing Expenses	$38,262	$364,641	(90)%

During the first quarter of 2019, as part of our cost savings measures, we eliminated the personnel within the sales and marketing departments, including employees, consultants and third party related representatives.

Personnel expenses decreased by 100% for the three months ended September 30, 2019 as compared to the same period of 2018 on account of the reduction in the sales and marketing headcount to zero as of September 30, 2019, as compared to five as of September 30, 2018.

Professional service costs decreased 92% for the three months ended September 30, 2019, as compared to the same period of 2018, principally on account of reductions in the services provided by third party vendors.

Royalties and outside commission costs decreased by 58%, on account of the elimination of independent sales representatives (“ISRs).

Other sales and marketing Costs declined to $6,250 (2018: $46,448) principally due to the reductions in travel and entertainment for the sales and marketing personnel.

Compliance, Research and Development Expenses

Compliance, research and development expenses for the three months ended September 30, 2019 totaled $57,502, which was a 64% decrease as compared to $160,867 for the three months ended September 30, 2018.

The table below summarizes our compliance, research and development expenses for the three months ended September 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,
Description	2019	2018	Percent Change
Personnel Costs	$55,953	$95,896	(42)%
Professional Service Costs	(398)	15,554	(103)%
Other Compliance, Research and Development Costs	1,947	49,417	(96)%
Total Compliance, Research and Development Expenses	$57,502	$160,867	(64)%

During the second half of 2018, we eliminated the research and development functions of the company in connection with focusing the business on current products and reducing costs.

Personnel expenses decreased by 42% for the three months ended September 30, 2019 as compared to the same period of 2018 due to a reduction in the headcount to three as of September 30, 2019, as compared to five as of September 30, 2018. With these staff reductions, we eliminated the research & development functions, with the remaining personnel maintaining regulatory and quality assurance (compliance) functions.

Professional service costs, principally third party engineering costs, declined by 103% for the three months ended September 30, 2019, as compared to the same period of 2018, principally on account of the elimination of research & development activities.

Other compliance, research and development costs declined by 96%, for the three months ended September 30, 2019, as compared to the same period of 2018, principally on account of reduction in research and development activities, as discussed above.

Other Income and Expense

Other income, net of expense, for the three months ended September 30, 2019 totaled $28,463 as compared to $40,351 for the three months ended September 30, 2018.

The table below summarizes our other income and expenses for the three months ended September 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,
Description	2019	2018	Percent Change
Currency Translation Gains	$32	$634	(95)%
Realized Gains on Investments	6,416	(6,900)	193%
Interest and Dividend Income	22,015	42,445	(48)%
Other Extraordinary Income	-	4,172	(100)%
Total Other Income, Net of Expenses	$28,463	$40,351	(29)%

Summary of Statements of Operations for the Nine Months Ended September 30, 2019 and 2018

Revenue

Akers’ revenue for the nine months ended September 30, 2019 totaled $1,497,448, an 8% increase from the same period in 2018. The table below summarizes our revenue by product line for the nine months ended September 30, 2019 and 2018, as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,
Product Lines	2019	2018	Percent Change

Particle ImmunoFiltration Assay (“PIFA”)	$1,279,625	$1,183,327	8%
MicroParticle Catalyzed Biosensor (“MPC”)	102,259	106,832	(4)%
Rapid Enzymatic Assay (“REA”)	85,000	55,000	55%
Other	30,564	41,006	(25)%
Total Revenue	$1,497,448	$1,386,165	8%

Revenue from the Company’s PIFA products increased 8% to $1,279,625 (2018: $1,183,327) during the nine months ended September 30, 2019, as compared to the same period of 2018. The increase was attributable to product supply issues encountered in the first two quarters of 2018 that were not experienced in the 2019 periods.

Aker’s largest U.S. distribution partners are Cardinal Health and Thermo Fisher Scientific. Domestic net sales for the nine months ended September 30, 2019 for these two distributors accounted for $1,215,981 of the total PIFA related product revenue as compared to $833,102 for the same period of 2018.

The Company’s MPC product sales decreased by 4% to $102,259 (2018: $106,832) during the nine months ended September 30, 2019.

The Company’s REA products generated $85,000 (2018: $55,000) during the nine months ended September 30, 2019, principally on account of a large order by a customer during the 2019 period.

Other revenue decreased to $30,564 (2018: $41,006) during the nine months ended September 30, 2019 due to a decline in shipping/handling revenue. The category is made up principally of shipping and handling charges.

Gross Margin

The Company’s gross profit percentage improved to 50% (2018: 22%), and the gross margin improved to $746,137 (2018: $309,386) for the nine months ended September 30, 2019, principally due to our focus on a more narrowed and higher margin product lineup. Furthermore, improvements in gross margin were attributable to cost reductions, including reduced headcount, as well as a higher level of revenues against production fixed costs, such as for rent and supervisory personnel.

Cost of sales for the nine months ended September 30, 2019 decreased to $751,311 (2018: $1,076,779) on account of the aforementioned production efficiencies and headcount reductions.

Administrative Expenses

Administrative expenses for the nine months ended September 30, 2019, totaled $2,859,288 which was a 32% decrease as compared to $4,187,786 for the nine months ended September 30, 2018.

The table below summarizes our administrative expenses for the nine months ended September 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,
Description	2019	2018	Percent Change
Personnel Costs	$537,452	$786,781	(32)%
Professional Service Costs	793,580	1,958,819	(59)%
Stock Market & Investor Relations Costs	283,867	382,151	(26)%
Other Administrative Costs	1,244,389	1,060,035	17%
Total Administrative Expense	$2,859,288	$4,187,786	(32)%

Personnel expenses decreased by 32% for the nine months ended September 30, 2019 as compared to the same period of 2018 on account of a reduction in administrative headcount to six as of September 30, 2019, as compared to four as of September 30, 2018.

Professional service costs decreased 59% for the nine months ended September 30, 2019 as compared to the same period of 2018, principally on account of reduced legal fees ($671,523 (2018: $1,277,518)) and accounting and audit expenses ($32,881 (2018: $442,416)). The higher costs in 2018 were principally attributable to the investigation and restatement of the financial statements, and certain litigation defense costs.

Stock market and investor fees decreased 26% for the nine months ended September 30, 2019. The decrease in these fees was principally associated with the costs incurred in connection with the withdrawal from the London Stock Exchange.

Other administrative expenses increased by 17%, principally attributable to increased Director’s fees and expenses ($500,164 (2018: $307,871)), including stock-based compensation, of ($242,164 (2018: $0)).

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2019 totaled $202,242 which was an 85% decrease compared to $1,334,262 for the nine months ended September 30, 2018.

The table below summarizes our sales and marketing expenses for the nine months ended September 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,
Description	2019	2018	Percent Change
Personnel Costs	$65,717	$797,627	(92)%
Professional Service Costs	36,418	181,770	(80)%
Royalties and Outside Commission Costs	69,448	165,855	(58)%
Other Sales and Marketing Costs	30,659	189,010	(84)%
Total Sales and Marketing Expenses	$202,242	$1,334,262	(85)%

During the first quarter of 2019, as part of our cost savings measures, we eliminated the personnel within the sales and marketing departments, including employees, consultants and third party related representatives.

Personnel expenses decreased by 92% for the nine months ended September 30, 2019 as compared to the same period of 2018 on account of the reduction in the sales and marketing headcount to zero as of September 30, 2019, as compared to five as of September 30, 2018.

Professional service costs decreased by 80% for the nine months ended September 30, 2019, as compared to the same period of 2018 primarily on account of reductions in marketing and sales related consultants.

Royalties and outside commission costs decreased by 58%, principally on account of ISR costs incurred for approximately two months in 2019 as compared to nine months in the 2018 period. An evaluation of the ISR program determined it to be ineffective and, as a result, all ISR’s agreements were terminated effective February 19, 2019.

Other sales and marketing costs declined to $30,659 (2018: $189,010) principally due to the reductions in travel and entertainment for the sales and marketing personnel.

Compliance, Research and Development Expenses

Compliance, research and development expenses for the nine months ended September 30, 2019 totaled $206,802, which was a 76% decrease as compared to $859,961 for the nine months ended September 30, 2018.

The table below summarizes our compliance, research and development expenses for the nine months ended September 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,
Description	2019	2018	Percent Change
Personnel Costs	$186,357	$571,311	(67)%
Clinical Trial Costs	-	1,480	(100)%
Professional Service Costs	9,644	153,450	(94)%
Other Compliance, Research and Development Costs	10,801	133,720	(92)%
Total Compliance, Research and Development Expenses	$206,802	$859,961	(76)%

During the second half of 2018, we eliminated the research and development functions of the company in connection with focusing the business on current products and reducing costs.

Personnel expenses decreased by 67% for the nine months ended September 30, 2019 as compared to the same period of 2018 due to a reduction in the headcount to three as of September 30, 2019, as compared to five as of September 30, 2018. These staff reductions eliminated the research & development functions, with the remaining personnel maintaining regulatory and quality assurance (compliance) functions.

Professional service costs, principally third party engineering costs, declined by 94% for the nine months ended September 30, 2019, as compared to the same period of 2018, principally on account of the elimination of research & development activities.

Other compliance, research and development costs declined by 92%, for the nine months ended September 30, 2019, as compared to the same period of 2018, principally on account of reduction in research and development activities, as discussed above.

Other Income and Expense

Other income, net of expense, for the nine months ended September 30, 2019 totaled 78,326 as compared to $119,560 for the nine months ended September 30, 2018.

The table below summarizes our other income and expenses for the nine months ended September 30, 2019 and 2018 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,
Description	2019	2018	Percent Change
Currency Translation Loss	$(4,846)	$(5,271)	8%
Investment Gain/(Loss)	2,155	(11,300)	119%
Interest and Dividend Income	81,017	131,959	(39)%
Other Extraordinary Income	-	4,172	(100)%
Total Other Income, Net of Expenses	$78,326	$119,560	(34)%

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

Capital expenditures for the nine months ended September 30, 2019 were $0 (2018: $68,214).

Operating Activities

Our net cash consumed by operating activities totaled $2,572,578 during the nine months ended September 30, 2019. Cash was consumed by the loss of $2,548,875 reduced by non-cash adjustments principally consisting of $6,289 for accrued interest on marketable securities, $54,522 for depreciation and amortization of non-current assets, $126,422 for charge for obsolescence, $105,325 for the allowance of doubtful accounts and other receivables and $267,720 for share based compensation offset by gains on the sale of securities of $2,155. For the nine months ended September 30, 2019, within changes of assets and liabilities, cash provided consisted of a decrease in deposits and other receivables of $9,347, a decrease in inventories of $46,786, a decrease in prepaid expenses of $18,147 and a decrease in other assets of $4,330, off-set by an increase in trade receivables of $59,899 and a decrease in trade and other payables of $600,537.

Our net cash consumed by operating activities totaled $5,863,364 during the nine months ended September 30, 2018. Cash was consumed by the loss of $7,011,394 reduced by non-cash adjustments of $173,047 for depreciation and amortization of non-current assets, $3,469 for the amortization of deferred compensation, $218,799 for the charge for obsolescence, $97,000 for the allowance of doubtful accounts, $11,300 for loss on sale of securities, $12,106 for share based compensation to employees and $12,545 for share based compensation to non-employees less $10,633 for accrued interest and dividends on marketable securities. For the nine months ended September 30, 2018, decreases in trade receivables of $584,443, prepaid expenses – related party of $20,706 and increases in trade and other payables – related party of $7,366 and trade and other payables of $508,983 provided cash, primarily related to routine changes in operating activities. A net increase in deposits and other receivables of $13,836, deposits and other receivables – related party of $30,243, inventory of $79,162, and prepaid expenses of $367,860 consumed cash from operating activities.

Investing Activities

The Company’s net cash provided by investing totaled $2,369,211, as compared to $71,150 during the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by investing activities for the nine months ended September 30, 2019 consisted of proceeds from the sale of marketable securities of $2,556,516 offset by $87,305 consumed by the purchase of marketable securities and $100,000 for the issuance of a short-term note receivable. During the nine months ended September 30, 2018, investing activities consisted of proceeds from the sale of marketable securities of $5,460,662 offset by $5,389,512 consumed by the purchase of marketable securities and capital expenditures.

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

At September 30, 2019, Akers had cash of 478,388 (including restricted cash of 115,094) and marketable securities of $2,845,250, working capital of $2,942,409, shareholders’ equity of $3,598,195 and an accumulated deficit of $118,243,756. In order to execute on our long-term strategy, including being able to execute upon our pursuit of potential strategic alternatives including but not limited to business combinations, we expect to need to raise additional funds through equity offerings, debt financing or other means. The Company may also issue equity or a portion of the purchase price for acquisitions may be in equity. There are no assurances that we will be able to produce such funds on acceptable terms or at all.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing.

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its operations and planned activities, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Chairman, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal financial officer) and our Executive Chairman (our principal executive officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and our Executive Chairman concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, there were no material changes in internal control over financial reporting. On November 1, 2019, our Board of Directors appointed Christopher C. Schreiber, an existing director, to the additional role of Executive Chairman (principal executive officer).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Pulse Health LLC v Akers Biosciences, Inc. No.: 3:16-cv-01919-HZ

On October 17, 2016, the Company was served with a notice that Pulse Health LLC (“Pulse”) filed a lawsuit against the Company on September 30, 2016 in United States Federal District Court, District of Oregon, alleging a breach of contract under the settlement agreement entered into by the Company and Pulse on April 8, 2011 which settled all claims and disputes between the Company and Pulse arising from a previously executed Technology Development Agreement entered into by the Company and Pulse and damages resulting from said alleged breach. Additionally, Pulse alleged false advertising and unlawful trade practices in connection with the Company’s sales activities related to the Company’s OxiChek™ products.

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

The Court decided by order dated April 14, 2017 in favor of the Company and dismissed with prejudice the claims brought by Pulse for unfair competition (both federal and state counts). The court decided against the Company in its motions for transfer of venue and for lack of jurisdiction. As such, the case proceeded in the District Court of Oregon.

The Company filed a Motion for Summary Judgment on January 24, 2018. On June 21, 2018, the Court ruled in favor of the Company on some issues and determined that other issues warranted a trial. The Court further determined that equitable relief, such as an injunction, “may be warranted.” Following such rulings, the Company discovered certain deficiencies in its discovery responses and took appropriate steps to supplement the record and correct these deficiencies.

On September 17, 2018, the Company and Pulse entered into a settlement. Pursuant to the settlement reached between Pulse and the Company, on October 9, 2018 the Company paid $930,000 to Pulse. The Company has also agreed to a permanent injunction and not to make, use, sell or offer to sell the BreathScan OxiChek™ product, any product that detects aldehydes or oxidative stress in exhaled human breath or breath condensate using either basic fuchsin or sodium metabisulfite or any form, analog or equivalent thereof, and the BreathScan Lync device, or any equivalent thereof, as part of a test for aldehydes or oxidative stress in human exhaled breath or breath condensate. There was no material impact on our revenues as a result of the withdrawal of the BreathScan OxiChek™ product from sale. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

Faulkner v. Akers Biosciences, Inc., No. 2:18-cv-10521 (D.N.J.) and Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.)

On June 13, 2018, Plaintiff Tim Faulkner filed a class action complaint alleging securities violations against the Company, John J. Gormally, and Gary M. Rauch (“Individual Defendants”) (together with the Company, “Defendants”) on behalf of all persons and entities who purchased publicly traded Akers securities from May 15, 2017 through June 5, 2018 (the “Faulkner Action”). The complaint alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 against all Defendants, and violations of Section 20(a) of the Exchange Act against the Individual Defendants. In particular, the complaint alleged that Defendants made false and/or misleading statements and/or failed to disclose in its first, second, and third quarter 2017 10-Qs and its 2017 10-K that: (1) Akers was improperly recognizing revenue for the fiscal year ended December 31, 2017; and, (2) Akers had downplayed weaknesses in its internal controls over financial reporting and failed to disclose the true extent of those weaknesses. On June 20, 2018, Plaintiff David Gleason filed a class action complaint under the caption Gleason v. Akers Biosciences, Inc., No. 2:18-cv-10805 (D.N.J.) based on the same allegations and causes of action (the “Gleason Action”). On November 21, 2018, the Faulkner and Gleason Actions were consolidated under the Faulkner Action docket. The parties conducted a mediation on January 10, 2019, and agreed to a settlement in principle disposing of the consolidated action as to all Defendants, including the Individual Defendants. On March 8, 2019, the parties signed a settlement agreement, subject to approval by the Court, whereby the Company agreed to pay $2,250,000 in exchange for full releases and discharge of all claims against the Company. On the same day, Plaintiffs Tim Faulkner and David Gleason filed a motion for preliminary approval of the settlement and to establish notice procedures. On July 3, 2019, the Court granted the motion for preliminary approval and scheduled a final settlement hearing for November 8, 2019. On or about July 24, 2019, the Company’s D&O insurer sent the settlement payment of $2,250,000 to the settlement agent for the class. On September 20, 2019, the Court granted the parties’ request to adjourn the final settlement hearing and scheduled a final settlement hearing for December 20, 2019, at 11:00 a.m. On October 11, 2019, Plaintiffs Tim Faulkner and David Gleason filed motions for final approval of the proposed settlement and award of attorneys’ fees, reimbursement of expenses, and award to Plaintiffs Tim Faulkner and David Gleason to be heard at the final settlement hearing on December 20, 2019.

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.) and Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On November 9, 2018, Cale Watts (“Watts Plaintiff”) filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and a payment of attorneys’ fees of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh (“Chan Plaintiffs”) filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action (the “Chan Action”). The Chan Action further alleged that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On March 22, 2019, the Watts Plaintiff filed a motion for preliminary approval of the proposed settlement, approving the proposed form and method of providing notice of the settlement, scheduling a hearing for final approval of the settlement (“Watts Motion for Preliminary Approval”). On April 1, 2019, the Chan Plaintiffs filed an Opposition to the Motion for Preliminary Approval and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). After multiple extensions of the Watts Motion for Preliminary Approval and the Chan Motion to Intervene and the defendants’ opposition to the Motion to Intervene, the Watts Plaintiff, Chan Plaintiffs, and the defendants reached an agreement in principle to settle the Watts and Chan Actions that included corporate reforms and a payment of attorneys’ fees of $325,000. On October 2, 2019, the Watts Plaintiff filed an Unopposed Motion for Preliminary Approval of the Settlement (the “Omnibus Motion for Preliminary Approval”). The court set a motion date for the Omnibus Motion for Preliminary Approval of November 4, 2019. The motion remains pending.

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

Typenex Medical, LLC v. Akers Biosciences, Inc., JAMS Ref. No. 1450005929

On November 15, 2018, Typenex Medical LLC (“Typenex”), a telemarketing entity with whom the Company had entered into a marketing and commission agreement dated September 30, 2016 (the “Marketing Contract”), filed an arbitration against the Company before JAMS ADR (the “Arbitration”), and an arbiter was appointed to the Arbitration on December 14, 2018. In the Arbitration, Typenex stated that it was seeking “at least” $220,500 based on the allegation that the Marketing Contract entitles Typenex to a commission on sales of certain of the Company’s heparin-related products in the period two years from the Marketing Contract’s expiration, and in the alternative, Typenex was seeking relief for breach of the implied covenant of good faith and fair dealing, and/or unjust enrichment. On July 19, 2019, the Company and Typenex executed a settlement agreement. Pursuant to the settlement agreement, the Company agreed to pay Typenex $50,000 in cash and to issue 40,000 shares of the Company’s common stock.

NovoTek Therapeutics Inc. and NovoTek Pharmaceuticals Limited v. Akers Biosciences, Inc.

On June 21, 2019, the Company received a complaint, filed by Novotek Therapeutics Inc., and Novotek Pharmaceuticals Limited (collectively, “Novotek”), Beijing-based entities, in the United States District Court for the District of New Jersey, alleging, among other things, breach of contract. Novotek is seeking, among other things, damages in the amount of $1,551,562, plus interest, disbursements and attorneys’ fees. The Company vigorously disputes the allegations in the complaint and has retained counsel to defend it. On September 16, 2019, the Company filed a partial motion to dismiss the complaint, which was fully submitted as of November 4, 2019. The Company is not yet able to determine the amount of the Company’s exposure, if any.

Neelima Varma v. Akers Biosciences, Inc. and St. David’s Healthcare Partnership, L.P., LLP CAUSE NO: D-1-GN-19-004262

On July 25, 2019, the Company was notified that on July 23, 2019, a complaint was filed by Neelima Varma, against the Company and St. David’s Healthcare Partnership, L.P., LLP (“St. David’s”), in the district court of Travis County, Texas, alleging, among other things, negligence, gross negligence and strict product liability, breach of express warranty, breach of implied warranty and fraudulent misrepresentation and omission, with respect to a medical device which the Company had sold through one its distributors to St. David’s. Ms. Varma is seeking aggregate monetary relief from the Company and St. David’s in excess of $1,000,000. On September 20, 2019, the Company filed the original answer to plaintiff’s original petition and on October 1, 2019, the Company received from plaintiff their first interrogatories and request for production of documents. The Company carries product liability insurance. The insurance carrier has provided notice that it has reserved certain rights. The Company and its insurance carrier will contest this complaint vigorously. The Company believes that its product liability insurance coverage will be adequate to cover the potential exposure for this matter.

Douglas Carrara v. Akers Biosciences, Inc., John Does 1-10, and XYZ Corp. 1-10, Docket No. ESX-L-5272-19 (N.J. Super. Ct., Essex County):

Douglas Carrara, a former executive, has sued the Company over the termination of his employment. The executive seeks contractual severance pay in the amount of $200,000. The executive asserts that the termination was without cause within the meaning of his employment agreement, which provides for severance of one year’s salary in the event of termination without cause. The executive also seeks indemnification for approximately $10,000 in attorneys’ fees that he contends he incurred in regard to company business. On August 29, 2019, the Company filed an answer to the second amended complaint, and the parties have exchanged documents and interrogatories as part of the discovery process.  No trial date or discovery cutoff has been set. With regard to both claims, the executive seeks to recover his attorneys’ fees under a fee-shifting provision in his employment agreement.

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

Item 1A. Risk Factors

Please see risk factor below, as well as risk factors discussed in our Annual Report Form 10-K filed on April 1, 2019.

We will require additional capital in the future to support our operations or to pursue strategic alternative transactions. If we do not obtain any such additional financing, our business prospects, financial condition and results of operations will be adversely affected.

We expect cash flows from our current operations to be inadequate to cover our anticipated expenses and we believe that our existing capital resources will only be sufficient to fund our current operations for the next ten to twelve months. As such, we will need to obtain significant additional financing, both in the short and long-term to cover operating expenses and to fund potential acquisitions. We may not be able to secure adequate additional financing when needed on acceptable terms, or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings. If we cannot secure sufficient additional funding on a timely basis, we may be forced to forego strategic opportunities, delay, scale back or eliminate future product development, and/or be forced to sell assets, perhaps on unfavorable terms, which would harm our business and our ability to generate positive cash flows from operations needed to stay in business in the future, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares.

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We currently manufacture our products at a single location. Any disruption at this facility could adversely affect our business and results of operations.

We currently manufacture all our products at our manufacturing plant. If our manufacturing plant were damaged or destroyed, or otherwise subject to disruption, it would require substantial lead-time to replace or rebuild the facility for the manufacture of our products. In such event, we would be forced to rely entirely on third-party contract manufacturers for an indefinite period of time. We do not currently have established relationships with any back-up manufacturers. Even if we are able to establish a relationship with a third-party manufacturer, there is no assurance that such manufacturer will be able to meet our needs from a technical, timing, or cost effective manner.

We are currently subject to a number of securities litigations and we may be subject to similar or other litigation in the future.

The Company is currently subject to a number of litigations, as discussed in the “Business” section. In connection with certain of these litigations, the Company has entered into settlements of claims for significant monetary damages. We may also be subject to judgements or enter into additional settlements of claims for significant monetary damages for the securities litigations that we have yet to enter into settlement agreements. Defending against the current litigations is or can be time-consuming, expensive and cause diversion of our management’s attention.

With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuit. Substantial litigation costs, including the substantial self-insured retention that we are required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation may adversely impact our business, operating results or financial condition. We believe that our directors’ and officers’ liability insurance will cover our potential liability with respect to the securities class-action lawsuit; however, the insurer has reserved its rights to contest the applicability of the insurance to such claims and the limits of the insurance may be insufficient to cover our eventual liability.

Risks Related to our Pursuit of Strategic Alternatives

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transaction, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

In November 2018, we announced that our Board of Directors had initiated a process to evaluate strategic alternatives to maximize shareholder value. We have not set a timetable for completion of this exploratory process and cannot provide any assurances that the process will result in the consummation of a strategic transaction of any kind, or that we will not abandon the process. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determine that further disclosure is appropriate. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. If we are unable to successfully integrate the operations of any businesses that we may acquire in the future, our business, financial position, results of operations or cash flows could be adversely affected. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

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

The Company, if it acquires a new business, or retains individuals with expertise in a new industry to pursue a strategic alternative, will have a limited operating history in such new industry, specifically the Cannabis industry, and may not succeed.

The Company will have a limited operating history within the Cannabis industry and may not succeed. The Company will be subject to all risks inherent in a developing business enterprise. The Company’s likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with manufacturing specialty products and the competitive and regulatory environment in which the Company operates. For example, the Cannabis industry is a new industry that, as a whole, may not succeed, particularly if the Federal government changes course and decides to prosecute those dealing in Cannabis under Federal law. If that happens, there may not be an adequate market for the Company’s products. As a new industry, there are not established players on whose business models the Company can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in the Company. Furthermore, as the industrial hemp industry is a new market, it is ripe for technological advancements that could limit or eliminate the need for the Company’s products. Furthermore, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of the Company’s business, in particular with respect to the Company’s new products. The Company may not be able to successfully address these risks and uncertainties or successfully implement the Company’s operating strategies. If the Company fails to do so, such failure could materially harm the Company’s business to the point of having to cease operations and could impair the value of the Company’s common stock to the point investors may lose their entire investment.

If the Company acquires a business in the cannabis industry or otherwise pursues a strategic alternative, we would face additional unique and evolving risks.

Further legislative development beneficial to the cannabis industry is not guaranteed

If the Company acquires a business in the cannabis industry or otherwise pursues a strategic alternative, the success of such business would depend on the continued development of the cannabis industry and the activity of commercial business and government regulatory agencies within the industry. The continued development of the cannabis industry is dependent upon continued legislative and regulatory authorization of cannabis at the state level and a continued laissez-faire approach by federal enforcement agencies. Any number of factors could slow or halt progress in this area. Further regulatory progress beneficial to the industry cannot be assured. While there may be ample public support for legislative action, numerous factors impact the legislative and regulatory process, including election results, scientific findings or general public events. Any one of these factors could slow or halt progressive legislation relating to cannabis and the current tolerance for the use of cannabis by consumers, which could adversely affect the business we may acquire or pursue. These changes may require us, should we acquire a business or otherwise pursues a strategic alternative in the cannabis industry, to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to the business we may acquire or pursue.

The cannabis industry could face strong opposition from other industries

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis industry could have a detrimental impact on our potential business.

The legality of marijuana could be reversed in one or more states

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While federal laws prohibit the sale and distribution of most marijuana products not approved or authorized by the FDA, at least 30 jurisdictions and the District of Columbia have enacted state laws to enable possession and use of marijuana for medical purposes, and at least ten jurisdictions for recreational purposes. However, the voters or legislatures of states in which marijuana has already been legalized could potentially repeal applicable laws which permit the operation of both medical and retail marijuana businesses. These actions might force our potential business to cease operations in one or more states entirely.

Banking regulations could limit access to banking services

Since the use of marijuana is illegal under federal law, there is a compelling argument that banks cannot lawfully accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our potential business to operate and our reliance on cash could result in a heightened risk of theft. Additionally, some courts have denied marijuana-related businesses bankruptcy protection, thus, making it very difficult for lenders to recoup their investments, which may limit the willingness of banks to lend to us.

Insurance risks

In the United States, many marijuana-related businesses are subject to a lack of adequate insurance coverage. In addition, many insurance companies may deny claims for any loss relating to marijuana or marijuana-related operations based on their illegality under federal law, noting that a contract for an illegal transaction is unenforceable. Thus, if we acquire a business or otherwise pursues a strategic alternative in the cannabis industry, we may have a difficult time obtaining certain insurances that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common stock. The delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on NASDAQ. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital and a minimum price per share. On May 10, 2019, we received a notice from the staff (the “Staff”) of NASDAQ that, for a period of thirty (30) consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Rule 5550(a)(2) (the “Bid Price Rule”).

NASDAQ stated in its letter that in accordance with the NASDAQ Listing Rules we have been provided an initial period of 180 calendar days, or until November 6, 2019 to regain compliance.

On November 7, 2019, the Company received a written notification (the “Letter”) from Nasdaq notifying the Company that it is not eligible for a second 180 day period to regain compliance due to the fact the Company fails to comply with Nasdaq's Marketplace Rule 5550(b)(1) because the Company's stockholders' equity as of June 30, 2019 fell below the required minimum of $5,000,000.

Nasdaq indicated in its letter that the Company may appeal the Staff’s determination to a Nasdaq hearing panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series before 4:00 p.m. Eastern Time on or prior to November 14, 2019. The Company has filed such appeal and requested the Staff to grant a hearing (the “Hearing”) and stay any delisting or suspension action by the Staff pending the issuance of the hearing panel’s decision.

At the Hearing, the Company will present its plan to regain compliance. The Company believes that it will be able to regain compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq's Marketplace Rule 5550(b)(1) which should allow the Company’s common stock to continue to trade on the Nasdaq Capital Market.

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock. If we fail to continue to meet all applicable NASDAQ requirements, NASDAQ may determine to delist our common stock. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

If our common stock is delisted as a result of our failure to comply with the Bid Price Rule or any other NASDAQ continued listing requirement, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, delisting would substantially impair our ability to raise additional funds to fund our operations, to meaningfully advance the development of our products, and we could face other significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	a reduced amount of news and analyst coverage for us;

●	reduced liquidity for our stockholders;

●	potential loss of confidence by employees and potential future partners or collaborators; and

●	loss of institutional investor interest and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2019, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.1	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: November 14, 2019
	By:	/s/ Howard R. Yeaton
	Name:	Howard R. Yeaton
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ Christopher C. Schreiber
	Name:	Christopher C. Schreiber
	Title:	Executive Chairman of the Board and Director
(Principal Executive Officer)

