Form 10-Q
period 2020-03-31
Akers Biosciences, Inc.
filed 2020-05-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

As of May 15, 2020 there were 4,755,407 shares outstanding of the registrant’s common stock.

Part I - Financial Information

Item 1 - Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$812,439	$517,444
Marketable Securities	6,629,434	9,164,273
Trade Receivables, net	321,626	42,881
Inventories, net	193,445	198,985
Prepaid expenses	339,486	387,231
Total Current Assets	8,296,430	10,310,814

Non-Current Assets
Prepaid Expenses	252,941	252,308
Restricted Cash	115,094	115,094
Property, Plant and Equipment, net	26,678	33,574
Operating Lease Right-of-Use Asset	269,337	-
Intangible Assets, net	158,597	170,423
Other Assets	2,722	2,722
Total Non-Current Assets	825,369	574,121

Total Assets	$9,121,799	$10,884,935

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,033,883	$1,529,765
Operating Lease Liability	146,070	-
Total Current Liabilities	2,179,953	1,529,765

Operating Lease Liability - non-current	124,395	-

Total Liabilities	$2,304,348	$1,529,765

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, No par value, 50,000,000 total preferred shares authorized	-	-
Series C Convertible Preferred Stock, 1,990,000 shares designated, no par value and a stated value of $4.00 per share, 0 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 211,353 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	418,479	-
Common stock, No par value, 100,000,000 shares authorized 2,915,240 and 1,738,837 issued and outstanding as of March 31, 2020 and December 31, 2019	129,743,689	128,920,414
Accumulated Other Comprehensive Income (Loss)	(223,051)	17,886
Accumulated Deficit	(123,121,666)	(119,583,130)
Total Shareholders’ Equity	6,817,451	9,355,170

Total Liabilities and Shareholders’ Equity	$9,121,799	$10,884,935

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Product Revenue	$363,515	$612,123
Product Cost of Sales	(172,871)	(245,937)

Gross Income	190,644	366,186

Research and Development Expenses	2,483,057	-
Administrative Expenses	1,157,732	982,953
Sales and Marketing Expenses	14,463	149,841
Regulatory and Compliance Expenses	72,091	88,391
Litigation Settlement Expenses	-	75,000
Amortization of Non-Current Assets	8,874	10,003

Loss from Operations	(3,545,573)	(940,002)

Other (Income) Expenses
Impairment of Non-Current Assets	2,952	-
Foreign Currency Transaction Loss	-	4,659
Loss on Investments	36,714	3,718
Interest and Dividend Income	(46,703)	(31,421)
Total Other Income	(7,037)	(23,044)

Loss Before Income Taxes	(3,538,536)	(916,958)

Income Tax Benefit	-	-

Net Loss	(3,538,536)	(916,958)

Other Comprehensive Income (Loss)
Net Unrealized Gain (Loss) on Marketable Securities	(240,937)	29,343
Total Other Comprehensive Income (Loss)	(240,937)	29,343

Comprehensive Loss	$(3,779,473)	$(887,615)

Basic and Diluted loss per common share	$(1.59)	$(1.70)

Weighted average basic and diluted common shares outstanding	2,226,847	540,628

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended March 31, 2019
	Series D Convertible					Accumulated
	Preferred Stock		Common Stock			Other
				Common	Accumulated	Comprehensive	Total
	Shares	Series D	Shares	Stock	Deficit	Income/(Loss)	Equity
Balance at December 31, 2018 (audited)	-	$-	540,607	$121,554,547	$(115,694,881)	$(25,913)	$5,833,753
Net loss	-	-	-	-	(916,958)	-	(916,958)
Issuance of stock grants to key employees	-	-	625	15,874	-	-	15,874
Share-based compensation - Directors - restricted stock units	-	-	-	3,906	-	-	3,906
Net unrealized gain on marketable securities	-	-	-	-	-	29,343	29,343
Balance at March 31, 2019 (unaudited)	-	$-	541,232	$121,574,327	$(116,611,839)	$3,430	$4,965,918

	For the Three Months Ended March 31, 2020
	Series D Convertible					Accumulated
	Preferred Stock		Common Stock			Other
				Common	Accumulated	Comprehensive	Total
	Shares	Series D	Shares	Stock	Deficit	Income/(Loss)	Equity
Balance at December 31, 2019 (audited)	-	$-	1,738,837	$128,920,414	$(119,583,130)	$17,886	$9,355,170
Net loss	-	-	-	-	(3,538,536)	-	(3,538,536)
Exercise of prepaid equity forward contracts for common stock	-	-	765,000	77	-	-	77
Share-based compensation - Directors - restricted stock units	-	-	-	1,302	-	-	1,302
Shares issued for the purchase of license	211,353	418,479	411,403	814,578	-	-	1,233,057
Share-based compensation - shares issued to vendors	-	-	-	7,318	-	-	7,318
Net unrealized loss on marketable securities	-	-	-	-	-	(240,937)	(240,937)
Balance at March 31, 2020 (unaudited)	211,353	$418,479	2,915,240	$129,743,689	$(123,121,666)	$(223,051)	$6,817,451

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,538,536)	$(916,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of securities	36,714	-
Accrued (income)/loss on marketable securities	(4,713)	2,314
Depreciation and amortization	15,770	15,437
Impairment of intangible assets	2,952	-
Reserve for obsolete inventory	3,830	-
Reserve for doubtful trade receivables	-	4,247
Share based compensation to an employee - common stock	-	11,636
Share based compensation to directors - restricted stock units	1,302	3,906
Share based compensation - shares issued to vendors	7,318	-
Shares issued for the purchase of license	1,233,057	-
Change in assets and liabilities
Increase in trade receivables	(278,745)	(152,445)
Decrease in deposits and other receivables	-	9,347
(Increase)/Decrease in inventories	1,710	(16,033)
Decrease in prepaid expenses	47,112	182,655
Increase in trade and other payables	504,118	107,159
Increase in operating lease liability	1,128	-
Net cash used by operating activities	(1,966,983)	(748,735)

Cash flows from investing activities:
Purchases of marketable securities	(41,989)	(30,018)
Proceeds from sale of marketable securities	2,303,890	852,520
Net cash provided by investing activities	2,261,901	822,502

Cash flows from financing activities
Net proceeds from the exercise of prepaid equity forward contracts for the purchase of common stock	77	-
Net cash provided by financing activities	77	-

Net increase in cash and restricted cash	294,995	73,767
Cash and restricted cash at beginning of period	632,538	681,755
Cash and restricted cash at end of period	$927,533	$755,522

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized gains/(losses) on marketable securities	$(240,937)	$29,343
Operating lease right-of-use asset obtained in exchange for lease obligation	$306,706	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

Akers Biosciences, Inc. (“Akers”), is a New Jersey corporation. These consolidated financial statements include three wholly owned subsidiaries, Cystron Biotech, LLC, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

On March 23, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with the members of Cystron Biotech, LLC (individually, each a “Seller,” and collectively, the “Sellers”), pursuant to which the Company acquired 100% of the membership interests (the “Membership Interests”) of Cystron Biotech, LLC (“Cystron”). Cystron is a party to a license agreement with Premas Biotech PVT Ltd (“Premas”), whereby Premas granted Cystron, among other things, an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections.

The Company continues to sell its rapid, point-of-care screening and testing products, but at continued reduced volumes compared to prior years. As a result, the Company continues to experience low sales revenue from its screening and testing products. The Company is also experiencing a production backlog for some of its screening and testing products, which will further reduce its sales revenue. In addition, as the Company previously reported, the Company has eliminated its sales force for its screening and testing products. In light of these facts and the progress that the Company has made in its partnership with Premas for the development of a vaccine candidate for COVID-19, as previously announced, the Company recently initiated a strategic review of the screening and testing products business. As part of this review, the Company is exploring potential strategic and alternative transactions, which may include the disposition or winddown of its screening and testing products business. As a result, the makeup of the Company’s lines of business is subject to change.

Note 2 – Significant Accounting Policies

(a)	Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2019 and 2018 included in the Company’s 2019 Form 10-K, as filed on March 25, 2020. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are of only a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2020 and its results of operations and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(b)	Use of Estimates and Judgments

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. Information about significant areas of estimation, uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amounts recognized in the financial statements is included in the following notes for revenue recognition, recording research and development expenses, allowances for doubtful accounts, inventory write-downs, impairment of intangible assets and valuation of share-based payments.

(c)	Functional and Presentation Currency

These condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from cash balances denominated in Foreign Currencies, are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

At March 31, 2020, restricted cash included in non-current assets on the Company’s Condensed Consolidated Balance Sheet was $115,094 representing cash in trust for the purpose of funding legal fees for certain litigations.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

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

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(g)	Fair Value of Financial Instruments, continued

Following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2020 and December 31, 2019.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Bonds at March 31, 2020	$6,629,434	$-	$-

Fixed Income Bonds at December 31, 2019	$9,164,273	$-	$-

Marketable securities are classified as available for sale. The debt securities are valued at fair market value. Maturities of the securities are less than one year. Unrealized gains and losses relating to the available for sale investment securities were recorded in the Condensed Consolidated Statement of Changes in Shareholders’ Equity as other comprehensive (loss) income. These amounts were an unrealized loss of $240,937 and an unrealized gain of $29,343 for the three months ended March 31, 2020 and 2019, respectively.

Losses resulting from the sales of marketable securities were $36,714 and $3,718 for the three months ended March 31, 2020 and 2019, respectively.

Proceeds from the sales of marketable securities in the three months ended March 31, 2020 and 2019 were $2,303,890 and $852,520, respectively.

(h)	Trade Receivables and Allowance for Doubtful Accounts

The carrying amounts of current trade receivables are stated at cost, net of allowance for doubtful accounts and approximates their fair value given their short-term nature.

The normal credit terms extended to customers range between 30 and 90 days. Credit terms longer than these may be extended after considering the credit worthiness of the customers and the business requirements. The Company reviews all receivables that exceed terms and establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of allowance. The Company considers the historical level of credit losses, makes judgments about the credit worthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future.

As of March 31, 2020 and December 31, 2019, allowances for doubtful accounts for trade receivables were $458,902. Bad debt expenses for trade receivables were $0 and $4,247 for the three months ended March 31, 2020 and 2019, respectively.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(i)	Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with two banks.

Major Customers

For the three months ended March 31, 2020, two customers generated 60% and 35%, or 95% in the aggregate, of the Company’s revenues. For the three months ended March 31, 2019, two customers generated 45% and 44%, or 89% in the aggregate, of the Company’s revenue.

Two customers accounted for 65% and 30%, or 95% in the aggregate, and five customers accounted for 30%, 18%, 12%, 12% and 11%, or 83% in the aggregate, of trade receivables net of customer credits and allowances for doubtful accounts as of March 31, 2020 and December 31, 2019, respectively. These concentrations make the Company vulnerable to a near-term severe impact should these relationships be terminated. To limit such risks, the Company performs ongoing credit evaluations of its customers’ financial condition.

Major Suppliers

One supplier accounted for 64% and two suppliers accounted for 47% and 12%, or 59% in aggregate, of the Company’s purchases for the three months ended March 31, 2020 and 2019, respectively.

None of the Company’s suppliers accounted for more than 10% of the Company’s outstanding accounts payable as of March 31, 2020 and December 31, 2019.

(j)	Property, Plant and Equipment

Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset.

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amounts of property, plant and equipment and are recognized within “other income” in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Depreciation is recognized in profit and loss on an accelerated basis over the estimated useful lives of the property, plant and equipment. Leased assets are depreciated over the shorter of the lease term or their useful lives.

Depreciation expense totaled $6,896 and $5,434 for the three months ended March 31, 2020 and 2019, respectively.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(k)	Right-of-Use Assets

The Company leases its facility in West Deptford, New Jersey (the “Thorofare Facility”) under an operating lease (“Thorofare Lease”) with annual rentals of $132,000 plus common area maintenance (CAM) charges. The Thorofare Facility houses the Company’s office, manufacturing, laboratory and warehouse space. The Thorofare Lease took effect on January 1, 2008. On January 7, 2013, the Company extended the Thorofare Lease extending the term to December 31, 2019. On November 11, 2019, the Company entered into another extension of the Thorofare Lease, extending the term to December 31, 2021, effective January 1, 2020, and providing for an early termination option with a 150 day notice period.

On January 1, 2020 (“Effective Date”), the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on January 1, 2020. As a result, the consolidated balance sheet as of December 31, 2019 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of ROU assets of $306,706 and lease liabilities for an operating lease of $306,706 on the Company’s Condensed Consolidated Balance Sheet as of January 1, 2020.

The Company elected the package of practical expedients permitted within the standard, which allows an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components. The Company has also elected the short-term lease accounting policy under which the Company would not recognize a lease liability or ROU asset for any lease that at the commencement date has a lease term of twelve months or less and does not include a purchase option that the Company is more than reasonably certain to exercise.

For contracts entered into on or after the Effective Date, at the inception of a contract, the Company will assess whether the contract is, or contains, a lease. The Company’s assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2020, which were accounted for under ASC 840, were not reassessed for classification.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(k)	Right-of-Use Assets - continued

The Company’s operating lease is comprised solely of the lease of its Thorofare Facility. Condensed Consolidated Balance Sheet information related to its lease is presented below:

Balance Sheet Location	March 31, 2020	January 1, 2020	December 31, 2019
Operating Lease
Right-of-use asset	$269,337	$306,706	$-
Liability, current	146,070	143,018	-
Liability, net of current	124,395	163,688	-

The following provides details of the Company’s lease expense, including CAM charges:

Three Months Ended March 31, 2020
Lease cost
Operating lease cost	$42,944

Other information related to leases is presented below:

As of March 31, 2020
Other information
Operating cash used by operating leases	$41,816
Weighted-average remaining lease term – operating leases (in months)	21
Weighted-average discount rate – operating leases	10.00%

As of March 31, 2020, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating leases
2020 (excluding the three months ended March 31, 2020)	$123,552
2021	172,696
Total future minimum lease payments, undiscounted	$296,248
Less: Imputed interest	(25,783)
Present value of future minimum lease payments	$270,465

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(l)	Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite lives are reduced to their estimated fair value through an impairment charge to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Intangible assets as of March 31, 2020 and December 31, 2019 were $158,597 and $170,423, respectively. Intangible assets at March 31, 2020 consisted of patents, trademarks and customer lists of $3,897,635, net of accumulated amortization and impairment of $3,739,038. Intangible assets at December 31, 2019 consisted of patent, trademarks and customer lists of $3,897,635, net of accumulated amortization and impairment of $3,727,212.

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. Amortization expense was $8,874 and $10,003 for the three months ended March 31, 2020 and 2019, respectively.

The following is an annual schedule of approximate future amortization of the Company’s intangible assets:

Period	Amount

2020 (nine months)	$26,180
2021	34,907
2022	34,907
2023	27,823
2024	27,823
Thereafter	6,957
$158,597

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(m)	Revenue Recognition

Beginning on January 1, 2019, the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

The Company does not have any significant contracts with customers requiring performance beyond delivery. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the product transfers to the Company’s customer, which generally occurs upon delivery to the customer but can also occur when goods are shipped by the Company, depending on the shipment terms of the contract. The Company’s performance obligations are satisfied at that time.

The Company uses the most likely amount approach to determine the variable consideration of the transaction price in order to account for the contractual rebates and incentives that are estimated and adjusted for over time. The Company provides for rebates to its distributors. The Company had accrued for rebates and incentives of $200 and $20,002 as of March 31, 2020 and December 31, 2019, respectively. Accounts receivable will be reduced when the rebates are applied by the customer. The Company recognized a gain, net of adjustments, of $664 and an expense of $8,698 during the three months ended March 31, 2020 and 2019 for rebates and incentives, which is included as a reduction of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

(n)	Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed as incurred and consist of fees paid to third parties that conduct certain research and development activities on the Company’s behalf. These costs included, for the three months ended March 31, 2020, costs incurred to acquire and develop the license for the COVID-19 vaccine project (See Note 3).

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(o)	Income Taxes

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2020 and December 31, 2019, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three months ended March 31, 2020 and 2019 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

(p)	Shipping and Handling Fees and Costs

The Company charges actual shipping costs plus a handling fee to customers, which amounted to $9,057 and $12,486 for the three months ended March 31, 2020 and 2019, respectively. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as product cost of sales, which amounted to $12,657 and $11,919 for the three months ended March 31, 2020 and 2019.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(q)	Basic and Diluted Earnings per Share of Common Stock

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

The calculation of basic and diluted loss per share for the three months ended March 31, 2020 and 2019 was based on the net loss of $3,538,536 and $916,958, respectively. The basic and diluted weighted average number of common shares outstanding for the three months ended March 31, 2020 and 2019 was 2,226,847 and 540,628, respectively.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2020	2019
Stock Options	40	291
RSUs	15,603	15,603
Warrants to purchase common stock	247,215	88,015
Pre-funded Warrants to purchase common stock	30,000	-
Series D Preferred Convertible Stock	211,353	-
Warrants to purchase Series C Preferred stock	1,990,000	-
Total potentially dilutive shares	2,494,211	103,909

(r)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(s)	Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU-2016-02”), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has adopted ASU-2016-02, effective January 1, 2020, and, as a result of this implementation, has recorded an operating lease right-of-use asset and an operating lease liability as of March 31, 2020.

Recently Issued Accounting Pronouncements Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU-2016-13”). ASU 2016-13 affects loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. ASU 2016-13 is effective for the fiscal year beginning after December 15, 2022, including interim periods within that fiscal year. The Company expects that there would be no material impact on the Company’s condensed consolidated financial statements upon the adoption of this ASU.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Recent Developments, Liquidity and Management’s Plans

Acquisition of Cystron

On March 23, 2020, the Company acquired Cystron pursuant to the MIPA. Cystron was incorporated on March 10, 2020. Upon the Company’s purchase of Cystron, Cystron’s sole asset consisted of an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections. Since its formation and through the date of its acquisition by the Company, Cystron did not have any employees. The acquisition of Cystron was accounted for as the purchase of an asset.

As consideration for the Membership Interests, the Company delivered to the Sellers: (1) that number of newly issued shares of its common stock equal to 19.9% of the issued and outstanding shares of its common stock and pre-funded warrants as of the date of the MIPA, but, to the extent that the issuance of its common stock would have resulted in any Seller owning in excess of 4.9% of the Company’s outstanding common stock, then, at such Seller’s election, such Seller received “common stock equivalent” preferred shares with a customary 4.9% blocker (with such common stock and preferred stock collectively referred to as “Common Stock Consideration”), and (2) $1,000,000 in cash. On March 24, 2020 the Company paid $1,000,000 to the Sellers and delivered 411,403 shares of common stock and 211,353 shares of Series D Convertible Preferred Stock with a customary 4.9% blocker, with an aggregate fair market value of $1,233,057, and recorded $2,233,057 as a charge to research and development expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss. On April 22, 2020, Premas, one of the Sellers, returned to us $299,074 representing its portion of the cash purchase price to acquire Cystron. Premas has advised us that these funds were returned temporarily in order for Premas to meet certain regulatory requirements in India.

Additionally, the Company shall (A) make an initial payment to the Sellers of up to $1,000,000 upon its receipt of cumulative gross proceeds from the consummation of an initial equity offering after the date of the MIPA of $8,000,000, and (B) pay to Sellers an amount in cash equal to 10% of the gross proceeds in excess of $8,000,000 raised from future equity offerings after the date of the MIPA until the Sellers have received an aggregate additional cash consideration equal to $10,000,000 (collectively, the “Equity Offering Payments”). On May 14, 2020, the Company and the Sellers entered into an Amendment No. 1 to the MIPA, which provided that any Equity Offering Payments in respect of an equity offering that is consummated prior to September 23, 2020, shall be accrued, but shall not be due and payable until September 24, 2020. The other provisions of the MIPA remain unmodified and in full force and effect. Upon the achievement of certain milestones, including the completion of a Phase 2 study for a COVID-19 vaccine that meets its primary endpoints, Sellers will be entitled to receive an additional 750,000 shares of the Company’s common stock or, in the event the Company is unable to obtain stockholder approval for the issuance of such shares, 750,000 shares of non-voting preferred stock that are valued following the achievement of such milestones and shall bear a 10% annual dividend (the “Milestone Shares”). Sellers will also be entitled to contingent payments from the Company of up to $20,750,000 upon the achievement of certain milestones, including the approval of a new drug application by the U.S. Food and Drug Administration (“FDA”). Pursuant to the MIPA, upon the Company’s consummation of the registered direct equity offering closed on April 8, 2020, the Company paid the Sellers $250,000 on April 20, 2020. On April 30, 2020, Premas, one of the Sellers, returned to us $83,334, representing their portion of the $250,000 amount paid to the Sellers on April 20, 2020. Premas has advised us that these funds were returned temporarily in order for Premas to meet certain regulatory requirements in India.

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

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Recent Developments, Liquidity and Management’s Plans, continued

Registration Rights Agreement

To induce the Sellers to enter into the MIPA, on March 23, 2020, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Sellers, pursuant to which the Company shall by the 30th day following the closing of the transactions contemplated by the MIPA, file with the United States Securities and Exchange Commission (the “SEC”) an initial Registration Statement on Form S-3 (if such form is available for use by the Company at such time) or, otherwise, on Form S-1, covering all of the shares of its common stock issued, or underlying the preferred stock issued, at closing under the MIPA and to subsequently register the common stock issued or underlying the preferred stock issued as Milestone Shares.

License Agreement

Cystron is a party to a License and Development Agreement (the “Initial License Agreement”) with Premas. As a condition to the Company’s entry into the MIPA, Cystron amended and restated the Initial License Agreement on March 19, 2020 (as amended and restated, the “License Agreement”). Pursuant to the License Agreement, Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections.

Upon the achievement of certain developmental milestones by Cystron, Cystron shall pay to Premas a total of up to $2,000,000. On April 16, 2020, the Company paid Premas $500,000 for the achievement of the first two development milestones, of which $250,000 was accrued as research and development expense for the three months ended March 31, 2020.

On May 14, 2020, the Company and Premas agreed that Milestone No. 3 under the License Agreement has been satisfied. Due to the achievement of this milestone, Premas is entitled to receive a payment of $500,000 from the Company.

Cystron Medical Panel

On April 10, 2020, the Company established the Cystron Medical Panel and appointed its first member to the panel. Each member shall be compensated with an initial grant of the Company’s common stock with an aggregate fair market value of $25,000 and a monthly cash stipend in the initial amount of $2,500.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Recent Developments, Liquidity and Management’s Plans, continued

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

Subject to the Beneficial Ownership Limitation, on any matter presented to the Company’s stockholders for their action or consideration at any meeting of the Company’s stockholders (or by written consent of stockholders in lieu of a meeting), each holder of Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of the Company’s common stock into which the shares of Preferred Stock beneficially owned by such holder are convertible as of the record date for determining stockholders entitled to vote on or consent to such matter (taking into account all Preferred Stock beneficially owned by such holder). Except as otherwise required by law or by the other provisions of the Company’s certificate of incorporation, the holders of Preferred Stock will vote together with the holders of the Company’s common stock and any other class or series of stock entitled to vote thereon as a single class.

A holder of Preferred Stock shall be entitled to receive dividends as and when paid to the holders of the Company’s common stock on an as-converted basis.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Recent Developments, Liquidity and Management’s Plans - continued

Liquidity

As of March 31, 2020, the Company’s cash on hand was $927,533 (which included restricted cash of $115,094), and its marketable securities were $6,629,434. The Company has incurred net losses of $3,538,536 for the three months ended March 31, 2020 and $3,888,249 for the year ended December 31, 2019, respectively. As of March 31, 2020, the Company had working capital of $6,116,477 and stockholder’s equity of $6,817,451. During the three months ended March 31, 2020, cash flows used in operating activities were $1,966,983, consisting primarily of a net loss of $3,538,536, which includes, principally, research and development costs in connection with the purchase of a license and milestone license fees of $2,483,057. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

On April 7, 2020, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 766,667 shares of common stock of the Company at an offering price of $6.00 per share, for gross and net proceeds of $4,600,002 and $4,146,102, respectively. The shares were issued by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333- 234449), which was initially filed with the Securities and Exchange Commission (the “Commission”) on November 1, 2019 and was declared effective by the Commission on April 7, 2020.

On April 20, 2020, the Company paid $250,000 of the net proceeds from the Offering to the former members of Cystron Biotech, LLC, pursuant to the terms of that certain MIPA.

During the period of April 6, 2020 through April 16, 2020, warrants to purchase an aggregate of 1,043,500 shares of Series C Convertible Preferred Stock were exercised at an exercise price of $4.00 per share, yielding proceeds of $4,174,000.

On May 14, 2020, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with certain institutional and accredited investors (the “May Purchasers”), pursuant to which the Company agreed to issue and sell in a registered direct offering (the “May Offering”) an aggregate of 1,366,856 shares (the “May Shares”) of its common stock at an offering price of $3.53 per share, for gross and net proceeds of approximately $4.8 million and $4.3 million, respectively. The closing of the May Offering is subject to satisfaction of customary closing conditions set forth in the May Purchase Agreement and is expected to occur on or about May 18, 2020.

In connection with the May Offering, the Company has agreed to grant to the placement agent (the “Placement Agent”) warrants to purchase up to 109,348 shares of its common stock at an exercise price of $4.4125 (the “May Placement Agent Warrants”) in a private placement. The May Placement Agent Warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from the effective date of the May Offering.

The Company’s current cash resources will not be sufficient to fund the development of its COVID-19 Vaccine candidate through all of the required clinical trials to receive regulatory approval and commercialization. While the Company does not currently have an estimate of all of the costs that it will incur in the development of the COVID-19 Vaccine, the Company anticipates that it will need to raise significant additional funds in order to continue the development of the Company’s COVID-19 Vaccine candidate during the next 12-months. In addition, the Company could also have increased capital needs if it were to engage in a strategic transaction in the cannabinoid space. The Company’s ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond its control. The COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as the Company’s ability to raise money in the capital markets. Current economic conditions have been, and continue to be volatile. Continued instability in these market conditions may limit the Company’s ability to access the capital necessary to fund and grow its business.

The Company believes that its current financial resources as of the date of the issuance of these consolidated financial statements, are sufficient to fund its current twelve month operating budget, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

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

Inventories consist of the following:

	March 31, 2020	December 31, 2019

Raw Materials	$267,917	$274,551
Sub-Assemblies	296,168	303,461
Finished Goods	28,968	28,223
Reserve for Obsolescence	(399,608)	(407,250)
	$193,445	$198,985

Obsolete inventory charged to product cost of sales was $3,884 and $0, during the three months ended March 31, 2020 and 2019, respectively.

Note 5 - Trade and Other Payables

Trade and other payables consist of the following:

	March 31, 2020	December 31, 2019

Trade Payables	$847,752	$657,293
Accrued Expenses	1,126,381	812,722
Deferred Compensation	59,750	59,750
	$2,033,883	$1,529,765

See also Note 8 for related party information.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Share-based Payments

Equity Incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 4,323 shares of the Company’s common stock. As of March 31, 2020, grants of restricted stock and options to purchase 2,853 shares of common stock have been issued pursuant to the 2013 Plan, and 1,470 shares of common stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 7,031 shares of the Company’s common stock. As of March 31, 2020, grants of restricted stock and options to purchase 3,064 shares of common stock have been issued pursuant to the 2017 Plan, and 3,967 shares of common stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan provides for the issuance of up to 78,125 shares of the Company’s common stock. As of March 31, 2020, grants of RSUs to purchase 15,603 shares of common stock have been issued pursuant to the 2018 Plan, and 62,522 shares of common stock remain available for issuance.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Share-based Payments, continued

Stock Options

The following table summarizes the option activities for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2019	40	$236.16	$151.68	0.99	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled/Expired	-	-	-	-	-
Balance at March 31, 2020	40	$236.16	$151.68	0.75	$-
Exercisable as of March 31, 2020	40	$236.16	$151.68	0.75	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.135 for the Company’s common stock on March 31, 2020. As the closing stock price on March 31, 2020 is lower than the exercise price, there is no intrinsic value to disclose.

As of March 31, 2020, all the Company’s outstanding stock options were fully vested and exercisable.

During the three months ended March 31, 2020 and 2019, the Company did not incur any stock option expenses.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Share-based Payments, continued

Restricted Stock Units

On March 29, 2019, the Compensation Committee of the Company’s board of directors approved the grant of 5,201 Restricted Stock Units (“RSUs”) to each of the three directors. Each RSU had a grant date fair value of $23.28 which was amortized on a straight-line basis over the vesting period into administrative expenses within the Condensed Consolidated Statement of Operations and Comprehensive Loss. Such RSUs were granted under the 2018 Plan and vested on January 1, 2020. Such RSUs are expected to be settled with the issuance of common stock during the three months ending June 30, 2020.

At March 31, 2020, the unamortized value of the RSUs was $0. A summary of activity related to RSUs for the three months ended March 31, 2020 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	15,603	$23.28
Granted	-	$-
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2020	15,603	$23.28
Exercisable as of March 31, 2020	15,603	$23.28

During the three months ended March 31, 2020 and 2019, the Company incurred RSU expense of $1,302 and $3,906, respectively.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Share-based Payments, continued

Common Stock Warrants

The table below summarizes the warrant activity for the three month period ended March 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (years)
Balance at December 31, 2019	247,215	$29.79	4.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at March 31, 2020	247,215	$29.79	4.07
Exercisable as of March 31, 2020	247,215	$29.79	4.07

All common stock warrants were vested on date of grant.

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the three month period ended March 31, 2020:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term (years)
Balance at December 31, 2019	795,000	$0.0001	-
Granted	-	-	-
Exercised	(765,000)	0.0001	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at March 31, 2020	30,000	$0.0001	-
Exercisable as of March 31, 2020	30,000	$0.0001	-

All pre-funded warrants were vested on the date of grant and are exercisable at any time. During the three months ended March 31, 2020, pre-funded warrants to purchase 765,000 shares of common stock issued on December 9, 2019 were exercised at an exercise price of $0.0001 per share, yielding net proceeds of $77.00. On April 6, 2020, 30,000 pre-funded warrants issued on December 9, 2019 were exercised for common shares at an exercise price of $0.0001 per share yielding net proceeds of $3.00.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Share-based Payments, continued

Warrants for the purchase of Series C Convertible Preferred Stock

The table below summarizes the activity during the three month period ended March 31, 2020 for warrants issued in December 2019 for the purchase of Series C Convertible Preferred Stock:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (years)
Balance at December 31, 2019	1,990,000	$4.00	4.95
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at March 31, 2020	1,990,000	$4.00	4.70
Exercisable as of March 31, 2020	1,990,000	$4.00	4.70

All warrants to purchase Series C Convertible Preferred Stock were vested on the date of grant (See Note 3).

Note 7 – Commitments and Contingencies

Advisory Board

On December 4, 2019, the Company established a cannabinoid and hemp (“CBD”) Advisory Board, whose role is to provide input to management and the board of directors regarding the identification and assessment of business opportunities in the cannabinoid and hemp industry. Each member shall be compensated for their initial 24 months of service with the issuance of Company stock with a fair market value of $25,000. Pursuant to the agreement, such shares shall be fully vested by May 31, 2020. During the three months ended March 31, 2020, the Company recorded a charge of $41,667, which is reflected in administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Commitments and Contingencies, continued

Commitments

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

In return for the Company regaining the full rights to sell breath technology products, under the terms of the Settlement Agreement, ChubeWorkx is entitled to receive a royalty of 5% of the Company’s gross revenues (the “ChubeWorkx Royalty”) until ChubeWorkx has earned an aggregate $5,000,000, after which point ChubeWorkx will no longer be entitled to receive any royalties from the Company and the Company shall have no further obligation to ChubeWorkx. The Settlement Agreement further allows the Company to retain 50% of the ChubeWorkx Royalty until the full $549,609 cash component of the monies owed by ChubeWorkx to the Company as described above has been satisfied. The Company recorded royalty expense of $13,816 and $31,284 for the three months ended March 31, 2020 and 2019, respectively, which are included in sales and marketing expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss. As of March 31, 2020 and December 31, 2019, the Company owed ChubeWorkx royalties of $6,908 and $4,906, respectively, which is included in trade and other payables within the condensed consolidated balance sheet.

Other terms of the Settlement Agreement included: 1) as security for all earned but unpaid royalties, the pledge by the Company to ChubeWorkx of all Company assets, worthy to satisfy its obligations, including all inventory and receivables, with the exception of (i) distribution contracts of the Company or any of its affiliates, (ii) customer lists, (iii) manufacturing processes (including all intellectual property required to use those processes and exploit products made thereby), and (iv) all equipment required to perform said manufacturing processes and other equipment; 2) as security of the settlement sum which remains unpaid by the Company, the pledge to ChubeWorkx of all Company (i) distribution contracts of the Company or any of its affiliates, (ii) customer lists, (iii) manufacturing processes (including all intellectual property required to use those processes and exploit products made thereby), and (iv) all equipment required to perform said manufacturing processes and other equipment; and 3) the grant of voting proxy by ChubeWorkx to the Company which allows the Company to vote ChubeWorkx’s shares for corporate formalities under certain conditions.

The pledged assets are only at risk in the event that the Company cannot satisfy any outstanding royalty payment obligations subject to various cure periods and/or through a restructuring and/or liquidation under the United States Bankruptcy laws of the Company in favor of payment of said obligation.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Commitments and Contingencies, continued

Litigation

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.) and Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On November 9, 2018, Cale Watts (“Watts Plaintiff”) filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and a payment of attorneys’ fees of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh (“Chan Plaintiffs”) filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action (the “Chan Action”). The Chan Action further alleged that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On March 22, 2019, the Watts Plaintiff filed a motion for preliminary approval of the proposed settlement, approving the proposed form and method of providing notice of the settlement, scheduling a hearing for final approval of the settlement (“Watts Motion for Preliminary Approval”). On April 1, 2019, the Chan Plaintiffs filed an Opposition to the Motion for Preliminary Approval and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). Subsequently, the Watts Plaintiff, Chan Plaintiffs, and Defendants reached an agreement in principle to settle the Watts and Chan Actions that included corporate reforms and a payment of attorneys’ fees of $325,000. On October 2, 2019, the Watts Plaintiff filed an Unopposed Motion for Preliminary Approval of the Settlement (the “Omnibus Motion for Preliminary Approval”). The Omnibus Motion for Preliminary Approval was granted on January 8, 2020. Plaintiffs filed their motion for final approval of the proposed settlement on May 7, 2020. The return date for Motion for Final Approval is June 1, 2020.

With respect to the Watts, Chan and another previous matter which has since been settled, the Company maintains D&O liability insurance coverage, with a company retention of $500,000. The D&O liability insurance coverage provides insurance coverage to both the Company and its directors and officers for covered defense and indemnification. During the year ended December 31, 2018, the Company recorded a cumulative charge of $500,000, representing the insurance carrier retention requirement. The insurance carrier has provided notice that it has reserved certain rights, and through the date of the filing of this Quarterly Report on Form 10-Q, the Company may incur additional costs related to these matters, the amounts of which are not able to be determined at this time.

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

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Commitments and Contingencies, continued

Litigation, continued

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

Douglas Carrara v. Akers Biosciences, Inc., John Does 1-10, and XYZ Corp. 1-10, Docket No. ESX-L-5272-19 (N.J. Super. Ct., Essex County):

Douglas Carrara, a former executive, has sued the Company over the termination of his employment. The executive seeks contractual severance pay in the amount of $200,000. The executive asserts that the termination was without cause within the meaning of his employment agreement, which provides for severance of one year’s salary in the event of termination without cause. The executive also seeks indemnification for approximately $10,000 in attorneys’ fees that he contends he incurred related to company business. On August 29, 2019, the Company filed an answer to the second amended complaint and the parties have exchanged documents and interrogatories as part of the discovery process. A discovery cutoff has been set for June 24, 2020. With regard to both claims, the executive seeks to recover his attorneys’ fees under a fee-shifting provision in his employment agreement. With respect to the matter, the Company believes that the ultimate liability from the resolution of this matter will not be material to the Company’s condensed consolidated financial statements.

The Company intends to establish a rigorous defense of all claims. All legal fees were expensed as and when incurred.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Related Parties

Interim CFO

Effective on October 5, 2018 and through December 31, 2019, the Board appointed Howard R. Yeaton, to serve as the Chief Executive Officer and interim Chief Financial Officer of the Company. Effective on January 1, 2020, Mr. Yeaton entered into a new agreement with the Company whereby he serves as the Company’s Interim Chief Financial Officer. Mr. Yeaton is the managing principal of Financial Consulting Strategies (“FCS”), and the Company’s relationship with FCS shall continue, with FCS continuing to provide accounting services to the Company. FCS is considered to be a related party. During the three months ended March 31, 2020 and 2019, the Company incurred costs of $0 and $23,506, respectively, with FCS in connection with these services.

During the three months ended March 31, 2020 and 2019, pursuant to his October 2018 employment agreement, the Company issued 0 and 625 shares of common stock under the 2017 Plan to Mr. Yeaton, with a fair value on the date of grant, of $0 and $15,874, respectively.

As of March 31, 2020, included in accounts payable and accrued expenses was an obligation of $3,173, representing an obligation to issue 471 shares of common stock to Mr. Yeaton, earned during 2019, but not issued. The accrual is reflected in trade and other payables on the Condensed Consolidated Balance Sheet.

Note 9 – Revenue Information

Revenue by product lines was as follows:

	Three Months Ended
	March 31,
Product Line	2020	2019
MicroParticle Catalyzed Biosensor (“MPC”)	$-	$23,320
Particle ImmunoFiltration Assay (“PIFA”)	354,458	576,317
Other	9,057	12,486
Total Revenue	$363,515	$612,123

All revenues for the three months ended March 31, 2020 and 2019 were generated through sales to customers who were located within the United States.

The Company had long-lived assets totaling $8,518 and $9,823 located in the People’s Republic of China and $176,757 and $194,174 located in the United States as of March 31, 2020 and December 31, 2019, respectively.

Note 10 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

During the three months ended March 31, 2020 and 2019, the Company made matching contributions to the 401(k) Plan of $17,827 and $9,464, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by Akers Biosciences, Inc. (“Akers,” “Akers Bio,” “we” or the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;
●	challenges we may face in identifying, acquiring and operating new business opportunities;
●	the outcome of litigation or other proceedings to which we are subject as described in the “Legal Proceedings” section of this Report or which we may become subject to in the future;
●	increased levels of competition;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	our relationships with our key customers;
●	adverse conditions in the industries in which our customers operate;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	delisting of our common stock from the NASDAQ capital market;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Cystron, including:

○	the timing of, and our ability to, obtain and maintain regulatory approvals for clinical trials of our vaccine product candidate;

○	the timing and results of our planned clinical trials for our vaccine product candidate;

○	the amount of funds we require for our vaccine product candidate; and

○	our ability to maintain our existing license with Premas Biotech PVT Ltd.

●	the impact of the recent COVID-19 outbreak on our results of operations, business plan and the global economy.

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

Overview

We were incorporated in 1989 in the state of New Jersey. Our principal executive offices are located at 201 Grove Road, Thorofare, New Jersey USA 08086, and our telephone number is (856) 848-8698. Our corporate website address is www.akersbio.com.

On March 23, 2020, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with the members of Cystron Biotech, LLC (individually, each a “Seller,” and collectively, the “Sellers”), pursuant to which the Company acquired 100% of the membership interests (the “Membership Interests”) of Cystron Biotech, LLC (“Cystron”). Cystron is a party to a license agreement with Premas Biotech PVT Ltd (“Premas”) whereby Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections.

We continue to sell our rapid, point-of-care screening and testing products, but at continued reduced volumes compared to prior years. As a result, we continue to experience low sales revenue from our screening and testing products. We are also experiencing a production backlog for some of our screening and testing products, which will further reduce our sales revenue. In addition, as we previously reported, we eliminated our sales force for our screening and testing products. In light of these facts and the progress that we have made in our partnership with Premas for the development of a vaccine candidate for COVID-19, as previously announced, we recently initiated a strategic review of the screening and testing products business. As part of this review, we are exploring potential strategic and alternative transactions, which may include the disposition or winddown of our screening and testing products business. As a result, the makeup of our lines of business is subject to change.

COVID-19

The ultimate impact of the global COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our vaccine development efforts, healthcare systems or the global economy as a whole. However, the effects are likely to have a material impact on our operations, liquidity and capital resources, and we will continue to monitor the COVID-19 situation closely.

In response to public health directives and orders, we have implemented work-from-home policies for many of our employees and temporarily modified our operations to comply with applicable social distancing recommendations. The effects of the orders and our related adjustments in our business are likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Similar health directives and orders are affecting third parties with whom we do business. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our operations.

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition in other ways, as well. Specifically, we anticipate that the stress of COVID-19 on healthcare systems around the globe will negatively impact our ability to produce our testing products and will negatively impact the distributors and healthcare facilities that purchase these testing products.

In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Key Events

Acquisition of Cystron

On March 23, 2020, we acquired Cystron pursuant to the MIPA.

As consideration for the Membership Interests, we delivered to the Sellers: (1) that number of newly issued shares of our common stock equal to 19.9% of the issued and outstanding shares of our common stock and pre-funded warrants as of the date of the MIPA, but, to the extent that the issuance of our common stock would have resulted in any Seller owning in excess of 4.9% of our outstanding common stock, then, at such Seller’s election, such Seller received “common stock equivalent” preferred shares with a customary 4.9% blocker (with such common stock and preferred stock collectively referred to as “Common Stock Consideration”), and (2) $1,000,000 in cash. On March 24, 2020, we delivered 411,403 shares of common stock and 211,353 shares of Series D Convertible Preferred Stock with a customary 4.9% blocker. On April 22, 2020, Premas, one of the sellers of Cystron, returned to us $299,074, representing its portion of the cash purchase price to acquire Cystron. Premas has advised us that these funds were returned temporarily in order for Premas to meet certain regulatory requirements in India.

Additionally, we are required to (A) make an initial payment to the Sellers of up to $1,000,000 upon our receipt of cumulative gross proceeds from the consummation of an initial equity offering after the date of the MIPA of $8,000,000, and (B) pay to Sellers an amount in cash equal to 10% of the gross proceeds in excess of $8,000,000 raised from future equity offerings after the date of the MIPA until the Sellers have received an aggregate additional cash consideration equal to $10,000,000 (collectively, the “Equity Offering Payments”). On May 14, 2020, the Company and the Sellers entered into an Amendment No. 1 to the MIPA, which provided that any Equity Offering Payments in respect of an equity offering that is consummated prior to September 23, 2020, shall be accrued, but shall not be due and payable until September 24, 2020. The other provisions of the MIPA remain unmodified and in full force and effect. Upon the achievement of certain milestones, including the completion of a Phase 2 study for a COVID-19 vaccine that meets its primary endpoints, Sellers will be entitled to receive an additional 750,000 shares of our common stock or, in the event we are unable to obtain stockholder approval for the issuance of such shares, 750,000 shares of non-voting preferred stock that are valued following the achievement of such milestones and shall bear a 10% annual dividend (the “Milestone Shares”). Sellers will also be entitled to contingent payments from us of up to $20,750,000 upon the achievement of certain milestones, including the approval of a new drug application by the U.S. Food and Drug Administration (“FDA”). Pursuant to the MIPA, upon the Company’s consummation of the registered direct equity offering closed on April 8, 2020, we paid the Sellers $250,000 on April 20, 2020. On April 30, 2020, Premas, one of the Sellers, returned to us $83,334, representing their portion of the $250,000 amount paid to the Sellers on April 20, 2020. Premas has advised us that these funds were returned temporarily in order for Premas to meet certain regulatory requirements in India.

We shall also make quarterly royalty payments to Sellers equal to 5% of the net sales of a COVID-19 vaccine or combination product by the Company (the “COVID-19 Vaccine”) for a period of five (5) years following the first commercial sale of the COVID-19 Vaccine, provided that such payment shall be reduced to 3% for any net sales of the COVID-19 Vaccine above $500 million.

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

Registration Rights Agreement

To induce the Sellers to enter into the MIPA, on March 23, 2020, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Sellers, pursuant to which we shall by the 30th day following the closing of the transactions contemplated by the MIPA, file with the United States Securities and Exchange Commission (the “SEC”) an initial Registration Statement on Form S-3 (if such form is available for use by the Company at such time) or, otherwise, on Form S-1, covering all of the shares of our common stock issued, or underlying the preferred stock issued, at closing under the MIPA and to subsequently register the common stock issued or underlying the preferred stock issued as Milestone Shares.

License Agreement

Cystron is a party to a License and Development Agreement (the “Initial License Agreement”) with Premas. As a condition to the Company’s entry into the MIPA, Cystron amended and restated the Initial License Agreement on March 19, 2020 (as amended and restated, the “License Agreement”). Pursuant to the License Agreement, Premas granted Cystron, among other things, an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections.

Upon the achievement of certain developmental milestones by Cystron, Cystron shall pay to Premas a total of up to $2,000,000. On April 16, 2020, we paid Premas $500,000 for the achievement of the first two development milestones, of which $250,000 was accrued as research and development expense for the three months ended March 31, 2020. On May 14, 2020, we and Premas agreed that Milestone No. 3 under the License Agreement has been satisfied. Due to the achievement of this milestone, Premas is entitled to receive a payment of $500,000 from the Company.

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

Production Backlog of PIFA® Heparin/PF4 and PIFA® PLUSS/PF4

We are currently experiencing a production backlog of our PIFA® Heparin/PF4 and PIFA® PLUSS/PF4 rapid assays. While we believe that we will be able to remedy the production backlog, we cannot be certain what impact this backlog will have on our business, and it may have an adverse effect on our 2020 revenues and results of operation. As discussed above, we recently initiated a strategic review of the screening and testing products business.

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

Summary of Statements of Operations for the Three Months Ended March 31, 2020 and 2019

Product Revenue

Akers’ product revenue for the three months ended March 31, 2020 totaled $363,515, a 41% decrease from the same period in 2019. The table below summarizes our revenue by product line for the three months ended March 31, 2020 and 2019, as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,		Percent
Product Lines	2020	2019	Change

Particle ImmunoFiltration Assay (“PIFA”)	$354,458	$576,317	(38)%
MicroParticle Catalyzed Biosensor (“MPC”)	-	23,320	(100)%
Other	9,057	12,486	(27)%
Total Product Revenue	$363,515	$612,123	(41)%

Product revenue from the Company’s PIFA products decreased 38% to $354,458 (2019: $576,317) during the three months ended March 31, 2020, as compared to the same period of 2019. The decrease in the 2020 quarter was principally attributable to product supply issues encountered in the 2020 quarter that were not experienced in the 2019 quarter. The Company shipped orders during the first quarter, however production issues remain and there are still back orders to fill.

Aker’s largest U.S. distribution partners are Cardinal Health and Thermo Fisher Scientific. Domestic net sales for the three months ended March 31, 2020 for these two distributors accounted for $344,559 of the total PIFA related product revenue as compared to $547,276 for the same period of 2019.

The Company’s MPC product sales decreased by 100% to $0 (2019: $23,320) during the three months ended March 31, 2020.

Other revenue decreased to $9,057 (2019: $12,486) during the three months ended March 31, 2020 due to a decline in shipping/handling revenue. The category is made up principally of shipping and handling charges.

Gross Income

The Company’s gross profit percentage declined to 52% (2019: 60%), principally due to the impact of fixed production costs (personnel, consumables and facility costs) against lower revenue. Gross income declined to $190,644 (2019: $366,186) for the three months ended March 31, 2020, principally due to reduced revenue as compared to the prior period.

Product cost of sales for the three months ended March 31, 2020 decreased to $172,871 (2019: $245,937) due to lower product revenues.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 totaled $2,483,057, which was a 100% increase as compared to $0 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we acquired a license for the research and development of the COVID-19 Vaccine.

The table below summarizes our research and development expenses for the three months ended March 31, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Description	2020	2019	Percent Change

Vaccine License and Development Costs	2,483,057	-	100%
Total Research and Development Expenses	$2,483,057	$-	100%

Vaccine license and development costs increased by 100%, for the three months ended March 31, 2020, as compared to the same period of 2019, due to the Cystron acquisition costs of $2,233,057 ($1,000,000 in cash, $1,233,057 in Common and Preferred stock), and $250,000 recorded upon Premas, our license developer achieving a milestone.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2020, totaled $1,157,732, which was an 18% increase as compared to $982,953 for the three months ended March 31, 2019.

The table below summarizes our administrative expenses for the three months ended March 31, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,		Percent
Description	2020	2019	Change

Personnel Costs	$283,507	$208,038	36%
Professional Service Costs	547,356	229,883	138%
Stock Market & Investor Relations Costs	47,882	214,554	(78)%
Other Administrative Costs	278,987	330,478	(16)%
Total Administrative Expense	$1,157,732	$982,953	18%

Personnel expenses increased by 36% for the three months ended March 31, 2020 as compared to the same period of 2019 due to the addition of an executive staff member who was not on payroll during the three months ended March 31, 2019.

Professional service costs increased 138% for the three months ended March 31, 2020 as compared to the same period of 2019, principally due to increased legal fees $391,154 (2019: $150,322), the timing for recording audit fees $85,000 (2019: $40,041) and an increase in advisory and temporary consultants fees $71,202 (2019: $39,520). The higher costs in 2020 were principally attributable to the investigation into new products and the legal costs associated with the acquisition of the COVID-19 Vaccine license.

Stock market and investor costs decreased 78% for the three months ended March 31, 2020. The decrease in these costs was principally associated with the Company having delisted from the London Stock Exchange during the first quarter of 2019, and thereafter avoiding the costs associated with a presence on the London Stock Exchange.

Other administrative expenses decreased by 16%, principally attributable to decreased Board of Directors’ fees and expenses $73,302 (2019: $102,906), building expenses $43,042 (2019: $54,608), computer expenses $5,512 (2019: $10,937) and uncollectable accounts $0 (2019: $4,247).

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2020 totaled $14,463 which was a 90% decrease compared to $149,841 for the three months ended March 31, 2019.

The table below summarizes our sales and marketing expenses for the three months ended March 31, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,		Percent
Description	2020	2019	Change

Personnel Costs	$-	$65,832	(100)%
Professional Service Costs	(12,677)	22,391	(157)%
Royalties and Outside Commission Costs	20,890	43,459	(52)%
Other Sales and Marketing Costs	6,250	18,159	(66)%
Total Sales and Marketing Expenses	$14,463	$149,841	(90)%

During the first quarter of 2019, as part of our cost savings measures, we eliminated the personnel within the sales and marketing departments, including employees, consultants and third-party related representatives.

Personnel expenses decreased by 100% for the three months ended March 31, 2020 as compared to the same period of 2019 on account of the reduction in the sales and marketing headcount to zero during the three months ending March 31, 2019.

Professional service costs decreased 157% for the three months ended March 31, 2020, as compared to the same period of 2019, principally on account of reductions in the services provided by third party vendors and the reversal of a $15,000 charge for a marketing program.

Royalties and outside commission costs decreased by 52%, on account of the reduced revenues resulting in less royalties owed and the elimination of independent sales representatives (ISRs) in 2019.

Other sales and marketing costs declined to $6,250 (2019: $18,159) principally because the cost for support and maintenance of the OxiChek platform was eliminated. All 2020 costs are related to internet and web hosting.

Regulatory and Compliance Expenses

Regulatory and Compliance expenses for the three months ended March 31, 2020 totaled $72,091, which was an 18% decrease, as compared to $88,391 for the three months ended March 31, 2019.

The table below summarizes our regulatory and compliance expenses for the three months ended March 31, 2020 and 2019, as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,		Percent
Description	2020	2019	Change

Personnel Costs	$61,736	$71,167	(13)%
Professional Service Costs	7,355	8,743	(16)%
Other Regulatory and Compliance Costs	3,000	8,481	(65)%
Total Regulatory and Compliance Expenses	$72,091	$88,391	(18)%

Personnel costs decreased by 13% for the three months ended March 31, 2020 as compared to the same period of 2019. In January 2019, our headcount was reduced by one full-time employee.

Professional service costs declined by 16% for the three months ended March 31, 2020, as compared to the same period of 2019, principally due to lower regulatory audit fees.

Other regulatory and compliance costs decreased 65%, for the three months ended March 31, 2020, as compared to the same period of 2019, principally due to a decrease in the costs of lab supplies.

Other Income and Expense

Other income, net of expense, for the three months ended March 31, 2020, totaled $7,037, as compared to $23,044 for the three months ended March 31, 2019.

The table below summarizes our other income and expenses for the three months ended March 31, 2020 and 2019, as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,		Percent
Description	2020	2019	Change

Impairment of Intangible Assets	$2,952	$-	100%
Currency Translation Losses	-	4,659	(100)%
Losses on Investments	36,714	3,718	887%
Interest and Dividend Income	(46,703)	(31,421)	49%
Total Other Income, Net of Expenses	$(7,037)	$(23,044)	(69)%

Impairment of intangible assets, increased 100% to $2,952 for the three months ended March 31, 2020 as compared to 2019. The increase is due to the impairment of intellectual property related to breathscan products.

Foreign currency translation loss for the three months ended March 31, 2020 decreased 100%.

Loss on investments of $36,714 (2019 $$3,718) was principally due to the impact of COVID-19 on the financial markets. Interest and dividend income increased to $46,703 (2019 $31,421) principally due to the increase in funds available for investment.

Liquidity and Capital Resources

As of March 31, 2020, the Company’s cash on hand was $927,533 (which included restricted cash of $115,094), and its marketable securities were $6,629,434. The Company has incurred net losses of $3,538,536 for the three months ended March 31, 2020 and $3,888,249 for the year ended December 31, 2019, respectively. As of March 31, 2020, the Company had working capital of $6,116,477 and stockholder’s equity of $6,817,451. During the three months ended March 31, 2020, cash flows used in operating activities were $1,966,983, consisting primarily of a net loss of $3,538,536, which includes, principally, research and development costs in connection with the purchase of a license and milestone license fees in the aggregate amount of $2,483,057. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

On April 7, 2020, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 766,667 shares of common stock of the Company at an offering price of $6.00 per share, for gross and net proceeds of $4,600,002 and $4,146,102, respectively. The Offering closed on April 8, 2020. Upon closing of the offering, the Company issued to the Placement Agent for the Offering warrants (the “April Placement Agent Warrants”) to purchase up to 61,333 shares of common stock at an exercise price of $7.50. The April Placement Agent Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from April 7, 2020.

On April 20, 2020, the Company paid $250,000 of the net proceeds from the Offering to pay the former members of Cystron Biotech, LLC, pursuant to the terms of that certain MIPA.

During the period of April 6, 2020 through April 16, 2020, warrants to purchase an aggregate of 1,043,500, shares of Series C Preferred Stock were exercised at an exercise price of $4.00 per share, yielding proceeds of $4,174,000.

On May 14, 2020, we entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with certain institutional and accredited investors (the “May Purchasers”), pursuant to which the Company agreed to issue and sell in a registered direct offering (the “May Offering”) an aggregate of 1,366,856 shares (the “May Shares”) of our common stock at an offering price of $3.53 per share, for gross and net proceeds of approximately $4.8 million and $4.3 million, respectively. The closing of the May Offering is subject to the satisfaction of customary closing conditions set forth in the May Purchase Agreement and is expected to occur on or about May 18, 2020. In connection with the May Offering, the Company has agreed to grant to the placement agent (the “Placement Agent”) warrants to purchase up to 109,348 shares of our common stock at an exercise price of $4.4125 (the “May Placement Agent Warrants”) in a private placement. The May Placement Agent Warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from the effective date of the May Offering.

Our current cash resources will not be sufficient to fund the development of our COVID-19 Vaccine candidate through all of the required clinical trials to receive regulatory approval and commercialization. While we do not currently have an estimate of all of the costs that we will incur in the development of our COVID-19 Vaccine candidate, we anticipate we will need to raise significant additional funds in order to continue the development of our COVID-19 Vaccine candidate during the next twelve months. In addition, we may also have increased capital needs if we are to engage in a strategic transaction in the cannabinoid space. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

Operating Activities

Our net cash used by operating activities totaled $1,966,983 during the three months ended March 31, 2020. Net cash used consisted principally of the net loss of $3,538,536, offset by a non-cash adjustment principally consisting of the fair value of shares issued for the purchase of a license of $1,233,057.

Our net cash consumed by operating activities totaled $748,735 during the three months ended March 31, 2019. Cash was consumed by the loss of $916,958 reduced by non-cash adjustments principally consisting of $2,314 for accrued loss on marketable securities, $15,437 for depreciation and amortization of non-current assets, $4,247 for the allowance of doubtful accounts and $15,542 for share based compensation. For the three months ended March 31, 2019, within changes of assets and liabilities, cash provided consisted of a decrease in deposits and other receivables of $9,347, a decrease in prepaid expenses of $182,655, and an increase in trade and other payables of $107,159, offset by an increase in trade receivables of $152,445 and an increase in inventories of $16,033.

Investing Activities

The Company’s net cash provided by investing totaled $2,261,901, as compared to $822,502 during the three months ended March 31, 2020 and 2019, respectively. Net cash provided by investing activities for the three months ended March 31, 2020 consisted of proceeds from the sale of marketable securities of $2,303,890, offset by $41,989 consumed by the purchase of marketable securities. During the three months ended March 31, 2019, investing activities consisted of proceeds from the sale of marketable securities of $852,520, offset by $30,018 consumed by the purchase of marketable securities and capital expenditures.

Financing Activities

The Company’s net cash provided by financing activities during the three months ended March 31, 2020 was $77.00 (2019: $0). Net cash provided during the 2020 period reflected principally net proceeds from the exercise of pre-funded equity forward contracts for the purchase of common stock.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Executive Chairman and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Executive Chairman (Principal Executive Officer) and our Interim Chief Financial Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Executive Chairman and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

(b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no material changes in internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.) and Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On November 9, 2018, Cale Watts (“Watts Plaintiff”) filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and a payment of attorneys’ fees of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh (“Chan Plaintiffs”) filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action (the “Chan Action”). The Chan Action further alleged that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On March 22, 2019, the Watts Plaintiff filed a motion for preliminary approval of the proposed settlement, approving the proposed form and method of providing notice of the settlement, scheduling a hearing for final approval of the settlement (“Watts Motion for Preliminary Approval”). On April 1, 2019, the Chan Plaintiffs filed an Opposition to the Motion for Preliminary Approval and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). Subsequently, the Watts Plaintiff, Chan Plaintiffs, and Defendants reached an agreement in principle to settle the Watts and Chan Actions that included corporate reforms and a payment of attorneys’ fees of $325,000. On October 2, 2019, the Watts Plaintiff filed an Unopposed Motion for Preliminary Approval of the Settlement (the “Omnibus Motion for Preliminary Approval”). The Omnibus Motion for Preliminary Approval was granted on January 8, 2020. Plaintiffs filed their motion for final approval of the proposed settlement on May 7, 2020. The return date for Motion for Final Approval is June 1, 2020.

With respect to the Watts, Chan and another previous matter which has since been settled, the Company maintains D&O liability insurance coverage, with a company retention of $500,000. The D&O liability insurance coverage provides insurance coverage to both the Company and the directors and officers for covered defense and indemnification. During the year ended December 31, 2018, the Company recorded a cumulative charge of $500,000, representing the insurance carrier retention requirement. The insurance carrier has provided notice that it has reserved certain rights, and through the date of the filing of this Quarterly Report on Form 10-Q, the Company may incur additional costs related to these matters, the amounts of which are not able to be determined at this time.

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

Douglas Carrara v. Akers Biosciences, Inc., John Does 1-10, and XYZ Corp. 1-10, Docket No. ESX-L-5272-19 (N.J. Super. Ct., Essex County):

Douglas Carrara, a former executive, has sued the Company over the termination of his employment. The executive seeks contractual severance pay in the amount of $200,000. The executive asserts that the termination was without cause within the meaning of his employment agreement, which provides for severance of one year’s salary in the event of termination without cause. The executive also seeks indemnification for approximately $10,000 in attorneys’ fees that he contends he incurred in regard to company business. On August 29, 2019, the Company filed an answer to the second amended complaint and the parties have exchanged documents and interrogatories as part of the discovery process. A discovery cutoff has been set for June 24, 2020. With regard to both claims, the executive seeks to recover his attorneys’ fees under a fee-shifting provision in his employment agreement. With respect to the matter, the Company believes that the ultimate liability from the resolution of this matter will not be material to the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 25, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The outbreak of the COVID-19 could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Supplies could be disrupted if the manufacturers or suppliers of our products experience absenteeism due to illness of their employees or due to local quarantines. Absenteeism due to coronavirus illness could also impact companies that the suppliers use to ship products to us. We cannot presently predict the extent to which the virus may impact our operations.

The anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the shares of most publicly traded companies, including Akers. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity securities. Should these market conditions persist when we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our shareholders.

As part of the strategic review of the screening and testing products business, we  may consider possible disposition or winddown of our screening and testing products. As a result, the makeup of our lines of business may change.

We may from time to time assess alternate ways to generate value for shareholders, including reviewing opportunities that may lead to acquisitions, dispositions or other strategic transactions. Strategies we may employ include seeking new or expanding existing specialty market niches, expanding our presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. While we continue to sell our rapid, point-of-care screening and testing products, but at continued reduced volumes compared to prior years. As a result, we continue to experience low sales revenue from our screening and testing products. We are also experiencing a production backlog for some of our screening and testing products, which will further reduce our sales revenue. In addition, as we previously reported, we eliminated our sales force for our screening and testing products. In light of these facts and the progress that we have made in our partnership with Premas for the development of a vaccine candidate for COVID-19, as previously announced, we recently initiated a strategic review of the screening and testing products business. As part of this review, we are exploring potential strategic and alternative transactions, which may include the disposition or winddown of our screening and testing products business. As a result, the makeup of our lines of business is subject to change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On May 14, 2020, the Board of Directors (the “Board”) of the Company elected Joshua Silverman as Lead Director of the Company for a term of one (1) year, or until his replacement is elected. For his services as Lead Director, Mr. Silverman will receive cash compensation of $10,000 per month, as of May 1, 2020, in addition to the compensation paid to Mr. Silverman as a member of the Board. Mr. Silverman currently is a member of the Audit Committee of the Board, the Compensation Committee of the Board and the Nominating and Corporate Governance Committee of the Board and has been a Director of the Company since September 6, 2018.

Item 6. Exhibits.

3.1	Amended & Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.2	Amendment to Certificate of Incorporation dated June 2, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.3	Amendment to Certificate of Incorporation, Certificate of Designation of Series A Preferred Stock, dated September 21, 2012. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.4	Amendment to Certificate of Incorporation dated January 22, 2013 (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.5	Amended and Restated By-laws dated August 5, 2013 (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.6	Amendment to Restated By-laws dated May 11, 2016 (incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2016).

3.7	Certificate of Amendment to Certificate of Incorporation, Certificate of Designation of Series B Convertible Preferred Stock, dated December 19, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017).

3.8	Amendment to Amended and Restated By-Laws, dated October 19, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2018).

3.9	Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2018).

3.10	Certificate of Designation of Series C Convertible Preferred Stock, dated December 9, 2019 (incorporated herein by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2020).

3.11	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020).

3.12

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

4.1	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

4.2	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

10.1+	Offer of Employment, dated January 6, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020).

10.2+	Offer of Employment, dated January 31, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020).

10.3	Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.4	Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.5	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.6	License Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.7	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

10.8*	Amendment No. 1 to the Membership Interest Purchase Agreement, dated May 14, 2020.

10.9	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

31.1*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: May 15, 2020	By:	/s/ Christopher C. Schreiber
	Name:	Christopher C. Schreiber
	Title:	Executive Chairman of the Board of Directors and Director (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Howard R. Yeaton
	Name:	Howard R. Yeaton
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

