Form 10-Q
period 2020-09-30
Akers Biosciences, Inc.
filed 2020-11-16
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 16, 2020, there were 8,859,868 shares outstanding of the registrant’s common stock.

Part I - Financial Information

Item 1 - Financial Statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

	As of
	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$16,189,651	$517,444
Marketable Securities	6,929,356	9,164,273
Prepaid expenses	446,507	340,971
Current assets of discontinued operations	-	288,126

Total Current Assets	23,565,514	10,310,814

Non-Current Assets
Restricted Cash	115,094	115,094
Property, Plant and Equipment, net	3,738	10,554
Right-of-Use Asset	40,469	-
Other Assets	-	2,722
Non-current assets of discontinued operations	-	445,751

Total Non-Current Assets	159,301	574,121

Total Assets	$23,724,815	$10,884,935

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,057,469	$901,207
Right-of-Use Liability	40,506	-
Current liabilities of discontinued operations	1,457,671	628,558

Total Current Liabilities	2,555,646	1,529,765

Non-Current Liabilities
Right-of-Use Liability, net of current	-	-

Total Non-Current Liabilities	-	-

Total Liabilities	$2,555,646	$1,529,765

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, No par value, 50,000,000 total preferred shares authorized	-	-
Series C Convertible Preferred Stock, 1,990,000 shares designated, no par value and a stated value of $4.00 per share, 0 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	144,524	-
Series E Junior Participating Preferred Stock, 100,000 shares designated, no par value and a stated value of $0.001 per share, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, No par value, 100,000,000 shares authorized 8,859,868 and 1,738,837 issued and outstanding as of September 30, 2020 and December 31, 2019	154,901,639	128,920,414
Accumulated Other Comprehensive Income (Loss)	-	17,886
Accumulated Deficit	(133,876,994)	(119,583,130)

Total Shareholders’ Equity	21,169,169	9,355,170

Total Liabilities and Shareholders’ Equity	$23,724,815	$10,884,935

See accompanying notes to the condensed consolidated financial statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Research and Development Expenses	1,741,269	-	6,140,487	-
Administrative Expenses	1,223,354	843,144	2,983,443	2,687,681
Sales and Marketing Expenses	6,250	6,163	16,667	18,750
Litigation Settlement Expenses	-	-	-	75,000

Loss from Operations	(2,970,873)	(849,307)	(9,140,597)	(2,781,431)

Other (Income) Expenses
Foreign Currency Transaction (Gain) Loss	-	(32)	(93)	4,846
(Gain)/Loss on Investments	-	(6,416)	36,714	(2,155)
Gain on FMV of Equity Investments	(31,465)	-	(31,465)	-
Interest and Dividend Income	(23,368)	(22,015)	(99,116)	(81,017)
Total Other Income	(54,833)	(28,463)	(93,960)	(78,326)

Loss from Continuing Operations Before Income Tax	(2,916,040)	(820,844)	(9,046,637)	(2,703,105)

Income Tax Benefit	-	-	-	-

Net Loss from Continuing Operations	(2,916,040)	(820,844)	(9,046,637)	(2,703,105)

(Loss)/Income from Discontinued Operations Before Income Tax	(4,211,157)	(16,182)	(5,247,227)	154,230

Income Tax	-	-	-	-

Net (Loss)/Income from Discontinued Operations	(4,211,157)	(16,182)	(5,247,227)	154,230

Net Loss	(7,127,197)	(837,026)	(14,293,864)	(2,548,875)

Other Comprehensive Income (Loss)
Net Unrealized Gain (Loss) on Marketable Securities	-	(1,805)	-	45,597
Total Other Comprehensive Income (Loss)	-	(1,805)	-	45,597

Comprehensive Loss	$(7,127,197)	$(838,831)	$(14,293,864)	$(2,503,278)

Basic and Diluted loss per common share from continuing operations	$(0.38)	$(1.51)	$(1.79)	$(4.99)
Basic and Diluted (loss) earnings per common share from discontinued operations	$(0.55)	$(0.03)	$(1.04)	$0.28
Basic and Diluted loss per common share	$(0.93)	$(1.54)	$(2.83)	$(4.71)

Weighted average basic common shares outstanding	7,626,780	541,859	5,044,737	541,289

See accompanying notes to the condensed consolidated financial statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders Equity

For the Nine Months Ended September 30, 2020 and 2019

	Series D Convertible					Accumulated
	Preferred Stock		Common Stock			Other
				Common	Accumulated	Comprehensive	Total
	Shares	Series D	Shares	Stock	Deficit	Income/(Loss)	Equity
Balance at December 31, 2018 (audited)	-	$-	540,607	$121,554,547	$(115,694,881)	$(25,913)	$5,833,753
Net loss	-	-	-	-	(916,958)	-	(916,958)
Issuance of stock grants to key employees	-	-	625	15,874	-	-	15,874
Issuance of restricted stock units for services	-	-	-	3,906	-	-	3,906
Net unrealized gain on marketable securities	-	-	-	-	-	29,343	29,343

Balance at March 31, 2019 (unaudited)	-	$-	541,232	$121,574,327	$(116,611,839)	$3,430	$4,965,918
Net loss	-	-	-	-	(794,891)	-	(794,891)
Issuance of stock grants to key employees	-	-	470	6,570	-	-	6,570
Issuance of restricted stock units for services	-	-	-	118,478	-	-	118,478
Net unrealized gain on marketable securities	-	-	-	-	-	18,059	18,059

Balance at June 30, 2019 (unaudited)	-	$-	541,702	$121,699,375	$(117,406,730)	$21,489	$4,314,134
Net loss	-	-	-	-	(837,026)	-	(837,026)
Issuance of stock grants to key employees	-	-	312	3,111	-	-	3,111
Issuance of restricted stock units for services	-	-	-	119,781	-	-	119,781
Net unrealized gain on marketable securities	-	-	-	-		(1,805)	(1,805)

Balance at September 30, 2019 (unaudited)	-	$-	542,014	$121,822,267	$(118,243,756)	$19,684	$3,598,195

	Series D Convertible					Accumulated
	Preferred Stock		Common Stock			Other
				Common	Accumulated	Comprehensive	Total
	Shares	Series D	Shares	Stock	Deficit	Income/(Loss)	Equity
Balance at December 31, 2019 (audited)	-	$-	1,738,837	$128,920,414	$(119,583,130)	$17,886	$9,355,170
Net loss	-	-	-	-	(3,538,536)	-	(3,538,536)
Exercise of prepaid equity forward contracts for common stock	-	-	765,000	77	-	-	77
Stock-based compensation - restricted stock units	-	-	-	1,302	-	-	1,302
Stock-based compensation - acquisition of license for preferred series ‘D’ stock	211,353	418,479	-	-	-	-	418,479
Stock-based compensation - acquisition of license for common stock	-	-	411,403	814,578	-	-	814,578
Stock-based compensation - shares issued to vendors	-	-	-	7,318	-	-	7,318
Net unrealized loss on marketable securities	-	-	-	-	-	(240,937)	(240,937)

Balance at March 31, 2020 (unaudited)	211,353	$418,479	2,915,240	$129,743,689	$(123,121,666)	$(223,051)	$6,817,451
Net loss	-	-	-	-	(3,628,131)	-	(3,628,131)
Exercise of prepaid equity forward contracts for common stock	-	-	30,000	3	-	-	3
Exercise of Series C Convertible Preferred Warrants for common stock	-	-	1,043,500	4,174,000	-	-	4,174,000
Exercise of Series D Convertible Preferred Shares for common stock	(2,776)	(5,497)	2,776	5,497	-	-	-
Registered direct offering of common stock net of offering costs of $513,795	-	-	766,667	4,086,207	-	-	4,086,207
Registered direct offering of common stock net of offering costs of $504,281	-	-	1,366,856	4,320,720	-	-	4,320,720
Net unrealized gain on marketable securities	-	-	-	-	-	201,898	201,898

Balance at June 30, 2020 (unaudited)	208,577	$412,982	6,125,039	$142,330,116	$(126,749,797)	$(21,153)	$15,972,148
Net loss	-	-	-	-	(7,127,197)	-	(7,127,197)
Exercise of Series C Convertible Preferred Warrants for common stock	-	-	891,500	3,566,000	-	-	3,566,000
Exercise of Series D Convertible Preferred Shares for common stock	(135,585)	(268,458)	135,585	268,458	-	-	-
Registered direct offering of common stock net of offering costs of $689,874	-	-	1,207,744	6,158,034	-	-	6,158,034
Share-based compensation - shares issued for litigation settlements			500,000	2,510,000			2,510,000
Stock-based compensation - restricted stock units	-	-	-	69,031			69,031
Reclassification of unrealized loss on marketable securities	-	-	-	-	-	21,153	21,153

Balance at September 30, 2020 (unaudited)	72,992	$144,524	8,859,868	$154,901,639	$(133,876,994)	$-	$21,169,169

See accompanying notes to the condensed consolidated financial statements

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss from ongoing operations	$(9,046,637)	$(2,703,105)
Net income/(loss) from discontinued operations	(5,247,227)	154,230
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(gain) on sale of securities	36,714	(2,155)
Gain on fair market value of equity investments	(31,465)	-
Accrued loss on marketable securities	1,749	6,289
Depreciation and amortization	28,757	54,522
Loss on disposal of fixed assets	18,680	-
Impairment of Prepaid Royalties	291,442
Impairment of intangible assets	152,822	-
Inventory adjustment for net realizable value	197,723	-
Reserve for obsolete inventory	-	126,422
Reserve for doubtful other receivables	-	105,325
Share based compensation to an employee - restricted stock	-	25,555
Share based compensation to directors - restricted stock units	70,333	242,165
Share based compensation - shares issued to vendors	7,318	-
Share based compensation - shares issued to Chubeworkx	2,510,000
Share based compensation - shares issued for Cystron	1,233,057	-
Change in assets and liabilities
Decrease/(increase) in trade receivables	67,122	(59,899)
Decrease in deposits and other receivables	-	9,347
Decrease in inventories	1,262	46,786
(Increase)/decrease in prepaid expenses	(98,410)	18,147
Decrease in other assets	2,722	4,330
Increase/(decrease) in trade and other payables	961,134	(600,537)
Increase in right-of-use liabilities	37	-
Net cash used by operating activities	(8,842,867)	(2,572,578)

Cash flows from investing activities:
Short-term note receivable	-	(100,000)
Purchases of marketable securities	(100,865)	(87,305)
Proceeds from sale of marketable securities	2,310,898	2,556,516
Net cash provided by investing activities	2,210,033	2,369,211

Cash flows from financing activities
Net proceeds from issuance of common stock	14,564,961	-
Net proceeds from the exercise of Series C Convertible Preferred warrants for the purchase of common stock	7,740,000	-
Net proceeds from the exercise of prepaid equity forward contracts for the purchase of common stock	80	-
Net cash provided by financing activities	22,305,041	-

Net increase/(decrease) in cash and restricted cash	15,672,207	(203,367)
Cash and restricted cash at beginning of period	632,538	681,755
Cash and restricted cash at end of period	$16,304,745	$478,388

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized gains/(losses) on marketable securities	$-	$45,597
Operating lease right-of-use asset obtained in exchange for lease obligation	$(79,942)	$-
Exercise of Series D Convertible Preferred Stock for Common Stock	$273,955	$-

See accompanying notes to the condensed consolidated financial statements

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

Akers Biosciences, Inc. (“Akers”), is a New Jersey corporation. These consolidated financial statements include three wholly owned subsidiaries, Cystron Biotech, LLC (“Cystron”), Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

On July 7, 2020, the Company immediately ceased the production and sale of its rapid, point-of-care screening and testing products. The Company will continue to provide support for these testing products that remain in the market through respective product expiration dates. For a more detailed discussion of the Company’s cessation of its screening and testing products, see Note 3 and Note 6 herein.

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2019 and 2018 included in the Company’s 2019 Form 10-K, as filed on March 25, 2020. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are of only a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2020 and its results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

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

(f) Restricted Cash

At September 30, 2020, restricted cash included in non-current assets on the Company’s Condensed Consolidated Balance Sheet was $115,094 representing cash in trust for the purpose of funding legal fees for certain litigations.

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

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(g) Fair Value of Financial Instruments, continued

Following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2020 and December 31, 2019.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income Bonds at September 30, 2020	$6,929,356	$-	$-

Fixed Income Bonds at December 31, 2019	$9,164,273	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of September 30, 2020, the Company held certain fixed income investments which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended September 30, 2020 and the accumulated other comprehensive income (loss) of $21,153 at June 30, 2020 were included in the net loss.

Gains and losses resulting from the sales of marketable securities were gains of $0 and $6,416 for the three months ended September 30, 2020 and 2019, respectively and were (losses) and gains of ($36,714) and $2,155 for the nine months ended September 30, 2020 and 2019, respectively

Proceeds from the sales of marketable securities in the three and nine months ended September 30, 2020 were $3,436 and $2,310,898, respectively and were $1,201,870 and $2,556,516 for the three and nine months ended September 30, 2019, respectively.

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

(i) Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are recorded as prepaid expenses. Prepaid expenses are comprised principally of prepaid insurance.

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

Depreciation expense totaled $1,045 and $6,815 for the three and nine months ended September 30, 2020, respectively and $6,455 and $19,366 for the three and nine months ended September 30, 2019, respectively.

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

On January 1, 2020 (“Effective Date”), the Company adopted FASB ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on January 1, 2020. As a result, the consolidated balance sheet as of December 31, 2019 was not restated and is not comparative.

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

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(m) Right-of-Use Assets - continued

In June 2020, the Company recorded an adjustment to its right-of-use asset and liability in the amounts of $153,709 and $155,737, respectively, to adjust for the effect of the Company having elected to exercise the early termination option under the lease agreement, as discussed earlier. The following information reflects the effect of the adjustments discussed above in connection with the Company’s exercise of the early termination option.

The Company’s operating lease is comprised solely of the lease of its Thorofare Facility. Condensed Consolidated Balance Sheet information related to its lease is presented below:

Balance Sheet Location	September 30, 2020	January 1, 2020	December 31, 2019

Operating Lease
Right-of-use asset	$40,469	$306,706	$-
Liability, current	40,506	143,018	-
Liability, net of current	$-	$163,688	-

The following provides details of the Company’s lease expense, including CAM charges:

	Three months ended September 30, 2020	Nine months ended September 30, 2020

Lease cost
Operating lease	$41,148	$124,222

Other information related to leases is presented below:

Other information	As of September 30, 2020

Operating cash used by operating leases	$124,184
Weighted-average remaining lease term – operating leases (in months)	3
Weighted-average discount rate – operating leases	10.00%

As of September 30, 2020, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending December 31,	Operating leases

2020 (excluding the nine months ended September 30, 2020)	$41,146
Total future minimum lease payments, undiscounted	$41,146
Less: Imputed interest	(640)
Present value of future minimum lease payments	$40,506

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(n) Intangible Assets

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

(p) Research and Development Costs

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

(q) Income Taxes

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2020, and December 31, 2019, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2020 and 2019 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

(r) Shipping and Handling Fees and Costs

The Company charges actual shipping costs plus a handling fee to customers. These fees are classified as part of product revenue in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as product cost of sales.

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

Diluted net loss per share is computed using the weighted average number of shares of common and dilutive potential common stock outstanding during the period.

As the Company reported a net loss from continuing operations for the three and nine months ended September 30, 2020 common stock equivalents were anti-dilutive.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Nine Months Ended September 30,
	2020	2019
Stock Options	-	40
Unvested RSUs	789,360	15,603
Warrants to purchase common stock	514,516	88,015
Series D Preferred Convertible Stock	72,992	-
Warrants to purchase Series C Preferred stock	55,000	-
Total potentially dilutive shares	1,431,868	103,658

(t) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(u) Discontinued Operations

In accordance with FASB ASC 205, results of operations of a component of an entity that has either been disposed of or is held for sale is to be reported as discontinued operations in the condensed consolidated financial statements if the disposition or sale represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. See Note 6 herein.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies, continued

(v) Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU-2016-02”), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has adopted ASU-2016-02, effective January 1, 2020, and, as a result of this implementation, has recorded an operating lease right-of-use asset and an operating lease liability as of September 30, 2020.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Recent Developments, Liquidity and Management’s Plans

Ceasing Production and Sale of Rapid, Point-Of-Care Screening and Testing Products

As previously disclosed, in light of the unfavorable factors persistent in our rapid, point-of-care screening and testing product business and the progress the Company has made in its partnership with Premas, the Company conducted a strategic review of the screening and testing products business. Following such review, in early July 2020, the Company ceased the production and sale of its rapid, point-of-care screening and testing products. The Company will continue to provide support for these testing products that remain in the market through their respective product expiration dates. The Company had been experiencing declining sales revenue and production backlogs for these products and, as it previously reported, had eliminated its sales force for such products. The Company intends to devote its attention to its partnership with Premas for the development of its COVID-19 Vaccine Candidate and transactions that the Company believes will increase shareholder value. In connection with the ceasing production and sale of its existing product line, on July 16, 2020, the Company decided to close the Thorofare Facility and exercised the early termination option under the Thorofare Lease, which provided for a 150-day notice to terminate the lease. Pursuant to the early termination option, the Thorofare Lease will mature on December 13, 2020.

The Company determined that the discontinuation of the production and distribution of the Company’s screening and testing products constituted a strategic shift in the Company’s business and as a result the elimination of the product lines should be presented as discontinued operations under FASB ASC 205-20 Presentation of Financial Statements, Discontinued Operations.

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

As consideration for the Membership Interests (as defined in the MIPA), the Company delivered to the members of Cystron (the “Sellers”): (1) that number of newly issued shares of its common stock equal to 19.9% of the issued and outstanding shares of its common stock and pre-funded warrants as of the date of the MIPA, but, to the extent that the issuance of its common stock would have resulted in any Seller owning in excess of 4.9% of the Company’s outstanding common stock, then, at such Seller’s election, such Seller received “common stock equivalent” preferred shares with a customary 4.9% blocker (with such common stock and preferred stock collectively referred to as “Common Stock Consideration”), and (2) $1,000,000 in cash. On March 24, 2020 the Company paid $1,000,000 to the Sellers and delivered 411,403 shares of common stock and 211,353 shares of Series D Convertible Preferred Stock with a customary 4.9% blocker, with an aggregate fair market value of $1,233,057, and recorded $2,233,057 as a charge to research and development expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss in the three months ended March 31,2020 and nine months ended September 30,2020. On April 22, 2020, Premas, one of the Sellers, returned to us $299,074 representing its portion of the cash purchase price to acquire Cystron. Premas has advised us that these funds were returned temporarily for Premas to meet certain regulatory requirements in India.

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

Pursuant to the MIPA, upon the Company’s consummation of the registered direct equity offering closed on April 8, 2020, the Company paid the Sellers $250,000 on April 20, 2020 (the “April Payment”). On April 30, 2020, Premas, one of the Sellers, returned to us $83,334, representing their portion of the $250,000 amount paid to the Sellers on April 20, 2020. Premas has advised us that these funds were returned temporarily for Premas to meet certain regulatory requirements in India. The Company recorded liabilities of $892,500 (the “May Payment”) and $684,790 (the “August Payment”) to the Sellers upon the consummation of the registered direct equity offerings that closed on May 18, 2020 and August 13, 2020, respectively. These funds (including funds of $299,074 representing Premas’ portion of the cash purchase price and $83,334 representing Premas’ portion of the April Payment temporarily returned to the Company in April 2020) due the sellers under the MIPA, as amended, were disbursed on September 25, 2020. For the three and nine month periods ended September 30, 2020, $684,790 and $1,827,290 are included in research and development expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss for the April Payment, May Payment and August Payment.

On October 13, 2020, Premas returned $908,117 representing Premas’ portion of the initial cash component for the purchase of Cystron and Premas’ portion of the April Payment, May Payment and August Payment under the MIPA, as amended. These funds were returned temporarily for Premas to meet certain regulatory requirements in India.

The Company shall also make quarterly royalty payments to Sellers equal to 5% of the net sales of a COVID-19 vaccine or combination product by the Company for a period of five (5) years following the first commercial sale of the COVID-19 vaccine; provided, that such payment shall be reduced to 3% for any net sales of the COVID-19 vaccine above $500 million.

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

Upon the achievement of certain developmental milestones by Cystron, Cystron shall pay to Premas a total of up to $2,000,000. On April 16, 2020, the Company paid Premas $500,000 for the achievement of the first two development milestones of which $250,000 was accrued as research and development expense for the three months ended March 31, 2020. On May 18, 2020, the Company paid Premas $500,000 for the achievement of the third development milestone. On July 7, 2020, the Company and Premas agreed that the fourth milestone under the License Agreement had been satisfied. Due to the achievement of this milestone on July 7, 2020, Premas was paid $1,000,000 on August 4, 2020. Accordingly, for the three and nine months ended September 30, 2020, research and development expenses of $1,000,000 and $2,000,000 were recorded in the condensed consolidated statements of operations and comprehensive loss.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cystron Medical Panel

On April 10, 2020, the Company established the Cystron Medical Panel and appointed its first member to the panel. Each member shall be compensated with an initial grant of the Company’s common stock with an aggregate fair market value of $25,000 and a monthly cash stipend in the initial amount of $2,500. During the three and nine months ended September 30, 2020, the Company recorded $10,651 and $20,925 as a charge to research and development expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

During the three and nine months ended September 30, 2020, 135,585 and 138,361 shares of Preferred Stock were converted to 135,585 and 138,361 common shares, respectively. As of September 30, 2020, 72,992 shares of Series D Preferred Stock were issued and outstanding.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Unit Award Agreement

On September 11, 2020, the Company entered into Restricted Stock Unit Award Agreements (the “Agreements”) with the Company’s four directors. Pursuant to the Agreements, Christopher C. Schreiber, who is also the Company’s Executive Chairman and President, was granted 263,500 Restricted Stock Units (“RSUs”), Joshua Silverman was granted 219,000 RSUs, William White was granted 219,000 RSUs, and Robert Schroeder was granted 87,860 RSUs (each, a “Grant,” and, collectively, the “Grants”) under the Company’s 2018 Equity Incentive Plan, as amended (the “2018 Plan”).

Fifty percent (50%) of the RSUs in each Grant will vest on the first anniversary of the date of Grant, and the remaining fifty percent (50%) will vest on the second anniversary of the date of Grant; provided that the RSUs shall vest immediately upon the occurrence of (i) a change in control, provided that the director is employed by or providing services to the Company and its affiliates on the closing date of such change in control, (ii) the director’s termination of employment or service from the Company and its affiliates by reason of the director’s death or disability, or (iii) the director’s termination of employment or service by the Company without cause.

Rights Agreement

The Company’s board of directors (the “Board”) declared a dividend of one preferred share purchase right (a “Right”) for each of the Company’s issued and outstanding shares of common stock. The dividend is payable to the stockholders of record on September 21, 2020 (the “Record Date”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of the Company’s Series E Junior Participating Preferred Stock, no par value with a stated value of $0.001 (the “Preferred Stock”) at $15.00 (the “Purchase Price”), subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of September 9, 2020 (the “Rights Agreement”) between the Company and VStock Transfer, LLC, as Rights Agent (the “Rights Agent”).

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Rights will not be exercisable until the earlier to occur of (i) the tenth business day following a public announcement or filing that a person has, or affiliates or associates of such person have, become an “Acquiring Person,” which is defined as a person, or affiliates or associates of such person, who, at any time after the date of the Rights Agreement, has acquired, or obtained the right to acquire, Beneficial Ownership of 10% or more of the Company’s outstanding shares of common stock, subject to certain exceptions, or (ii) the tenth business day (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Beneficial Ownership, as defined in the Rights Agreement, includes certain interests in securities created by derivatives contracts, which are beneficially owned, directly or indirectly, by a counterparty (or any of such counterparty’s affiliates or associates) under any derivatives contract to which such person or any of such person’s affiliates or associates is a receiving party (as such terms are defined in Rights Agreement), subject to certain limitations.

Until the Distribution Date, (i) the Rights will be evidenced by the common stock certificates (or, for uncertificated shares of common stock, by the book-entry account that evidences record ownership of such shares) and will be transferred with, and only with, such Common Stock, and (ii) new common stock certificates issued after the Record Date will contain a legend incorporating the Rights Agreement by reference (for book entry common stock, this legend will be contained in the notations in book entry accounts). Until the earlier of the Distribution Date and the Expiration Date (defined below), the transfer of any shares of common stock outstanding on the Record Date will also constitute the transfer of the Rights associated with such shares of common stock. As soon as practicable after the Distribution Date, the Rights Agent will send by first-class, insured, postage prepaid mail, to each record holder of the common stock as of the close of business on Distribution Date separate rights certificates evidencing the Rights (“Right Certificates”), and such Right Certificates alone will evidence the Rights. The Company may choose book entry in lieu of physical certificates, in which case, references to “Rights Certificates” shall be deemed to mean the uncertificated book entry representing the Rights.

The Rights, which are not exercisable until the Distribution Date, expire upon the earliest to occur of (i) the close of business on September 8, 2021; (ii) the time at which the Rights are redeemed or exchanged pursuant to the Rights Agreement; and (iii) the time at which the Rights are terminated upon the closing of any merger or other acquisition transaction involving the Company pursuant to a merger or other acquisition agreement that has been approved by the Board prior to any person becoming an Acquiring Person (the earliest of (i), (ii), and (iii) is referred to as the “Expiration Date”).

Each share of Preferred Stock will be entitled to a preferential per share dividend rate equal to the greater of (i) $0.001 and (ii) the sum of (1) 1,000 times the aggregate per share amount of all cash dividends, plus (2) 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than certain dividends or subdivisions of the outstanding shares of common stock. Each Preferred Stock will entitle the holder thereof to a number of votes equal to 1,000 on all matters submitted to a vote of the stockholders of the Company. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Preferred Stock will be entitled to receive 1,000 times the amount received per one share of common stock. Pursuant to the Rights Agreement, the preferential rates noted above may be adjusted in the event that the Company (i) pays dividends in common stock, (ii) subdivides the outstanding common stock or (iii) combines outstanding Common Stock into a smaller number of shares.

The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend, or a subdivision, combination or reclassification of the Preferred Stock, (ii) if the holders of Preferred Stock are granted certain rights, options or warrants to subscribe for the applicable Preferred Stock or securities convertible into the applicable Preferred Stock at less than the current market price of the applicable Preferred Stock, or (iii) upon the distribution to holders of Preferred Stock of evidences of indebtedness, cash (excluding regular quarterly cash dividends), assets (other than dividends payable in Preferred Stock) or subscription rights or warrants (other than those referred to in (ii) immediately above). The number of outstanding Rights and the number of one one-thousandths of a Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, reverse stock split, stock dividends and other similar transactions.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

With some exceptions, no adjustment in the purchase price relating to a Right will be required until cumulative adjustments amount to at least one percent (1%) of the purchase price relating to the Right. No fractional shares of Preferred Stock are required to be issued (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock) and, in lieu of the issuance of fractional shares, the Company may make an adjustment in cash based on the market price of the Preferred Stock on the trading date immediately prior to the date of exercise.

In the event that a person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, other securities, cash or other assets of the Company) having a value equal to two (2) times the exercise price of the Right. Notwithstanding any of the foregoing, following the occurrence of a person becoming an Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, Beneficially Owned by any Acquiring Person (or by certain related parties) will be null and void and any holder of such Rights (including any purported transferee or subsequent holder) will be unable to exercise or transfer any such Rights. However, Rights are not exercisable following the occurrence of a person becoming an Acquiring Person until the Distribution Date.

In the event that, after a person or a group of affiliated or associated persons has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise of a Right that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) that at the time of such transaction have a market value of two (2) times the exercise price of the Right.

At any time before any person or group of affiliated or associated persons becomes an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (subject to certain adjustments) (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon the action of the Board electing to redeem or exchange the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The Board may, at its option, at any time after the first occurrence of a Flip-in Event (as defined in the Rights Agreement), exchange all or part of the then outstanding and exercisable Rights for shares of common stock at an exchange ratio of one share of common stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the effective date. However, the Board shall not effect such an exchange at any time after any person, together with all affiliates and associates of such person, becomes a beneficial owner of 50% or more of the outstanding shares of common stock. Immediately upon the action of the Board to exchange the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the number of shares of Common equal to the number of Rights held by such holder multiplied by the exchange ratio.

Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The Board may amend or supplement the Rights Agreement without the approval of any holders of Rights at any time so long as the Rights are redeemable. At any time the Rights are no longer redeemable, no such supplement or amendment may (i) adversely affect the interests of the holders of Rights (other than an Acquiring Person or an affiliate or associate of an Acquiring Person), (ii) cause the Rights Agreement to become amendable other than in accordance with Section 27 of the Rights Agreement, or (iii) cause the Rights again to become redeemable.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Recent Developments, Liquidity and Management’s Plans - continued

Liquidity

As of September 30, 2020, the Company’s cash on hand was $16,304,745 (which included restricted cash of $115,094), and marketable securities were $6,929,356. The Company has incurred net losses of $14,293,864 for the nine months ended September 30, 2020. As of September 30, 2020, the Company had working capital of $21,009,868 and stockholder’s equity of $21,169,169. During the nine months ended September 30, 2020, cash flows used in operating activities were $8,842,867, consisting primarily of a net loss of $14,293,864, which includes, principally, research and development costs in connection with the purchase of a license and milestone license fees of $6,060,348. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

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

On April 20, 2020, the Company recorded $250,000 of the net proceeds from the April Offering to the former members of Cystron, pursuant to the terms of the MIPA as a charge to research and development expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

During the period July 21, 2020 through August 11, 2020, warrants to purchase an aggregate of 891,500 shares of Series C Convertible Preferred Stock were exercised at an exercise price of $4.00 per share, yielding proceeds of $3,566,000.

On August 13, 2020, pursuant to a securities purchase agreement with certain institutional and accredited investors, dated August 11, 2020, the Company issued and sold in a registered direct offering (the “August Offering”) an aggregate of 1,207,744 shares of its common stock at an offering price of $5.67 per share, for gross and net proceeds of approximately $6,847,908 and $6,158,034, respectively.

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

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Recent Developments, Liquidity and Management’s Plans - continued

The Company’s current cash resources will not be sufficient to fund the development of its COVID-19 Vaccine Candidate through all of the required clinical trials to receive regulatory approval and commercialization. While the Company does not currently have an estimate of all of the costs that it will incur in the development of the COVID-19 Vaccine Candidate, the Company anticipates that it will need to raise significant additional funds in order to continue the development of the Company’s COVID-19 Vaccine Candidate during the next 12-months. In addition, the Company could also have increased capital needs in connection with the Merger. The Company’s ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond its control. The COVID-19 pandemic has caused an unstable economic environment globally, and the ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or the board or management of the Company, may determine are needed. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as the Company’s ability to raise money in the capital markets. Current economic conditions have been and continue to be volatile. Continued instability in these market conditions may limit the Company’s ability to access the capital necessary to fund and grow its business.

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

Note 5 - Trade and Other Payables

Trade and other payables consist of the following:

	September 30, 2020	December 31, 2019

Accounts Payable – Trade	$820,012	$608,630
Accrued Expenses	237,457	232,827
Deferred Compensation	-	59,750
	$1,057,469	$901,207

See also Note 9 for related party information.

Note 6 – Discontinued Operations

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

The assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheet as of September 30, 2020 and consist of the following:

As of
September 30,
2020
Current Assets:	$-
Non-Current Assets	-
Total Assets	$-

Current Liabilities:
Trade and Other Payables of Discontinued Operations	$1,457,671
Total Current Liabilities	1,457,671
Non-Current Liabilities	-
Total Liabilities	$1,457,671

Shareholder Equity	$-

Total Liabilities and Shareholder Equity	$1,457,671

The results from the discontinued operations have been reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and consist of the following:

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2020	2020
Product Revenue	$-	$361,627
Product Cost of Sales	109,983	660,023
Gross Loss	(109,983)	(298,396)

Administrative Expenses	62,550	196,901
Sales and Marketing Expenses	29,300	40,586
Regulatory and Compliance Expenses	59,910	199,668
Litigation Settlement Expenses	3,949,414	4,031,131
Amortization of Non-Current Assets	-	17,601
Impairment of Prepaid Royalties	-	291,442
Impairment of Production Equipment	-	18,680
Impairment of Intangible Assets	-	152,822

Loss from Discontinued Operations	$(4,211,157)	$(5,247,227)

As a result of the discontinued operations, the previously presented 2019 financial statements have been revised to present the consolidated financial statements of the continuing operations separate from the discontinued operations. The effects on the consolidated balance sheet as of December 31, 2019 were as follows:

	December 31, 2019
	As previously
	Reported	Adjustment	As Revised
ASSETS
Current Assets
Cash	$517,444	$-	$517,444
Marketable Securities	9,164,273	-	9,164,273
Accounts Receivable, net	42,881	42,881	-
Deposits and Other Receivables	-	-	-
Inventories, net	198,985	198,985	-
Prepaid Expenses	387,231	46,260	340,971
Current Assets – discontinued operations	-	(288,126)	288,126
Total Current Assets	10,310,814	-	10,310,814

Non-Current Assets
Prepaid Expenses, net of current	252,308	252,308	-
Restricted Cash	115,094	-	115,094
Plant, Property and Equipment, net	33,574	23,020	10,554
Intangible assets, net	170,423	170,423	-
Other assets	2,722	-	2,722
Non-current Assets – discontinued operations		(445,751)	445,751
Total Non-Current Assets	574,121	-	574,121

Total Assets	$10,884,935	$-	$10,884,935

LIABILITIES
Current Liabilities
Trade and Other Payables	1,529,765	628,558	901,207
Current Liabilities – discontinued operations	-	(628,558)	628,558
Total Current Liabilities	1,529,765	-	1,529,765

Total Liabilities	1,529,765	-	1.529.765

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, No par value, 50,000,000 total preferred shares authorized	-	-	-
Common stock, No par value, 100,000,000 shares authorized 1,738,837 issued and outstanding as of December 31, 2019	128,920,414	-	128,920,414
Accumulated Other Comprehensive Income (Loss)	17,886	-	17,886
Accumulated Deficit	(119,583,130)	-	(119,583,130)
Total Shareholders’ Equity	9,355,170	-	9,355,170

Total Liabilities and Shareholders’ Equity	$10,884,935	$-	$10,884,935

The effects on the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 were as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2019			September 30, 2019
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised
Product Revenue	$420,812	$420,812	$-	$1,497,448	$1,497,448	$-
Product Cost of Sales	(285,510)	(285,510)	-	(751,311)	(751,311)	-
Gross Income	135,302	135,302	-	746,137	746,137	-

Research and Development Expenses	-	-	-	-	-	-
Administrative Expenses	895,026	51,882	843,144	2,859,288	171,607	2,687,681
Sales and Marketing Expenses	38,262	32,099	6,163	202,242	183,492	18,750
Compliance and Regulatory Expenses	57,502	57,502	-	206,802	206,802	-
Litigation Settlement Expenses	-	-	-	75,000	-	75,000
Amortization of Non-Current Assets	10,001	10,001	-	30,006	30,006	-
Impairment of Intangible Assets	-	-	-	-	-	-

(Loss) income from Operations	(865,489)	(16,182)	(849,307)	(2,627,201)	154,230	(2,781,431)

Other (Income) Expense
Foreign Currency Transaction (Gain) Loss	(32)	-	(32)	4,846	-	4,846
Gain on Investments	(6,416)	-	(6,416)	(2,155)	-	(2,155)
Interest and Dividend Income	(22,015)	-	(22,015)	(81,017)	-	(81,017)
Total Other Income	(28,463)	(16,182)	(28,463)	(78,326)	154,230	(78,326)

Loss from Continuing Operations	(837,026)	-	(820,844)	(2,548,875)	-	(2,703,105)

Income/(Loss) from Discontinued Operations	-	16,182	(16,182)	-	(154,230)	154,230

Loss Before Income Taxes	(837,026)	-	(837,026)	(2,548,875)	-	(2,548,875)

Income Tax Benefit	-	-	-	-	-	-

Net Loss	(837,026)	-	(837,026)	(2,548,875)	-	(2,548,875)

Other Comprehensive (Loss) Income
Net Unrealized Gain (Loss) on Marketable Securities	(1,805)	-	(1,805)	45,597	-	45,597
Total Other Comprehensive (Loss) Income	(1,805)	-	(1,805)	45,597	-	45,597

Comprehensive Loss	$(838,831)	$-	$(838,831)	$(2,503,278)	-	$(2,503,278)

The depreciation, amortization and significant operating noncash items of the discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Depreciation and amortization	$-	$13,087	$21,941	$35,156
Impairment of Prepaid Royalties	-	-	291,442	-
Impairment of intangible assets	-	-	152,822	-
Inventory adjustment for net realizable value	-	-	197,723	-
Reserve for obsolete inventory	-	79,413	-	126,422
Share based compensation - shares issued to Chubeworkx	2,510,000	-	2,510,000	-
	$2,510,000	$92,500	$3,173,928	$161,578

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Share-based Payments

Equity Incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 4,323 shares of the Company’s common stock. As of September 30, 2020, grants of restricted stock and options to purchase 2,813 shares of common stock have been issued pursuant to the 2013 Plan, and 1,510 shares of common stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 7,031 shares of the Company’s common stock. As of September 30, 2020, grants of restricted stock and options to purchase 3,064 shares of common stock have been issued pursuant to the 2017 Plan, and 3,967 shares of common stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Plan. The 2018 Plan initially provided for the issuance of up to 78,125 shares of the Company’s common stock. On August 27, 2020, the stockholders approved an amendment to the 2018 Plan increasing the number of shares available for issuance by an additional 1,042,000 shares to a total of 1,120,125 shares of the Company’s common stock. As of September 30, 2020, grants of RSUs to purchase 804,963 shares of common stock have been issued pursuant to the 2018 Plan, and 315,162 shares of common stock remain available for issuance.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Share-based Payments, continued

Stock Options

The following table summarizes the option activities for the nine months ended September 30, 2020:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant	Remaining	Aggregate
	Number of	Exercise	Date Fair	Contractual	Intrinsic
	Shares	Price	Value	Term (years)	Value
Balance at December 31, 2019	40	$236.16	$151.68	0.99	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(40)	236.16	151.68	0.24	-
Canceled/Expired	-	-	-	-	-
Balance at September 30, 2020	-	$-	$-	-	$-
Exercisable As of September 30, 2020	-	$-	$-	-	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.25 for the Company’s common stock on September 30, 2020. As the closing stock price on September 30, 2020 is lower than the exercise price, there is no intrinsic value to disclose.

During the three and nine months ended September 30, 2020 and 2019, the Company did not incur any stock option expenses.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Share-based Payments, continued

Restricted Stock Units

On March 29, 2019, the Compensation Committee of the Board approved the grant of 5,201 RSUs to each of the three directors. Each RSU had a grant date fair value of $23.28 which was amortized on a straight-line basis over the vesting period into administrative expenses within the Condensed Consolidated Statement of Operations and Comprehensive Loss. Such RSUs were granted under the 2018 Plan and vested on January 1, 2020. Such RSUs are expected to be settled with the issuance of common stock during the three months ending December 31, 2020.

On September 11, 2020, the Compensation Committee of the Board approved grant totaling 789,360 Restricted Stock Units (“RSUs”) to the four directors. Each RSU had a grant date fair value of $2.24 which was amortized on a straight-line basis over the vesting period into administrative expenses within the Condensed Consolidated Statement of Operations and Comprehensive Loss. Such RSUs were granted under the 2018 Plan and 50% vest on September 11, 2021 and 50% vest on September 11, 2022.

At September 30, 2020, the unamortized value of the RSUs was $1,699,135. A summary of activity related to RSUs for the nine months ended September 30, 2020 is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2019	15,603	$23.28
Granted	789,360	2.24
Exercised	-	-
Vested	(15,603)	23.28
Forfeited	-	-
Canceled/Expired	-	-
Balance at September 30, 2020	789,360	$2.24

The Company incurred RSU expense of $69,031 and $119,780 during the three months ended September 30, 2020 and 2019, respectively and $70,333 and $242,165 during the nine months ended September 30, 2020 and 2019, respectively.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Share-based Payments, continued

Common Stock Warrants

The table below summarizes the warrant activity for the nine month period ended September 30, 2020:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term (years)
Balance at December 31, 2019	247,215	$29.79	4.32
Granted	267,301	6.09	4.69
Exercised	-	-	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at September 30, 2020	514,516	$17.48	4.15
Exercisable As of September 30, 2020	514,516	$17.48	4.15

All common stock warrants were vested on date of grant.

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the nine month period ended September 30, 2020:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term (years)
Balance at December 31, 2019	795,000	$0.0001	-
Granted	-	-	-
Exercised	(795,000)	0.0001	-
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at September 30, 2020	-	$-	-
Exercisable As of September 30, 2020	-	$-	-

All pre-funded warrants were vested on the date of grant and are exercisable at any time. During the nine months ended September 30, 2020, pre-funded warrants to purchase 795,000 shares of common stock issued on December 9, 2019 were exercised at an exercise price of $0.0001 per share, yielding net proceeds of $80.00.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Share-based Payments, continued

Warrants for the purchase of Series C Convertible Preferred Stock

The table below summarizes the activity during the nine month period ended September 30, 2020 for warrants issued in December 2019 for the purchase of Series C Convertible Preferred Stock:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term (years)
Balance at December 31, 2019	1,990,000	$4.00	4.95
Granted	-	-	-
Exercised	(1,935,000)	4.00	4.19
Forfeited	-	-	-
Canceled/Expired	-	-	-
Balance at September 30, 2020	55,000	$4.00	4.19
Exercisable As of September 30, 2020	55,000	$4.00	4.19

All warrants to purchase Series C Convertible Preferred Stock were vested on the date of grant. During the nine months ended September 30, 2020, 1,935,000 warrants to purchase 1,935,000 shares of Series C Convertible Preferred Stock issued on December 9, 2019 were exercised and such shares of Series C Convertible Preferred Stock were immediately converted to 1,935,000 shares of common stock at an exercise price of $4.00 per share, yielding net proceeds of $7,740,000 (See Note 3).

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies

Commitments

ChubeWorkx Settlement Agreement and General Release

On August 3, 2020, the Company entered into a Settlement Agreement and General Release (the “SAGR”) with ChubeWorkx. The Company and ChubeWorkx entered into the SAGR to terminate a prior Settlement Agreement, dated August 17, 2016, by and among the Company and ChubeWorkx, (the “Prior Settlement Agreement” and, collectively with all other contracts, agreements and understandings by and between us and ChubeWorkx, whether written or oral, the “Prior Agreements”) pursuant to which the Company granted ChubeWorkx a security interest in substantially all of the Company’s assets, and to fully and finally settle and compromise any and all current and future claims and liabilities of any nature arising between the Company and ChubeWorkx in relation to, or otherwise connected with, the Prior Agreements, on the terms set forth in the SAGR.

As consideration for the settlement of claims pursuant to the SAGR, on August 5, 2020, the Company (i) paid to ChubeWorkx an amount equal to $300,000 and (ii) delivered to ChubeWorkx 500,000 shares of the Company’s common stock (the “Shares”) with a fair market value of $2,510,000. Accordingly, for the three and nine months ended September 30, 2020, litigation settlement expense of $2,810,000 was recorded in the condensed consolidated statements of operations and comprehensive loss.

The Company granted ChubeWorkx registration rights with respect to the Shares. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on August 18, 2020, which was declared effected on September 8, 2020, for the resale of such Shares.

As of the September 8, 2020 (the “Release Date”), the Company delivered and completed the full transfer to ChubeWorkx of the Shares in accordance with the SAGR, and, therefore, any and all claims, differences, and disputes of any current and/or future claims and/or liabilities arising between the Company and ChubeWorkx in relation to, or otherwise connected with, the Prior Agreements were fully and finally settled and compromised (with the exception of any claims arising under the SAGR or the Leak-Out and Support Agreement as described below). As of the Release Date, each of the Prior Agreements was terminated, and ChubeWorkx will automatically and irrevocably released all security interests and liens created under the Security Agreement or otherwise as security for the Company obligations under the Prior Agreements.

Litigation

NovoTek Therapeutics Inc. and NovoTek Pharmaceuticals Limited v. Akers Biosciences, Inc.

On June 21, 2019, the Company received a complaint, filed by Novotek Therapeutics Inc., and Novotek Pharmaceuticals Limited (collectively, “Novotek”), Beijing-based entities, in the United States District Court for the District of New Jersey, alleging, among other things, breach of contract. Novotek is seeking, among other things, damages in the amount of $1,551,562, plus interest, disbursements and attorneys’ fees. The Company vigorously disputed the allegations in the complaint and has retained counsel to defend it. On September 16, 2019, the Company filed a partial motion to dismiss the complaint, which was fully submitted as of November 4, 2019. On June 9, 2020, the Court denied the Company’s motion. In anticipation of the case being settled, on October 20, 2020, the Court administratively closed the case. On November 13, 2020, the parties entered into a settlement agreement without either party admitting liability, effective as of November 3, 2020. The settlement agreement requires the Company to make a lump sum payment of $1,350,000 to Novotek within 60 days. The settlement expense is included in Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and the Company’s obligation is included in Current Liabilities – Discontinued Operations on the Condensed Consolidated Balance Sheet as of September 30, 2020.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Related Parties

Interim CFO

Effective on October 5, 2018 and through December 31, 2019, the Board appointed Howard R. Yeaton, to serve as the Chief Executive Officer and interim Chief Financial Officer of the Company. Effective on January 1, 2020, Mr. Yeaton entered into a new agreement with the Company whereby he served as the Company’s Interim Chief Financial Officer. Pursuant to a mutual understanding between the Company and Mr. Yeaton, Mr. Yeaton’s employment as Interim Chief Financial Officer ceased as of August 19, 2020. During his service as the Company’s Interim Chief Financial Officer Mr. Yeaton was the managing principal of Financial Consulting Strategies (“FCS”), and the Company had an ongoing relationship with FCS with FCS continuing to provide accounting services to the Company, as of September 30, 2020. As of September 30, 2020 FCS was considered to be a related party. During the three months ended September 30, 2020 and 2019, the Company incurred costs of $4,650 and $15,382, respectively and during the nine months ended September 30, 2020 and 2019, the Company incurred costs of $13,900 and $38,888, respectively with FCS in connection with these services. As of September 30, 2020, and December 31, 2019 the Company had an obligation to FCS in the amounts of $4,650 and $18,323, respectively, for these services which is included in trade and other payables in the Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2020 and 2019, pursuant to his October 2018 employment agreement, the Company issued 0 and 1,407 shares of common stock under the 2017 Plan to Mr. Yeaton, with a fair value on the date of grant, of $0 and $23,129, respectively.

As of September 30, 2020, included in accounts payable and accrued expenses was an obligation of $3,173, representing an obligation to issue 471 shares of common stock to Mr. Yeaton, earned during 2019, but not issued. The accrual is reflected in trade and other payables on the Condensed Consolidated Balance Sheet.

Note 10 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three months ended September 30, 2020 and 2019 of $4,277 and $5,860, respectively and $27,201 and $22,748 during the nine months ended September 30, 2020 and 2019, respectively.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Subsequent Events.

Agreement and Plan of Merger and Reorganization

On November 11, 2020, the Company, XYZ Merger Sub Inc., a Florida corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and MYMD Pharmaceuticals, Inc., a privately-held Florida corporation (“MYMD”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into MYMD, with MYMD being the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. In addition, in connection with the execution of the Merger Agreement, Akers agreed to advance a bridge loan of up to $3,000,000 to MYMD pursuant to a Secured Promissory Note.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each outstanding share of common stock of MYMD (“MYMD common stock”), will be converted into the right to receive the number of shares of the common stock of Akers (the “Akers common stock”) equal to the exchange ratio described below; and (ii) each outstanding stock option of MYMD (collectively, “MYMD options”) that has not previously been exercised prior to the Effective Time, whether or not vested, will be assumed by the Company subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to extend the term of such stock option for a period expiring on the second-year anniversary of the Effective Time). In connection with the Merger, each holder of options is required to enter into a Lock-Up Agreement/Leak-Out Agreement with respect to the shares of Akers common stock issued upon the exercise of such option. Also, not later than 30 days after the second-year anniversary of the Effective Date, the Company will pay stockholders of MYMD on a pro rata basis an amount in cash equal to the aggregate cash proceeds received by Akers from the exercise of any MYMD options assumed by the Company prior to the second-year anniversary of the Effective Time; provided, however, the amount of such payment will not exceed the maximum amount of cash consideration that may be received by stockholders of MYMD without affecting the intended tax consequences of the Merger.

Additionally, under the terms of the Merger Agreement, the Company has agreed to pay contingent consideration to MYMD stockholders in the form of milestone payments payable in shares of Akers common stock (collectively, the “Milestone Payments”). The Milestone Payments are payable in the dollar amounts set forth in the chart below upon the achievement of the milestone events set forth opposite such dollar amount during the 36-month period immediately following the Effective Date (the “Milestone Period”) as follows:

Milestone Event	Milestone Payment

Market capitalization of Akers for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period is equal to or greater than $500 million (the “First Milestone Event”).	$20 million.

For every $250 million incremental increase in market capitalization of Akers after the First Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period, up to a $1 billion market capitalization of Akers.	$10 million per each incremental increase (it being understood, however, that, if such incremental increase results in market capitalization equal to $1 billion , such $20 million payment in respect of such incremental increase shall be payable without duplication of any amount payable in respect of a Second Milestone Event).

Market Capitalization of Akers for at least 10 trading days during any 20 consecutive trading day period is equal to or greater than $1 billion (the “Second Milestone Event”).	$25 million.

For every $1 billion incremental increase in market capitalization of Akers after the Second Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period.	$25 million per each incremental increase.

Each milestone payment will be payable in shares of common stock of Akers (the “Milestone Shares”), with the number of Milestone Shares to be issued determined by dividing the applicable Milestone Payment amount by the volume-weighted average price of a share of Akers’ common stock during the 10 trading days immediately preceding the achievement of the milestone event; provided, however, that in no event shall the price of a share of Akers common stock used to determine the number of Milestone Shares to be issued be deemed to be less than $5.00 per share (as adjusted for stock splits, stock dividends, reverse stock splits, and the like occurring after the Closing Date).

Notwithstanding the above, the number of Milestone Shares payable by Akers shall not exceed the number of shares of Akers common stock to be issued to MyMD stockholders at the Effective Time in connection with the Merger (as described in the following paragraph).

Under the exchange ratio formula in the Merger Agreement, upon the closing of the Merger, the former MYMD securityholders are expected to own approximately 80% of the aggregate number of shares of Akers common stock issued and outstanding immediately following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% of the aggregate number of Post-Closing Shares.

Immediately prior to the Effective Time, the name of the Company will be changed from “Akers Biosciences, Inc.” to “MyMD Pharmaceuticals, Inc.” At the Effective Time, the Merger Agreement contemplates that the board of directors of the Company will consist of seven directors, with (i) Akers having the right to designate up to four members and (ii) MYMD having the right to designate up to three members. The officers of the Company immediately after the Effective Time will be elected by the board of directors of Akers.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and MYMD, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and MYMD, indemnification of directors and officers, and the Company’s and MYMD’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of Akers and MYMD.

The Merger Agreement contains certain termination rights for both the Company and MYMD, including, among other things, (a) Akers may, upon written notice, extend the originally scheduled End Date (defined in the Merger Agreement as April 15, 2021) to May 15, 2021 (the “Extended Date”) so long as (i) Akers and Merger Sub are not then in material breach of any provision of the Merger Agreement and (ii) within three calendar days of the written request by MYMD, Akers makes an additional loan to MYMD of up to $600,000, which will have the same terms and conditions of the Note (as defined below and such additional note “Second Note”) and (b) Akers may, upon written notice, extend the Extended Date to June 30, 2021, so long as (i) Akers and Merger Sub are not then in material breach of any provision of the Merger Agreement, (ii) on the effective date of such extension, the loan amount evidenced by the Note and the Second Note may, at the sole option of MYMD upon written notice to Akers, be converted into shares of MYMD common stock at a conversion price of $2.00 per share, subject to certain adjustments and (iii) Akers will, at MYMD’s request, either (at the option of MYMD); (A) subscribe for 300,000 shares of MYMD common stock at a subscription price of $2.00 per share, subject to certain adjustments as set forth in the Merger Agreement, or (B) makes an additional loan to MYMD of up to $600,000, which will have the same terms and conditions of the Note (the “Third Note,” and all amounts outstanding under the Note, the Second Note and the Third Note, the “Loan Amount”). In addition, if Akers terminates the Merger Agreement under certain circumstances specified therein, the Loan Amount, if any, at the sole discretion of MYMD, will be convertible into shares of common stock of MYMD at a conversion price of $2.00 per share upon delivery of written notice by MYMD to Akers within 30 calendar days after the effective date of termination of the Merger Agreement.

The Merger Agreement also contemplates that the Company will seek approval from its stockholders to effect a reverse stock split, if applicable, at a reverse stock split ratio mutually agreed to by the Company and MYMD and within the range approved by the Company’s stockholders immediately prior to the Effective Time, which range shall be sufficient to cause the price of Akers common stock on the Nasdaq Capital Market following such reverse stock split and the Effective Time to be no less than $5.00 per share. In addition, under the Merger Agreement, Akers may, in its discretion, consummate a spin-off of all or a part of its pre-closing assets and liabilities (the “Spin-Off”).

In connection with the Merger, the Company will seek the approval of its stockholders of (a) the transactions contemplated in the Merger Agreement, including the issuance of Akers common stock pursuant to the Merger and (b) the amendment of its certificate of incorporation, including for purposes of (i) effectuating a reverse split of Akers common stock at a ratio to be determined by a split ratio to be mutually agreed to by Akers and MYMD within the range approved by the Company’s stockholders immediately prior to the Effective Time and on certain terms as specifically described herein, (ii) change Akers’ name to “MyMD Pharmaceuticals, Inc.,” and (c) to the extent necessary, the Spin-Off.

In accordance with the terms of the Merger Agreement, (i) the officers and directors of Akers have each entered into a voting agreement with MYMD (the “Akers Voting Agreements”), and (ii) the officers, directors and certain affiliated stockholders of MYMD have each entered into a voting agreement with Akers (the “MYMD Voting Agreements,” together with the Akers Voting Agreements, the “Voting Agreements”). The Voting Agreements place certain restrictions on the transfer of the shares of Akers and MYMD held by the respective signatories thereto and include covenants as to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any actions that could adversely affect the consummation of the Merger.

Concurrently with the execution of the Merger Agreement or prior to the Closing, the officers and directors of Akers, and the officers, directors and certain stockholders of MYMD, each entered into lock-up/leak-out agreements (the “Lock-Up/Leak-Out Agreements”) pursuant to which they have agreed, among other things, not to sell or dispose of (subject to certain exceptions specified therein) any shares of Akers common stock which are or will be beneficially owned by them at the Effective Time or which are acquired thereafter, with such shares being released from such restrictions 180 days after the Effective Time. After the expiration of such initial 180-day period, such stockholders will be subject to a 180-day leak-out period during which they may not sell shares in excess of the amount permitted by the Rule 144 volume limitations (even if such stockholder is not currently subject to such provisions of Rule 144), which leak- out period shall be extended for an additional 180 days for any shares of Akers common stock issued upon the exercise of existing options or warrants.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Secured Promissory Note

As set forth above, in connection with the execution of the Merger Agreement, Akers will advance a bridge loan to MYMD in an amount of up to $3,000,000 pursuant to a Secured Promissory Note (the “Note”). Advances under the Note will be made in accordance with MYMD’s cash needs pursuant to a pre-agreed operating budget for MYMD. The Note accrues interest on the outstanding principal amount at the rate of 5% per annum and matures on the earliest of (i) April 15, 2022, (ii) upon demand of Akers in the event the Merger is consummated, or (iii) the date on which MYMD’s obligations under the Note are accelerated in accordance with the terms of the Note. As set forth above, in the event the Merger Agreement is terminated by MYMD upon a change in Akers’ board of directors’ recommendations to the Akers stockholders in connection with the Merger Agreement and certain other circumstances specified in the Merger Agreement, the principal amount of the Note, and all accrued and unpaid interest thereon, shall be converted into shares of MYMD common stock at a conversion price of $2.00 per share. MYMD may prepay the Note in whole or in part at any time or from time to time at its sole discretion. Under the terms of the Note, if, at any time after the termination or expiration of the Merger Agreement, MYMD (i) incurs any debt other than Permitted Debt (as defined in the Note), (ii) issues any equity interests, or (iii) consummates any Asset Sale or Recovery Event (each as defined in the Note) then, in each case, no later than two business days after MYMD receives the net cash proceeds of such incurrence, issuance or other action, then MYMD shall be required to prepay an amount under the Note equal to the net cash proceeds received, up to the total amount of the advances made under the Note at such time, including all accrued and unpaid interest thereon, of the Note. The payment and performance of all obligations under the Note are secured by a first priority security interest in all of MYMD’s right, title and interest in and to its assets as collateral.

Securities Purchase Agreement

Concurrently with the Merger Agreement, on November 11, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) (i) an aggregate of 9,765,933 shares of Akers common stock, at an offering price of $1.85 per share or, at the election of each investor, pre-funded warrants (“Pre-Funded Warrants”), and (ii) for each share of Akers common stock (or for each Pre-Funded Warrant, as applicable) purchased in the Private Placement, a common warrant (the “Investor Warrants” and together with the Pre-Funded Warrants, the “Warrants”) to purchase one share of Akers common stock, for gross proceeds of approximately $18.1 million before the deduction of placement agent fees and expenses and estimated offering expenses.

In the Private Placement, the Company will issue up to an aggregate of 9,765,933 shares of Akers common stock (the “Shares”) and Pre-Funded Warrants. The Pre-Funded Warrants will be immediately exercisable, will have an exercise price of $0.01 and may be exercised at any time after their original issuance until such Pre-funded Warrants are exercised in full. The Investor Warrants are exercisable immediately upon issuance and terminate five and a half years following issuance. The Investor Warrants have an exercise price of $2.06 per share and represent the right to purchase an aggregate of up to 9,765,933 shares of Akers common stock. A holder of a Warrant will not have the right to exercise any portion of its Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of Akers common stock issued and outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, but in no event shall the Beneficial Ownership Limitation exceed 9.99%.

In the Purchase Agreement, the Company has agreed not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of, any shares of the Company’s common stock or any securities convertible into or exercisable or exchangeable for shares of the Company’s common stock at an effective price less than the exercise price of the Investor Warrants or (ii) file any registration statement or any amendment or supplement thereto, other than as contemplated under the Purchase Agreement, for a period of 90 days following the later of (x) the date the Registration Statement (as defined below) is declared effective by the SEC and (y) the record date for the Company’s stockholder meeting called to approve the Merger. In addition, the Company agreed not to effect or enter into an agreement to effect any issuance of the Company’s common stock or common stock equivalents involving a variable rate transaction (as defined in the Purchase Agreement) from the date of the Purchase Agreement until such time as no Purchaser holds any of the Investor Warrants, subject to certain exceptions (including the issuance of any of the Company’s common stock pursuant to the Merger Agreement).

The Purchase Agreement provides that (i) within 10 days following the date that the Company first files a proxy statement with the SEC in connection with the Merger (including by means of a registration statement on Form S-4), the Company shall file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”) for the resale of all of the Shares and the shares of the Company’s common stock issuable upon exercise of the Warrants (the “Warrant Shares”) by the Purchasers and (ii) the Company shall use commercially reasonable efforts to cause such Registration Statement to be declared effective within 60 days of the filing thereof (or 90 days in the event of a full review); provided, however, that the Company shall not be required to register any Shares or Warrant Shares that are eligible for resale pursuant to Rule 144 under the Securities Act (assuming cashless exercise of the Warrants).

The closing of the Private Placement is subject to the satisfaction of customary closing conditions set forth in the Purchase Agreement and is expected to occur on or around November 16, 2020.

AKERS BIOSCIENCES, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 31, 2020, the Company entered into an engagement letter (the “Engagement Letter”) with Katalyst Securities LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the non-exclusive placement agent for the Company, on a reasonable best efforts basis, in connection with the Private Placement. The Company has agreed to pay the Placement Agent an aggregate cash fee equal to 6.5% of the gross proceeds received in the Private Placement and reimburse the Placement Agent’s expenses in the Private Placement up to $25,000. In addition, the Company has agreed to grant to the Placement Agent warrants to purchase up to 390,368 shares of the Company’s common stock at an exercise price of $1.85 (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from the closing of the Merger.

The gross proceeds to the Company from the Private Placement, before deducting the Placement Agent’s fees and expenses and estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, are expected to be approximately $18.1 million. The Company currently intends to use the proceeds from the Private Placement in order to satisfy the closing conditions set forth in the Merger Agreement that requires the Company to have at least $25 million on the closing date of the Merger, and for general working capital purposes. In addition, the Company will pay approximately $1.8 million of the proceeds from the Private Placement to the former members of Cystron pursuant to the MIPA.

The Shares, the Pre-Funded Warrants, the Investor Warrants, the Placement Agent Warrants and the shares of Akers common stock issuable upon the exercise of such warrants are not being registered under the Securities Act, are not being offered pursuant to the Registration Statement, and are being offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

To induce the Purchasers to enter into the Purchase Agreement, on November 11, 2020, the Company entered into a Lock-Up and Support Agreement (the “Support Agreement”) with certain of its stockholders named therein, pursuant to which, from the date of the Support Agreement until May 31, 2021, such stockholders agreed to vote their respective shares of Akers common stock in favor of each matter proposed and recommended for approval by the Company’s board of directors or management at every stockholders’ meeting.

Executive Chairman Cash Bonus

On November 11, 2020, the Board approved a special cash bonus of $150,000 to Christopher C. Schreiber, the Company’s Executive Chairman and President for his service in year-to-date 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by Akers Biosciences, Inc. (“Akers,” “Akers Bio,” “we” or the “Company”) from time to time with the Securities and Exchange Commission (the “SEC” and such reports, collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	the occurrence of any event, change or other circumstances that could give rise to the termination of an agreement and plan of merger and reorganization (the “Merger Agreement”), dated November 11, 2020, by and among us, XYZ Merger Sub Inc. (“Merger Sub”), and MYMD Pharmaceuticals (“MYMD”);
●	our stockholders failing to approve the share issuances for the merger with MYMD (the “Merger”) contemplated by the Merger Agreement;
●	an increase in the amount of costs, fees, expenses, and other charges related to the Merger Agreement;
●	risks arising from the diversion of management’s attention from our ongoing business operations due to the Merger;
●	risks associated with our ability to identify and realize business opportunities following the Merger;
●	our ability to complete the private placement pursuant to that certain securities purchase agreement, dated November 11, 2020, by and among us and certain institutional and accredited investors (the “Purchase Agreement”);

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Cystron Biotech, LLC (“Cystron”), including:

o	the timing of, and our ability to, obtain and maintain regulatory approvals for clinical trials of our COVID-19 vaccine or combination product candidate (the “COVID-19 Vaccine Candidate”);
o	the timing and results of our planned clinical trials for our COVID-19 Vaccine Candidate;
o	the amount of funds we require for our COVID-19 Vaccine Candidate; and
o	our ability to maintain our existing license with Premas Biotech PVT Ltd. (“Premas”).

●	our ability to develop a COVID-Vaccine Candidate in a timely manner or at all;
●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;
●	emerging competition and rapidly advancing technology in our industry;
●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;
●	challenges we may face in identifying, acquiring and operating new business opportunities;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	the outcome of litigation or other proceedings we may become subject to in the future;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	delisting of our common stock from the Nasdaq Capital Market;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our compliance with all laws, rules, and regulations applicable to our business and COVID-19 Vaccine Candidate;
●	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings; and
●	the impact of the recent COVID-19 pandemic on our results of operations, business plan and the global economy.

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

Coronavirus and COVID-19 Pandemic

In December 2019, SARS-CoV-2 was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization (“WHO”) declared the global outbreak of COVID-19, the disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, China, and India, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. According to the WHO situation report, dated as of November 10, 2020, approximately 49.7 million cases were reported globally and 1.2 million of these were deadly, making the development of effective vaccines to prevent this disease a major global priority. Although multiple vaccine candidates against SARS-CoV-2 are under development, there is currently no known or approved vaccine or specific antiviral treatment, with the primary treatment being symptomatic and supportive therapies.

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

Specifically, the competitive landscape of potential COVID-19 vaccines and treatment therapies has been rapidly developing since the beginning of the COVID-19 pandemic, with several hundreds of companies claiming to be investigating possible candidates and approximately 3,900 studies registered worldwide as investigating COVID-19 (source: clinicaltrials.gov). Given the global footprint and the widespread media attention on the COVID-19 pandemic, there are efforts by public and private entities to develop a COVID-19 vaccine as soon as possible, including large, multinational pharmaceutical companies such as AstraZeneca, GlaxoSmithKline, Johnson & Johnson, Moderna, Pfizer, and Sanofi, with vaccine candidates that are currently at more advanced stage of development than our vaccine candidate. Those other entities may develop COVID-19 vaccines that are more effective than any vaccine we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to jointly develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, able to fund and carry on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customers. In addition, based on the competitive landscape, multiple COVID-19 vaccines or therapeutics may be approved to be marketed. Should another party be successful in producing a more efficacious vaccine for COVID-19, such success could reduce the commercial opportunity for our COVID-19 vaccine candidate and could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possess. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

Coronavirus Vaccine Development

On March 23, 2020, we entered into that certain membership interest purchase agreement (as subsequently amended, the “MIPA”) with the members (the “Sellers”) of Cystron Biotech, LLC (“Cystron”), pursuant to which we acquired 100% of the membership interests (the “Membership Interests”) of Cystron. Cystron is a party to a license agreement with Premas whereby Premas granted Cystron, among other things, an exclusive license with respect to Premas’ genetically engineered yeast (S. cerevisiae)-based vaccine platform, D-Crypt™, for the development of a vaccine against COVID-19 and other coronavirus infections. We have partnered with Premas on this initiative as we seek to advance this COVID-19 Vaccine Candidate through the regulatory process, both with the U.S. Food and Drug Administration (“FDA”) and the office of the drug controller in India. Premas is primarily responsible for the development of the COVID-19 Vaccine Candidate through proof of concept and is entitled to receive milestone payments upon achievement of certain development milestones through proof of concept.

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

As of May 14, 2020, Premas successfully completed its vaccine prototype and obtained transmission electron microscopic (TEM) images of the recombinant virus like particle (VLP) assembled in yeast. A manufacturing protocol has also been established and large-scale production studies have been initiated for our COVID-19 Vaccine Candidate. Though the prototype is complete, the COVID-19 Vaccine Candidate is still in early stages of development, and, accordingly, must undergo preclinical testing and all phases of clinical trials before we can submit a marketing application (in this case, a biologics license application, or “BLA”) to the FDA. The BLA must be approved by the FDA before any biological product, including vaccines, may be lawfully marketed in the United States. We believe the most pivotal, yet difficult, stage in our anticipated development of the contemplated COVID-19 Vaccine Candidate is the requisite conduct of extensive clinical trials to demonstrate the safety and efficacy of our COVID-19 Vaccine Candidate. Additionally, after we complete the necessary preclinical testing, but before we may begin any clinical studies in the United States, we must submit an Investigational New Drug (“IND”) application to the FDA, as this is required before any clinical studies may be conducted in the United States. In some cases, clinical studies may be conducted in other countries; however, the FDA may not accept data from foreign clinical studies in connection with a BLA (or other marketing application) submission.

In July 2020, animal studies for our COVID-19 Vaccine Candidate were initiated in India. In addition, we announced that Premas has successfully completed the manufacturing process for the VLP vaccine candidate. On August 27, 2020, we announced with Premas positive proof of concept results from the animal studies conducted during a four-week test of the COVID-19 Vaccine Candidate in mice. The test had two primary endpoints, safety and immune responses, both of which were met. The study consisted of 50 mice, divided into 10 cohorts dosed with 5, 10 and 20 micrograms of the COVID-19 Vaccine Candidate. The COVID-19 Vaccine Candidate was generally well tolerated and safe at all doses, with no adverse events reported. The COVID-19 Vaccine Candidate was safe even at higher doses and generated a robust immune response against the three SARS-Cov2 antigens, S, E, and M. The COVID-19 Vaccine Candidate elicited neutralizing antibody titers levels in all the dose cohorts starting from 5 microgram to 20 microgram dose regimens. After three doses in mice, all the groups’ cohorts showed binding antibody levels similar to convalescent patients’ levels. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed in a timely manner, or at all. Failures in connection with one or more clinical trials can occur at any stage of testing.

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

Impact of the COVID-19 Pandemic on Our Business

The ultimate impact of the global COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to future developments. These include but are not limited to the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or our board of directors or management of the Company, may determine are needed. We do not yet know the full extent of potential delays or impacts on our business, our vaccine development efforts, healthcare systems or the global economy as a whole. However, the effects are likely to have a material impact on our operations, liquidity and capital resources, and we will continue to monitor the COVID-19 situation closely.

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

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition in other ways, as well. Specifically, we anticipate that the stress of COVID-19 on healthcare systems generally around the globe will negatively impact regulatory authorities and the third parties that we and Premas may engage in connection with the development and testing of our COVID-19 Vaccine Candidate.

In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the continuation of the COVID-19 pandemic could materially affect our business and the value of our common stock.

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

Recent Developments

Agreement and Plan of Merger and Reorganization

On November 11, 2020, the Company, XYZ Merger Sub Inc., a Florida corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and MYMD Pharmaceuticals, Inc., a privately-held Florida corporation (“MYMD”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into MYMD, with MYMD being the surviving corporation and becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. In addition, in connection with the execution of the Merger Agreement, Akers agreed to advance a bridge loan of up to $3,000,000 to MYMD pursuant to a Secured Promissory Note.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each outstanding share of common stock of MYMD (“MYMD common stock”), will be converted into the right to receive the number of shares of the common stock of Akers (the “Akers common stock”) equal to the exchange ratio described below; and (ii) each outstanding stock option of MYMD (collectively, “MYMD options”) that has not previously been exercised prior to the Effective Time, whether or not vested, will be assumed by the Company subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to extend the term of such stock option for a period expiring on the second-year anniversary of the Effective Time). In connection with the Merger, each holder of options is required to enter into a Lock-Up Agreement/Leak-Out Agreement with respect to the shares of Akers common stock issued upon the exercise of such option. Also, not later than 30 days after the second-year anniversary of the Effective Date, the Company will pay stockholders of MYMD on a pro rata basis an amount in cash equal to the aggregate cash proceeds received by Akers from the exercise of any MYMD options assumed by the Company prior to the second-year anniversary of the Effective Time; provided, however, the amount of such payment will not exceed the maximum amount of cash consideration that may be received by stockholders of MYMD without affecting the intended tax consequences of the Merger.

Additionally, under the terms of the Merger Agreement, the Company has agreed to pay contingent consideration to MYMD stockholders in the form of milestone payments payable in shares of Akers common stock (collectively, the “Milestone Payments”). The Milestone Payments are payable in the dollar amounts set forth in the chart below upon the achievement of the milestone events set forth opposite such dollar amount during the 36-month period immediately following the Effective Date (the “Milestone Period”) as follows:

Milestone Event	Milestone Payment

Market capitalization of Akers for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period is equal to or greater than $500 million (the “First Milestone Event”).	$20 million.

For every $250 million incremental increase in market capitalization of Akers after the First Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period, up to a $1 billion market capitalization of Akers.	$10 million per each incremental increase (it being understood, however, that, if such incremental increase results in market capitalization equal to $1 billion , such $20 million payment in respect of such incremental increase shall be payable without duplication of any amount payable in respect of a Second Milestone Event).

Market Capitalization of Akers for at least 10 trading days during any 20 consecutive trading day period is equal to or greater than $1 billion (the “Second Milestone Event”).	$25 million.

For every $1 billion incremental increase in market capitalization of Akers after the Second Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period.	$25 million per each incremental increase.

Each milestone payment will be payable in shares of common stock of Akers (the “Milestone Shares”), with the number of Milestone Shares to be issued determined by dividing the applicable Milestone Payment amount by the volume-weighted average price of a share of Akers’ common stock during the 10 trading days immediately preceding the achievement of the milestone event; provided, however, that in no event shall the price of a share of Akers common stock used to determine the number of Milestone Shares to be issued be deemed to be less than $5.00 per share (as adjusted for stock splits, stock dividends, reverse stock splits, and the like occurring after the Closing Date).

Notwithstanding the above, the number of Milestone Shares payable by Akers shall not exceed the number of shares of Akers common stock to be issued to MyMD stockholders at the Effective Time in connection with the Merger (as described in the following paragraph).

Under the exchange ratio formula in the Merger Agreement, upon the closing of the Merger, the former MYMD securityholders are expected to own approximately 80% of the aggregate number of shares of Akers common stock issued and outstanding immediately following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% of the aggregate number of Post-Closing Shares.

Immediately prior to the Effective Time, the name of the Company will be changed from “Akers Biosciences, Inc.” to “MyMD Pharmaceuticals, Inc.” At the Effective Time, the Merger Agreement contemplates that the board of directors of the Company (the “Board”) will consist of seven directors, with (i) Akers having the right to designate up to four members and (ii) MYMD having the right to designate up to three members. The officers of the Company immediately after the Effective Time will be elected by the Board.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and MYMD, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and MYMD, indemnification of directors and officers, and the Company’s and MYMD’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of Akers and MYMD.

The Merger Agreement contains certain termination rights for both the Company and MYMD, including, among other things, (a) Akers may, upon written notice, extend the originally scheduled End Date (defined in the Merger Agreement as April 15, 2021) to May 15, 2021 (the “Extended Date”) so long as (i) Akers and Merger Sub are not then in material breach of any provision of the Merger Agreement and (ii) within three calendar days of the written request by MYMD, Akers makes an additional loan to MYMD of up to $600,000, which will have the same terms and conditions of the Note (as defined below and such additional note “Second Note”) and (b) Akers may, upon written notice, extend the Extended Date to June 30, 2021, so long as (i) Akers and Merger Sub are not then in material breach of any provision of the Merger Agreement, (ii) on the effective date of such extension, the loan amount evidenced by the Note and the Second Note may, at the sole option of MYMD upon written notice to Akers, be converted into shares of MYMD common stock at a conversion price of $2.00 per share, subject to certain adjustments and (iii) Akers will, at MYMD’s request, either (at the option of MYMD); (A) subscribe for 300,000 shares of MYMD common stock at a subscription price of $2.00 per share, subject to certain adjustments as set forth in the Merger Agreement, or (B) makes an additional loan to MYMD of up to $600,000, which will have the same terms and conditions of the Note (the “Third Note,” and all amounts outstanding under the Note, the Second Note and the Third Note, the “Loan Amount”). In addition, if Akers terminates the Merger Agreement under certain circumstances specified therein, the Loan Amount, if any, at the sole discretion of MYMD, will be convertible into shares of common stock of MYMD at a conversion price of $2.00 per share upon delivery of written notice by MYMD to Akers within 30 calendar days after the effective date of termination of the Merger Agreement.

The Merger Agreement also contemplates that the Company will seek approval from its stockholders to effect a reverse stock split, if applicable, at a reverse stock split ratio mutually agreed to by the Company and MYMD and within the range approved by the Company’s stockholders immediately prior to the Effective Time, which range shall be sufficient to cause the price of Akers common stock on the Nasdaq Capital Market following such reverse stock split and the Effective Time to be no less than $5.00 per share. In addition, under the Merger Agreement, Akers may, in its discretion, consummate a spin-off of all or a part of its pre-closing assets and liabilities, all as more specifically described therein (the “Spin-Off”).

In connection with the Merger, the Company will seek the approval of its stockholders of (a) the transactions contemplated in the Merger Agreement, including the issuance of Akers common stock pursuant to the Merger and (b) the amendment of its certificate of incorporation, including for purposes of (i) effectuating a reverse split of Akers common stock at a ratio to be determined by a split ratio to be mutually agreed to by Akers and MYMD within the range approved by the Company’s stockholders immediately prior to the Effective Time and on certain terms as specifically described herein, (ii) change Akers’ name to “MyMD Pharmaceuticals, Inc.,” and (c) to the extent necessary, the Spin-Off.

In accordance with the terms of the Merger Agreement, (i) the officers and directors of Akers have each entered into a voting agreement with MYMD (the “Akers Voting Agreements”), and (ii) the officers, directors and certain affiliated stockholders of MYMD have each entered into a voting agreement with Akers (the “MYMD Voting Agreements,” together with the Akers Voting Agreements, the “Voting Agreements”). The Voting Agreements place certain restrictions on the transfer of the shares of Akers and MYMD held by the respective signatories thereto and include covenants as to the voting of such shares in favor of approving the transactions contemplated by the Merger Agreement and against any actions that could adversely affect the consummation of the Merger.

Concurrently with the execution of the Merger Agreement or prior to the Closing, the officers and directors of Akers, and the officers, directors and certain stockholders of MYMD, each entered into lock-up/leak-out agreements (the “Lock-Up/Leak-Out Agreements”) pursuant to which they have agreed, among other things, not to sell or dispose of (subject to certain exceptions specified therein) any shares of Akers common stock which are or will be beneficially owned by them at the Effective Time or which are acquired thereafter, with such shares being released from such restrictions 180 days after the Effective Time. After the expiration of such initial 180-day period, such stockholders will be subject to a 180-day leak-out period during which they may not sell shares in excess of the amount permitted by the Rule 144 volume limitations (even if such stockholder is not currently subject to such provisions of Rule 144), which leak- out period shall be extended for an additional 180 days for any shares of Akers common stock issued upon the exercise of existing options or warrants.

Secured Promissory Note

As set forth above, in connection with the execution of the Merger Agreement, Akers agreed to advance a bridge loan to MYMD in an amount of up to $3,000,000 pursuant to a Secured Promissory Note (the “Note”). Advances under the Note will be made in accordance with MYMD’s cash needs pursuant to a pre-agreed operating budget for MYMD. The Note accrues interest on the outstanding principal amount at the rate of 5% per annum and matures on the earliest of (i) April 15, 2022, (ii) upon demand of Akers in the event the Merger is consummated, or (iii) the date on which MYMD’s obligations under the Note are accelerated in accordance with the terms of the Note. As set forth above, in the event the Merger Agreement is terminated by MYMD upon a change in Akers’ board of directors’ recommendations to the Akers stockholders in connection with the Merger Agreement and certain other circumstances specified in the Merger Agreement, the principal amount of the Note, and all accrued and unpaid interest thereon, shall be converted into shares of MYMD common stock at a conversion price of $2.00 per share. MYMD may prepay the Note in whole or in part at any time or from time to time at its sole discretion. Under the terms of the Note, if, at any time after the termination or expiration of the Merger Agreement, MYMD (i) incurs any debt other than Permitted Debt (as defined in the Note), (ii) issues any equity interests, or (iii) consummates any Asset Sale or Recovery Event (each as defined in the Note) then, in each case, no later than two business days after MYMD receives the net cash proceeds of such incurrence, issuance or other action, then MYMD shall be required to prepay an amount under the Note equal to the net cash proceeds received, up to the total amount of the advances made under the Note at such time, including all accrued and unpaid interest thereon, of the Note. The payment and performance of all obligations under the Note are secured by a first priority security interest in all of MYMD’s right, title and interest in and to its assets as collateral.

Securities Purchase Agreement

Concurrently with the Merger Agreement, on November 11, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) (i) an aggregate of 9,765,933 shares of Akers common stock, at an offering price of $1.85 per share or, at the election of each investor, pre-funded warrants (“Pre-Funded Warrants”), and (ii) for each share of Akers common stock (or for each Pre-Funded Warrant, as applicable) purchased in the Private Placement, a common warrant (the “Investor Warrants” and together with the Pre-Funded Warrants, the “Warrants”) to purchase one share of Akers common stock, for gross proceeds of approximately $18.1 million before the deduction of placement agent fees and expenses and estimated offering expenses.

In the Private Placement, the Company will issue up to an aggregate of 9,765,933 shares of Akers common stock (the “Shares”) and Pre-Funded Warrants. The Pre-Funded Warrants will be immediately exercisable, will have an exercise price of $0.01 and may be exercised at any time after their original issuance until such Pre-funded Warrants are exercised in full. The Investor Warrants are exercisable immediately upon issuance and terminate five and a half years following issuance. The Investor Warrants have an exercise price of $2.06 per share and represent the right to purchase an aggregate of up to 9,765,933 shares of Akers common stock. A holder of a Warrant will not have the right to exercise any portion of its Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of Akers common stock issued and outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, but in no event shall the Beneficial Ownership Limitation exceed 9.99%.

In the Purchase Agreement, the Company has agreed not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of, any shares of the Company’s common stock or any securities convertible into or exercisable or exchangeable for shares of the Company’s common stock at an effective price less than the exercise price of the Investor Warrants or (ii) file any registration statement or any amendment or supplement thereto, other than as contemplated under the Purchase Agreement, for a period of 90 days following the later of (x) the date the Registration Statement (as defined below) is declared effective by the SEC and (y) the record date for the Company’s stockholder meeting called to approve the Merger. In addition, the Company agreed not to effect or enter into an agreement to effect any issuance of the Company’s common stock or common stock equivalents involving a variable rate transaction (as defined in the Purchase Agreement) from the date of the Purchase Agreement until such time as no Purchaser holds any of the Investor Warrants, subject to certain exceptions (including the issuance of any of the Company’s common stock pursuant to the Merger Agreement).

The Purchase Agreement provides that (i) within 10 days following the date that the Company first files a proxy statement with the SEC in connection with the Merger (including by means of a registration statement on Form S-4), the Company shall file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”) for the resale of all of the Shares and the shares of the Company’s common stock issuable upon exercise of the Warrants (the “Warrant Shares”) by the Purchasers and (ii) the Company shall use commercially reasonable efforts to cause such Registration Statement to be declared effective within 60 days of the filing thereof (or 90 days in the event of a full review); provided, however, that the Company shall not be required to register any Shares or Warrant Shares that are eligible for resale pursuant to Rule 144 under the Securities Act (assuming cashless exercise of the Warrants).

The closing of the Private Placement is subject to the satisfaction of customary closing conditions set forth in the Purchase Agreement and is expected to occur on or around November 16, 2020.

On October 31, 2020, the Company entered into an engagement letter (the “Engagement Letter”) with Katalyst Securities LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the non-exclusive placement agent for the Company, on a reasonable best efforts basis, in connection with the Private Placement. The Company has agreed to pay the Placement Agent an aggregate cash fee equal to 6.5% of the gross proceeds received in the Private Placement and reimburse the Placement Agent’s expenses in the Private Placement up to $25,000. In addition, the Company has agreed to grant to the Placement Agent warrants to purchase up to 390,368 shares of the Company’s common stock at an exercise price of $1.85 (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from the closing of the Merger.

The gross proceeds to the Company from the Private Placement, before deducting the Placement Agent’s fees and expenses and estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, are expected to be approximately $18.1 million. The Company currently intends to use the proceeds from the Private Placement in order to satisfy the closing conditions set forth in the Merger Agreement that requires the Company to have at least $25 million on the closing date of the Merger, and for general working capital purposes. In addition, the Company will pay approximately $1.8 million of the proceeds from the Private Placement to the former members of Cystron pursuant to the MIPA.

The Shares, the Pre-Funded Warrants, the Investor Warrants, the Placement Agent Warrants and the shares of Akers common stock issuable upon the exercise of such warrants are not being registered under the Securities Act, are not being offered pursuant to the Registration Statement, and are being offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

To induce the Purchasers to enter into the Purchase Agreement, on November 11, 2020, the Company entered into a Lock-Up and Support Agreement (the “Support Agreement”) with certain of its stockholders named therein, pursuant to which, from the date of the Support Agreement until May 31, 2021, such stockholders agreed to vote their respective shares of Akers common stock in favor of each matter proposed and recommended for approval by the Company’s board of directors or management at every stockholders’ meeting.

Executive Chairman Cash Bonus

On November 11, 2020, the Board approved a special cash bonus of $150,000 to Christopher C. Schreiber, the Company’s Executive Chairman and President for his service in year-to-date 2020.

Rights Agreement

The Board declared a dividend of one preferred share purchase right (a “Right”) for each of our issued and outstanding shares of common stock, no par value per share. The dividend is payable to the stockholders of record on September 21, 2020 (the “Record Date”). Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from us one one-thousandth of a share of our Series E Junior Participating Preferred Stock, no par value with a stated value of $0.001 (the “Preferred Stock”) at $15.00 (the “Purchase Price”), subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of September 9, 2020 (the “Rights Agreement”) between us and VStock Transfer, LLC, as Rights Agent (the “Rights Agent”).

The Rights will not be exercisable until the earlier to occur of (i) the tenth business day following a public announcement or filing that a person has, or affiliates or associates of such person have, become an “Acquiring Person,” which is defined as a person, or affiliates or associates of such person, who, at any time after the date of the Rights Agreement, has acquired, or obtained the right to acquire, Beneficial Ownership of 10% or more of our outstanding shares of common stock, subject to certain exceptions, or (ii) the tenth business day (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Beneficial Ownership, as defined in the Rights Agreement, includes certain interests in securities created by derivatives contracts, which are beneficially owned, directly or indirectly, by a counterparty (or any of such counterparty’s affiliates or associates) under any derivatives contract to which such person or any of such person’s affiliates or associates is a receiving party (as such terms are defined in Rights Agreement), subject to certain limitations.

Until the Distribution Date, (i) the Rights will be evidenced by the common stock certificates (or, for uncertificated shares of common stock, by the book-entry account that evidences record ownership of such shares) and will be transferred with, and only with, such common stock, and (ii) new common stock certificates issued after the Record Date will contain a legend incorporating the Rights Agreement by reference (for book entry common stock, this legend will be contained in the notations in book entry accounts). Until the earlier of the Distribution Date and the Expiration Date (defined below), the transfer of any shares of common stock outstanding on the Record Date will also constitute the transfer of the Rights associated with such shares of common stock. As soon as practicable after the Distribution Date, the Rights Agent will send by first-class, insured, postage prepaid mail, to each record holder of the common stock as of the close of business on Distribution Date separate rights certificates evidencing the Rights (“Right Certificates”), and such Right Certificates alone will evidence the Rights. We may choose book entry in lieu of physical certificates, in which case, references to “Rights Certificates” shall be deemed to mean the uncertificated book entry representing the Rights.

The Rights, which are not exercisable until the Distribution Date, expire upon the earliest to occur of (i) the close of business on September 8, 2021; (ii) the time at which the Rights are redeemed or exchanged pursuant to the Rights Agreement; and (iii) the time at which the Rights are terminated upon the closing of any merger or other acquisition transaction involving us pursuant to a merger or other acquisition agreement that has been approved by the Board prior to any person becoming an Acquiring Person (the earliest of (i), (ii), and (iii) is referred to as the “Expiration Date”).

Each share of Preferred Stock will be entitled to a preferential per share dividend rate equal to the greater of (i) $0.001 and (ii) the sum of (1) 1,000 times the aggregate per share amount of all cash dividends, plus (2) 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than certain dividends or subdivisions of the outstanding shares of common stock. Each Preferred Stock will entitle the holder thereof to a number of votes equal to 1,000 on all matters submitted to a vote of our stockholders. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Preferred Stock will be entitled to receive 1,000 times the amount received per one share of common stock. Pursuant to the Rights Agreement, the preferential rates noted above may be adjusted in the event that we (i) pays dividends in common stock, (ii) subdivides the outstanding common stock or (iii) combines outstanding common stock into a smaller number of shares.

The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend, or a subdivision, combination or reclassification of the Preferred Stock, (ii) if the holders of Preferred Stock are granted certain rights, options or warrants to subscribe for the applicable Preferred Stock or securities convertible into the applicable Preferred Stock at less than the current market price of the applicable Preferred Stock, or (iii) upon the distribution to holders of Preferred Stock of evidences of indebtedness, cash (excluding regular quarterly cash dividends), assets (other than dividends payable in Preferred Stock) or subscription rights or warrants (other than those referred to in (ii) immediately above). The number of outstanding Rights and the number of one one-thousandths of a Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split, reverse stock split, stock dividends and other similar transactions.

With some exceptions, no adjustment in the purchase price relating to a Right will be required until cumulative adjustments amount to at least one percent (1%) of the purchase price relating to the Right. No fractional shares of Preferred Stock are required to be issued (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock) and, in lieu of the issuance of fractional shares, we may make an adjustment in cash based on the market price of the Preferred Stock on the trading date immediately prior to the date of exercise.

In the event that a person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, other securities, cash or other assets) having a value equal to two (2) times the exercise price of the Right. Notwithstanding any of the foregoing, following the occurrence of a person becoming an Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, Beneficially Owned by any Acquiring Person (or by certain related parties) will be null and void and any holder of such Rights (including any purported transferee or subsequent holder) will be unable to exercise or transfer any such Rights. However, Rights are not exercisable following the occurrence of a person becoming an Acquiring Person until the Distribution Date.

In the event that, after a person or a group of affiliated or associated persons has become an Acquiring Person, we are acquired in a merger or other business combination transaction, or 50% or more of our assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise of a Right that number of shares of common stock of the person with whom we have engaged in the foregoing transaction (or its parent) that at the time of such transaction have a market value of two (2) times the exercise price of the Right.

At any time before any person or group of affiliated or associated persons becomes an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (subject to certain adjustments) (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon the action of the Board electing to redeem or exchange the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The Board may, at its option, at any time after the first occurrence of a Flip-in Event (as defined in the Rights Agreement), exchange all or part of the then outstanding and exercisable Rights for shares of common stock at an exchange ratio of one share of common stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the effective date. However, the Board shall not effect such an exchange at any time after any person, together with all affiliates and associates of such person, becomes a beneficial owner of 50% or more of the outstanding shares of common stock. Immediately upon the action of the Board to exchange the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the number of shares of Common equal to the number of Rights held by such holder multiplied by the exchange ratio.

Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as our stockholder, including, without limitation, the right to vote or to receive dividends.

The Board may amend or supplement the Rights Agreement without the approval of any holders of Rights at any time so long as the Rights are redeemable. At any time, the Rights are no longer redeemable, no such supplement or amendment may (i) adversely affect the interests of the holders of Rights (other than an Acquiring Person or an affiliate or associate of an Acquiring Person), (ii) cause the Rights Agreement to become amendable other than in accordance with Section 27 of the Rights Agreement, or (iii) cause the Rights again to become redeemable.

RESULTS OF OPERATIONS

As discussed in Note 3 and Note 6 of the Notes to the condensed Consolidated Financial Statements, the results of operations presented below exclude our screening and testing products business due to its classification as discontinued operations.

Summary of Statements of Operations for the Three Months Ended September 30, 2020 and 2019

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

Revenue

We had no revenue from continuing operations during the three months ended September 30, 2020 and September 30, 2019.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 totaled $1,741,269, which was a 100% increase as compared to $0 for the three months ended September 30, 2019, as we are currently focused on the development of the COVID-19 Vaccine Candidate.

The table below summarizes our research and development expenses for the three months ended September 30, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,
Description	2020	2019	Percent Change

Professional Service Costs	$56,479	$-	100%
Vaccine License and Development Costs	1,684,790	-	100%
Total Research and Development Expenses	$1,741,269	$-	100%

Professional services costs are associated with the Cystron Medical Advisory Board established by the Board on April 10, 2020 and fees associated with the evaluation of the milestone achievements under that certain license agreement, dated March 29, 2020 (the “License Agreement”).

Pursuant to the terms of the MIPA, upon the closing of our registered direct equity offering on August 13, 2020, we paid the Sellers $684,790. Pursuant to the License Agreement, during the three months ended September 30, 2020, we incurred development costs of $1,000,000 upon Premas having achieved certain development milestones.

Administrative Expenses

Administrative expenses for the three months ended September 30, 2020, totaled $1,223,354, which was a 45% increase as compared to $843,144 for the three months ended September 30, 2019.

The table below summarizes our administrative expenses for the three months ended September 30, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,
Description	2020	2019	Percent Change

Personnel Costs	$245,077	$159,932	53%
Professional Service Costs	501,900	176,570	184%
Stock Market & Investor Relations Costs	92,589	5,906	1,468%
Other Administrative Costs	383,788	500,736	-23%
Total Administrative Expense	$1,223,354	$843,144	45%

Personnel costs increased 53% for the three months ended September 30, 2020 as compared to the same period of 2019 due to the addition of an executive staff member.

Professional service costs increased 184% for the three months ended September 30, 2020 as compared to the same period of 2019, principally due to increased accounting & audit, general consulting and legal fees.

Stock market and investor relations costs increased 1,468% for the three months ended September 30, 2020. The increase in these costs was principally associated with our annual shareholders meeting.

Other administrative costs decreased by 23%, primarily due to a decrease in bad debt expense.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2020 totaled $6,250 which was a 1% decrease compared to $6,163 for the three months ended September 30, 2019.

Other Income and Expense

Other income, net of expenses, for the three months ended September 30, 2020, totaled $54,833. Other income, net of expense, for the three months ended September 30, 2019 totaled $28,463.

The table below summarizes our other income and expenses for the three months ended September 30, 2020 and 2019, as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,
Description	2020	2019	Percent Change

Currency Translation Gains	$0	$(32)	-100%
Realized Gains on Investments	0	(6,416)	-100%
Equity Investments Gains	(31,465)	0	100%
Interest and Dividend Income	(23,368)	(22,015)	6%
Total Other Income, Net of Expenses	$(54,833)	$(28,463)	93%

Realized gains on investments decreased by 100% for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease is principally due to the impact of the COVID-19 pandemic on the financial markets.

Equity investment gains increased by 100% for the three months ended September 30, 2020 as compared to the same period in 2019. The increase was due to an increase in the fair market value of the equity investments.

Interest and dividend income increased to $23,368 for the three months ended September 30, 2020 compared to $22,015 for the three months ended September 30, 2019. The increase was principally due to the increase in funds available for investment.

Summary of Statements of Operations for the Nine Months ended September 30, 2020 and 2019

Revenue

We had no revenue from continuing operations during the nine months ended September 30, 2020 and September 30, 2019.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 totaled $6,140,487 which was a 100% increase as compared to $0 for the nine months ended September 30, 2019.

The table below summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,
Description	2020	2019	Percent Change

Professional Service Costs	$80,139	$-	100%
Vaccine License and Development Costs	6,060,348	-	100%
Total Research and Development Expenses	$6,140,487	$-	100%

Professional services costs are associated with the Cystron Medical Advisory Board established by the Board on April 10, 2020, fees associated with the evaluation of the milestone achievements under the License Agreement and general consulting services.

On March 24, 2020 we paid $1,000,000 to the Sellers and delivered 411,403 shares of common stock and 211,353 shares of Series D Convertible Preferred Stock, with an aggregate fair market value of $1,233,057, which in the aggregate was $2,233,057, which was recorded as a charge to vaccine license and development costs. Pursuant to the terms of the MIPA, upon the closing of our registered direct equity offerings on April 8, 2020, May 18, 2020 and August 13, 2020, we incurred obligations to pay the Sellers $250,000, $892,500 and $684,791 respectively. Pursuant to the License Agreement, during the nine months ended September 30, 2020, we incurred development costs of $2,000,000 upon Premas having achieved certain development milestones.

Administrative Expenses

Administrative expenses for the nine months ended September 30, 2020, totaled $2,983,443, which was a 11% increase as compared to $2,687,681 for the nine months ended September 30, 2019.

The table below summarizes our administrative expenses for the nine months ended September 30, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,
Description	2020	2019	Percent Change

Personnel Costs	$782,660	$509,537	54%
Professional Service Costs	1,047,956	680,824	54%
Stock Market & Investor Relations Costs	178,289	283,867	-37%
Other Administrative Costs	974,538	1,213,453	-20%
Total Administrative Expense	$2,983,443	$2,687,681	11%

Personnel costs increased 54% for the nine months ended September 30, 2020 as compared to the same period of 2019 due to the addition of an executive staff member.

Professional service costs increased 54% for the nine months ended September 30, 2020 as compared to the same period of 2019, principally due to increased accounting & audit, general consulting and legal fees.

Stock market and investor costs decreased 37% for the nine months ended September 30, 2020. The decrease in these costs was principally associated with our having delisted from the London Stock Exchange during the first half of 2019, and thereafter avoiding the costs associated with a presence on the London Stock Exchange.

Other administrative costs decreased by 20%, principally attributable to decreased bad debts expense, stock-based compensation and the elimination of the facility management department and were offset by increases in business insurance expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2020 totaled $16,667 which was an 11% decrease compared to $18,750 for the nine months ended September 30, 2019.

Sales and marketing expenses are made up of the hosting and maintenance expenses for the Company’s website.

Litigation Settlement Expenses

Litigation settlement expenses from continuing operations for the nine months ended September 30, 2020 decreased 100% as compared to $75,000 for the nine months ended September 30, 2019. Litigation expenses incurred from discontinued operations for the nine months ended September 30, 2020 were $4,031,131(see Note 6).

Other Income and Expense

Other income, net of expenses, for the nine months ended September 30, 2020, totaled $93,960. Other income, net of expense, for the nine months ended September 30, 2019 totaled $78,326.

The table below summarizes our other income and expenses for the nine months ended September 30, 2020 and 2019, as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,
Description	2020	2019	Percent Change

Currency Translation (Gains)/Losses	$(93)	$4,846	102%
Realized Losses/(Gains) on Investments	36,714	(2,155)	-1,804%
Equity Investments Gains	(31,465)	0	100%
Interest and Dividend Income	(99,116)	(81,017)	22%
Total Other Income, Net of Expenses	$(93,960)	$(78,326)	20%

Realized losses/gains on investments decreased by 1,804% for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease was principally due to the impact of the COVID-19 pandemic on the financial markets.

Equity investment gains increased by 100% for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase was due to an increase in the fair market value of the equity investments.

Interest and dividend income increased to $99,116 for the nine months ended September 30, 2020 compared to $81,017 for the nine months ended September 30, 2019. The increase was principally due to the increase in funds available for investment.

Liquidity and Capital Resources

As of September 30, 2020, our cash on hand was $16,304,745 (which included restricted cash of $115,094), and marketable securities were $6,929,356. We have incurred net losses of $14,293,864 for the nine months ended September 30, 2020. As of September 30, 2020, we had working capital of $21,009,868 and stockholder’s equity of $21,169,169. During the nine months ended September 30, 2020, cash flows used in operating activities were $8,842,867, consisting primarily of a net loss of $14,293,864, which includes, principally, research and development expenses in connection with the purchase of a license and milestone license fees of $6,060,348. Since its inception, we have met our liquidity requirements principally through the sale of its common stock in public offerings and private placements.

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

During the period July 21, 2020 through August 11, 2020, warrants to purchase an aggregate of 891,500 shares of Series C Convertible Preferred Stock were exercised at an exercise price of $4.00 per share, yielding proceeds of $3,566,000.

On August 13, 2020, pursuant to a Securities Purchase Agreement with certain institutional and accredited investors, we issued and sold in a registered direct offering (the “August Offering”) an aggregate of 1,207,744 shares of its common stock at an offering price of $5.67 per share, for gross and net proceeds of $6,847,908 and $6,158,034, respectively. Pursuant to the terms of the MIPA, we incurred an obligation to pay the Sellers $684,790 by September 24, 2020 in connection with the August Offering.

On September 25, 2020, we disbursed $1,959,697 to the Sellers of our obligations under the MIPA for the May Offering ($892,500) and August Offering ($684,790). The payment also included Premas’ portion of the initial payment ($299,074) and the April Offering ($83,333) which had previously been returned temporarily to the Company for Premas to meet certain regulatory requirements in India.

On November 11, 2020, we entered into the Purchase Agreement, pursuant to which we agreed to issue and sell to the Purchasers in a private placement up to an aggregate of 9,765,933 shares of Akers common stock (or, at the election of each investor, Pre-Funded Warrants) and the Investor Warrants to purchase an aggregate of up to 9,765,933 shares of Akers common stock at an exercise price of $2.06 per share, at an offering price of $1.85 per share and the accompanying Investor Warrant, for gross proceeds of approximately $18.1 million before the deduction of placement agent fees and expenses and estimated offering expenses. In connection with the Private Placement, we agreed to pay the Placement Agent an aggregate cash fee equal to 6.5% of the gross proceeds received in the Private Placement and reimburse the Placement Agent’s expenses in the Private Placement up to $25,000. In addition, we agreed to grant to the Placement Agent Warrants to purchase up to 390,368 shares of our common stock at an exercise price of $1.85. The closing of the Private Placement is subject to the satisfaction of customary closing conditions set forth in the Purchase Agreement and is expected to occur on or around November 16, 2020. The Company will pay approximately $1.8 million of the proceeds from the Private Placement to the former members of Cystron pursuant to the MIPA.

In connection with the execution of the Merger Agreement, we agreed to advance a bridge loan to MYMD in an amount of up to $3,000,000 pursuant to the Note. Advances under the Note will be made in accordance with MYMD’s cash needs pursuant to a pre-agreed operating budget for MYMD.

Our current cash resources will not be sufficient to fund the development of our COVID-19 Vaccine Candidate through all of the required clinical trials to receive regulatory approval and commercialization. While we do not currently have an estimate of all of the costs that it will incur in the development of the COVID-19 Vaccine Candidate, we anticipate that we will need to raise significant additional funds in order to continue the development of our COVID-19 Vaccine Candidate during the next 12-months. In addition, we could also have increased capital needs in connection with the Merger. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The COVID-19 pandemic has caused an unstable economic environment globally, and the ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include, but are not limited to, the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, the resurgent of COVID-19 cases, and any additional preventative and protective actions that regulators, or our Board or management of the Company, may determine are needed. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow its business. Moreover, the closing of the Private Placement is subject to the satisfaction of closing conditions and may not be completed.

We believe that that our current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund our current twelve month operating budget, and satisfying our estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

Our net cash used by operating activities totaled $8,842,867 during the nine months ended September 30, 2020. Net cash used consisted principally of the net loss of $14,293,864, offset by a non-cash adjustment principally consisting of the fair value of shares issued for the purchase of a license for $1,233,057 and for the amended settlement with ChubeWorkx Guernsey Limited of $2,510,000 and an increase in trade and other payables of $961,134.

Our net cash consumed by operating activities totaled $2,572,578 during the nine months ended September 30, 2019. Cash was consumed by the loss of $3,092,444 reduced by non-cash adjustments principally consisting of $100,000 for the allowance of doubtful accounts and other receivables and $267,720 for share based compensation. For the nine months ended September 30, 2019, within changes of assets and liabilities, cash consumed consisted of a decrease a decrease in trade and other payables of $475,687.

Investing Activities

Our net cash provided by investing totaled $2,210,033, as compared to $2,369,211 during the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of proceeds from the sale of marketable securities of $2,310,898, offset by $100,865 for the purchase of marketable securities. During the nine months ended September 30, 2019, investing activities consisted of proceeds from the sale of marketable securities of $2,556,516, offset by $87,305 for the purchase of marketable securities $100,000 for the issuance of a short-term note receivable.

Financing Activities

Our net cash provided by financing activities during the nine months ended September 30, 2020 was $22,305,041, as compared to $0 during the nine months ended September 30, 2019. Net cash provided during the nine months ended September 30, 2020 reflected the net proceeds from the April Offering, May Offering and August Offering of $14,564,961, the net proceeds from the exercise of Series C Convertible Preferred Warrants of $7,740,000, the net proceeds from exercise of pre-funded equity forward contracts for the purchase of common stock of $80.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Executive Chairman and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Executive Chairman (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

(b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no material changes in internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NovoTek Therapeutics Inc. and NovoTek Pharmaceuticals Limited v. Akers Biosciences, Inc.

On June 21, 2019, the Company received a complaint, filed by Novotek Therapeutics Inc., and Novotek Pharmaceuticals Limited (collectively, “Novotek”), Beijing-based entities, in the United States District Court for the District of New Jersey, alleging, among other things, breach of contract. Novotek is seeking, among other things, damages in the amount of $1,551,562, plus interest, disbursements and attorneys’ fees. The Company vigorously disputes the allegations in the complaint and has retained counsel to defend it. On September 16, 2019, the Company filed a partial motion to dismiss the complaint, which was fully submitted as of November 4, 2019. On June 9, 2020, the Court denied the Company’s motion. In anticipation of the case being settled, on October 20, 2020, the Court administratively closed the case. On November 13, 2020, the parties entered into a settlement agreement without either party admitting liability, effective as of November 3, 2020. The settlement agreement requires the Company to make a lump sum payment of $1,350,000 to Novotek within 60 days. The settlement expense is included in Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and the Company’s obligation is included in Current Liabilities – Discontinued Operations on the Condensed Consolidated Balance Sheet as of September 30, 2020.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

●	We may be unable to successfully consummate the Merger with MYMD in a timely manner or achieve the anticipated benefits of the Merger, and the issuance of shares of our common stock in connection with the Merger will substantially dilute the voting power of our current stockholders and/or may adversely affect the price of our common stock.
●	We may fail to realize the anticipated benefits and costs of the transactions related to our acquisition of Cystron and those benefits may take longer to realize than expected.
●	We have a history of operating losses and we cannot guarantee that we can ever achieve sustained profitability.
●	Our pursuit of the COVID-19 Vaccine Candidate is at an early stage. We have not previously tested our rapid response capability and may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.
●	We operate in a highly competitive industry.
●	Our business may be materially adversely affected by the COVID-19 pandemic.
●	Our success is dependent on the successful clinical development, regulatory approval and commercialization of the COVID-19 Vaccine, which will require significant time and resources.
●	We expect to require additional capital in the future in order to develop our vaccine candidate. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.
●	Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common stock. The delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2020, as amended on October 21, 2020.

RISKS Related to OUr Merger with MYMD

*The issuance of shares of our common stock to MYMD stockholders in the Merger will substantially dilute the voting power of our current stockholders. Having a minority share position will reduce the influence that current stockholders have on our management.

Pursuant to the terms of the Merger Agreement, at the Effective Time of the Merger, the former MYMD security holders are expected to own approximately 80% of the aggregate number of shares of the Post-Closing Shares, and our stockholders as of immediately prior to the Merger are expected to own approximately 20% of the aggregate number of Post-Closing Shares. Accordingly, the issuance of the shares of our common stock to MYMD equity holders in the Merger will significantly reduce the ownership stake and relative voting power of each share of our common stock held by our current stockholders. Consequently, following the Merger, the ability of our current stockholders to influence our management and the composition of the Board will be substantially reduced.

Moreover, under the terms of the Merger Agreement, we agreed to pay milestone payments payable in shares of Akers common stock to MYMD stockholders upon the achievement of certain market capitalization milestone events during the 3-year period following the closing date of the Merger, up to the number of shares of Akers common stock issuable to the MYMD stockholders upon the closing of the Merger. In the event that such milestones are achieved and milestone shares are paid, our stockholders will experience further dilution.

*There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the benefits that we and MYMD expect to obtain from the Merger.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement. There can be no assurance that we and MYMD will be able to satisfy the closing conditions or that closing conditions beyond our or MYMD’s control will be satisfied or waived. If the Merger is not completed within the expected timeframe, such delay may materially and adversely affect the potential benefits that we and MYMD expect to achieve as a result of the Merger and could result in additional transaction costs or other effects associated with uncertainty about the Merger. In addition, pursuant to the Merger Agreement, we may extend the originally scheduled End Date (defined in the Merger Agreement as April 15, 2021) to a later date, but we will have to make additional loans to MYMD or purchase MYMD common stock for such extensions.

We and MYMD can agree at any time to terminate the Merger Agreement, even if our stockholders and/or MYMD’s securityholders have already adopted the Merger Agreement and thereby approved the Merger and the other transactions contemplated by the Merger Agreement. We and MYMD can also terminate the Merger Agreement under other specified circumstances.

*The issuance, or expected issuance, of our common stock in connection with the Merger could decrease the market price of our common stock.

In connection with the Merger and as part of the merger consideration, we expect to issue shares of our common stock to MYMD equity holders. The anticipated issuance of our common stock in the Merger may result in fluctuations in the market price of our common stock, including a stock price decrease. In addition, issuance of the Milestone Shares, if any applicable milestone is achieved, and the perception in the market that the holders of a large number of shares of common stock may intend to sell shares could reduce the market price of our common stock.

*Failure to complete the Merger could negatively affect the value of our common stock and the future business and financial results.

If the Merger is not completed, our ongoing businesses could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including without limitation the following:

●	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger;
●	reputational harm due to the adverse perception of any failure to successfully complete the Merger; and
●	having to pay certain costs relating to the Merger, such as legal, accounting, financial advisory, filing and printing fees.

If the Merger is not completed, these risks could materially affect the market price of our common stock and our business and financial results and may result in the cessation of our operations.

*MYMD is a clinical development stage pharmaceutical company and has never been profitable. MYMD expects to incur additional losses in the future and may never be profitable.

MYMD is a clinical development stage pharmaceutical company. MYMD has not commercialized any product candidates or recognized any revenues from product sales. All of MYMD’s product candidates are still in the preclinical or clinical development stage, and none has been approved for marketing or is being marketed or commercialized. MYMD’s product candidates will require significant additional development, clinical studies, regulatory clearances and additional investment before they can be commercialized. MYMD cannot be certain when or if any of its product candidates will obtain the required regulatory approval.

MYMD has never been profitable or generated positive cash flow from operation. MYMD may incur significant additional losses as it continues to focus its resources on prioritizing, selecting and advancing its product candidates. MYMD’s ability to generate revenue and achieve profitability depends mainly upon its ability, alone or with others, to successfully develop its product candidates, obtain the required regulatory approvals in various territories and commercialize its product candidates. MYMD may be unable to achieve any or all of these goals with regard to its product candidates. As a result, MYMD may never be profitable or achieve significant and/or sustained revenues.

*The intended benefits of the Merger may not be realized.

The Merger poses risks for our ongoing operations, including, among others:

●	that senior management’s attention may be diverted from the management of our current operations and development of the COVID-19 Vaccine Candidate;

●	costs and expenses associated with any undisclosed or potential liabilities;

●	unforeseen difficulties may arise in integrating MYMD and Akers business in the combined organization.

As a result of the foregoing, the combined organization may be unable to realize the full strategic and financial benefits currently anticipated from the Merger, and we cannot assure you that the Merger will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Merger, the market price of our common stock could decline to the extent that the market price reflects those benefits. Our stockholders will have experienced substantial dilution of their ownership interests in the Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

*If the Merger is completed, MYMD executive officers and MYMD appointees to the Board will have the ability to significantly influence the combined company’s management and business affairs, as well as matters submitted to the combined company’s board of directors or stockholders for approval, especially if they decide to act together with the current MYMD stockholders.

Upon completion of the Merger, the current MYMD stockholders will own approximately 80% of the combined company on a fully diluted basis (excluding the effect of warrants issued in the Private Placement). If the Merger is completed, the combined company is expected to be led by MYMD executive officers. Furthermore, three directors of the combined company’s anticipated Board consisting of seven members will be appointed by MYMD pursuant to the terms of the Merger Agreement. As a result, such persons, if they choose to act together, will have the ability to significantly influence the combined company’s management and business affairs, as well as matters submitted to the combined company’s board of directors or stockholders for approval.

Risks Related to Our Acquisition OF Cystron

*We may fail to realize the anticipated benefits of our acquisition of Cystron and those benefits may take longer to realize than expected.

On March 23, 2020, we entered into the MIPA with the Sellers, pursuant to which we acquired the Membership Interests of Cystron. Cystron is a party to a License and Development Agreement (the “Initial License Agreement”) with Premas. As a condition to our entry into the MIPA, Cystron amended and restated the Initial License Agreement on March 19, 2020 (as amended and restated, the “License Agreement”). Pursuant to the License Agreement, Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ vaccine platform for the development of the COVID-19 Vaccine Candidate. Our ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to produce an effective vaccine against COVID-19. The development of the COVID-19 Vaccine Candidate is in very early stages and there is no assurance that we will be able to produce an effective vaccine. Moreover, we have the right to terminate the License Agreement on a country by country basis for any reason or for no reason at any time upon sixty (60) days’ prior written notice to Premas, and may decide to cease development of the COVID-19 Vaccine Candidate and terminate the License Agreement, The failure to produce the COVID-19 Vaccine Candidate or termination of the License Agreement could adversely affect our business, financial condition and results of operations. In addition, we have incurred and expect to incur significant expenses related to the acquisition. These expenses include, but are not limited to, the Common Stock Consideration (as defined in the MIPA), a cash consideration of $1.0 million, related contingent fees, legal fees and other related fees and expenses. Many of these expenses have been paid or will be payable by us regardless of our ability to successfully develop the COVID-19 Vaccine Candidate, and we will not be able to recover these expenses in the event that we fail to develop the COVID-19 Vaccine Candidate.

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

We have recorded a net loss attributable to common stockholders in most reporting periods since our inception. We had a net loss of $14,293,864 during the nine months ended September 30, 2020. Our accumulated deficit at September 30, 2020 was $133,876,994. On account of the unfavorable factors existing within our rapid, point-of-care screening and testing products business, we ceased the production and sale of our screening testing products. We are focusing on the development of the COVID-19 Vaccine Candidate in partnership with Premas and expect to incur additional operating losses for the foreseeable future. As part of our efforts to increase shareholder value, on November 11, 2020, we entered into the Merger Agreement with MYMD, pursuant to which Merger Sub will merge with and into MYMD, with MYM becoming our wholly owned subsidiary. For risks related to the Merger, please see risk factors set forth under the heading “—Risks Related to the Merger with MYMD” herein. However, there can be no assurance of success in reducing our loss, becoming profitable, or having sufficient cash to develop a COVID-19 Vaccine Candidate or to complete the consummation of the Merger.

*Our pursuit of the COVID-19 Vaccine Candidate is at an early stage. We have not previously tested our rapid response capability and may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.

In response to the COVID-19 pandemic, we are pursuing the rapid development of the COVID-19 Vaccine. Our development of the vaccine is in early stages, and we may be unable to produce a vaccine candidate against SARS-CoV-2, a coronavirus causing the COVID-19 pandemic in a timely manner, if at all. Additionally, our ability to develop an effective vaccine depends on the success of our rapid response capability, which we have not previously tested and which will need to be funded by third parties in order to enable us to have sufficient capacity to respond to a global health challenge. If the pandemic is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture the COVID-19 Vaccine, we may be unable to successfully generate revenue from the manufacturing of the COVID-19 Vaccine. We are also committing financial resources and personnel to the development of the COVID-19 Vaccine Candidate which may divert resources from other transactions, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective.

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

Specifically, the competitive landscape of potential COVID-19 vaccines and treatment therapies has been rapidly developing since the beginning of the COVID-19 pandemic, with several hundreds of companies claiming to be investigating possible candidates and approximately 3,900 studies registered worldwide as investigating COVID-19 (source: clinicaltrials.gov). Given the global footprint and the widespread media attention on the COVID-19 pandemic, there are efforts by public and private entities to develop a COVID-19 Vaccine Candidate as soon as possible, including large, multinational pharmaceutical companies such as AstraZeneca, GlaxoSmithKline, Johnson & Johnson, Moderna, Pfizer, and Sanofi, with vaccine candidates that are currently at more advanced stage of development than our vaccine candidate. For example, Pfizer announced in November 2020 that its vaccine candidate against SARS-CoV-2 has demonstrated evidence of efficacy against COVID-19 based on the first interim efficacy analysis of a Phase 3 clinical study. Those other entities may develop COVID-19 vaccines that are more effective than any vaccine we may develop, may develop a COVID-19 Vaccine Candidate that becomes the standard of care, may develop a COVID-19 Vaccine Candidate at a lower cost or earlier than we are able to jointly develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 Vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, able to fund and carry on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customer. In addition, based on the competitive landscape, multiple COVID-19 vaccines or therapeutics may be approved to be marketed. Should another party be successful in producing a more efficacious vaccine for COVID-19, such success could reduce the commercial opportunity for our COVID-19 Vaccine Candidate and could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possess. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

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

RISKS RELATED TO OUR PRODUCT DEVELOPMENT

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

In the United States, the FDA regulates pharmaceutical and biological products (including vaccines and vaccine candidates, such as the COVID-19 Vaccine Candidate currently in early stages of development) under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, as well as their respective implementing regulations. Such products and product candidates are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies in accordance with FDA’s GLPs and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials in the United States may begin;

●

performance of adequate and well-controlled human clinical trials in accordance with FDA’s IND regulations, good clinical practices, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

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

RISKS RELATED TO OUR CAPITAL REQUIREMENTS AND FINANCINGS

*We expect to require additional capital in the future in order to develop our vaccine candidate. If we do not obtain any such additional financing, it may be difficult to complete development of our vaccine candidate or effectively realize our long-term strategic goals and objectives.

Our current cash resources will not be sufficient to fund the development of the COVID-19 Vaccine Candidate through all of the required clinical trials to receive regulatory approval and commercialization. While we do not currently have an estimate of all of the costs that it will incur in the development of the COVID-19 Vaccine, we anticipate that it will need to raise significant additional funds in order to continue the development of our vaccine candidate during the next 12-months. In addition, we could also have increased capital needs in connection with the Merger or other acquisitions. If we cannot secure this additional funding when such funds are required, we may fail to develop a COVID-19 Vaccine Candidate or be forced to forego certain strategic opportunities.

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

Moreover, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

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

*If we sell shares of our common stock in future financings, including in the Private Placement, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current market price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. Pursuant to the Purchase Agreement, we agreed to sell in the Private Placement an aggregate of 9,765,933 Shares and the Investor Warrants to purchase an aggregate of up to 9,765,933 shares of Akers common stock, at an offering price of $1.85 per Share and the accompanying Investor Warrant. Our current stockholders may experience dilution due to the Private Placement. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible or exercisable into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

We do not anticipate paying cash dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

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

Sales by our stockholders of a substantial number of shares of our common stock in the public market could occur in the future. Pursuant to the Purchase Agreement, we are required to file a Registration Statement for the resale of 9,765,933 Shares and 9,765,933 shares of Akers common stock issuable upon exercise of the Warrants shortly after we file a proxy statement with the SEC in connection with the Merger. Following their registration and resale under the Registration Statement, such shares would become freely tradable. Sales by our stockholders of a substantial number or resales by the Purchasers of the Shares or Warrant Shares pursuant to the Registration Statement, or the perception in the market that the holders of a large number of shares of common stock may or intend to sell their shares, could reduce the market price of our common stock and make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

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

We may from time to time assess alternate ways to generate value for shareholders, including reviewing opportunities that may lead to acquisitions, dispositions, business combinations or other strategic transactions. Strategies we may employ include seeking new or expanding existing specialty market niches, expanding our presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. As a result, the makeup of our lines of business is subject to change. For example, as previously disclosed, in light of the unfavorable factors persistent in our rapid, point-of-care screening and testing product business and the progress we have made in our partnership with Premas, we conducted a strategic review of the screening and testing products business. Following such review, in early July 2020, we ceased the production and sale of our rapid, point-of-care screening and testing products. In connection with the discontinuation of our existing product line, we decided to close Thorofare Facility, which lease will terminate on December 13, 2020. Furthermore, on November 11, 2020, we entered into the Merger Agreement with MYMD. For risks related to the Merger, please see risks set forth under the heading “Risks Related to the Merger with MYMD” herein. However, there can be no assurance that our pursuit of such strategic alternatives will result in any transaction or other alternative.

To the extent we engage in other strategic transactions, the process may be time consuming and disruptive to our business operations and, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with evaluating and negotiating potential strategic alternatives. Furthermore, our ability to effectively integrate any future acquisitions or mergers will depend on, among other things, our ability to integrate businesses, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. If we are unable to successfully integrate the operations of any businesses that we may acquire in the future, our business, financial position, results of operations or cash flows could be adversely affected. There can be no assurance that any potential transaction, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock.

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

GENERIC RISK FACTORS

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

*We may be at risk of securities class action litigation.

We have been subject to a number of litigations, and we have entered into settlements of claims for significant monetary damages in connection with such litigations. We may also be subject to judgements or enter into additional settlements of claims for significant monetary damages. Defending against such litigations is or can be time-consuming, expensive and cause diversion of our management’s attention.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2020, other than those previously reported in a Current Report on Form 8-K .

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On November 11, 2020, the board of directors approved a special cash bonus of $150,000 to Christopher C. Schreiber, the Company’s Executive Chairman and President for his service in year-to-date 2020.

Item 6. Exhibits.

2.1§	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020)

2.2	Form of Voting Agreement, by and between Akers Biosciences, Inc. and the directors, officers and certain specified stockholders of MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020)

2.3	Form of Voting Agreement, by and between MYMD Pharmaceuticals, Inc. and the directors, officers and certain stockholders of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

3.1	Amended & Restated Certificate of Incorporation dated March 7, 2002 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation dated May 31, 2005 (incorporated herein by reference to Exhibit 3.2 to the Company’s Amendment to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 21, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation dated December 20, 2006 (incorporated herein by reference to Exhibit 3.3 to the Company’s Amendment to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 21, 2020).

3.4	Certificate of Amendment to Certificate of Incorporation dated June 2, 2008 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.5	Certificate of Amendment to Certificate of Incorporation dated January 22, 2013 (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.6	Certificate of Amendment to Certificate of Incorporation dated November 7, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2018).

3.7	Certificate of Amendment to Certificate of Incorporation dated November 15, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2019).

3.8	Certificate of Amendment to Certificate of Incorporation dated November 22, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2019).

3.9	Certificate of Amendment to the Certificate of Incorporation dated October 12, 2020 (incorporated herein by reference to Exhibit 3.13 to the Company’s Amendment to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 21, 2020).

3.10	Certificate of Designation of Series A Preferred Stock dated September 21, 2012. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.11	Certificate of Designation of Series B Convertible Preferred Stock dated December 19, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017).

3.12	Certificate of Designation of Series C Convertible Preferred Stock dated December 9, 2019 (incorporated herein by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2020).

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

3.14	Certificate of Designations of Series E Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

3.14

Amended and Restated Bylaws of Akers Biosciences, Inc. dated July 21, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

4.1	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

4.2	Rights Agreement dated as of September 9, 2020 between Akers Biosciences, Inc. and VStock Transfer, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.3	Form of Pre-Funded Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020)

4.4	Form of Investor Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020)

10.1 +	CFO Consulting Agreement, dated as of July 21, 2020, between Akers Biosciences, Inc. and Brio Financial Group (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2020).

10.2	Settlement Agreement and General, Release, dated as of August 3, 2020, by and among Akers Biosciences, Inc. and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2020).

10.3	Leak-Out and Support Agreement, dated as of August 3, 2020, by and among Akers Biosciences, Inc. and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2020).

10.4	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

10.5+	Akers Biosciences, Inc. 2018 Plan Amendment (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).

10.6	Form of Lock-Up/Leak-Out Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

10.7	The Secured Promissory Note, dated November 11, 2020, by and between Akers Biosciences, Inc. and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

10.8	Form of Securities Purchase Agreement, dated November 11, 2020, by and between Akers Biosciences, Inc. and purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

10.9	Form of Lock-Up and Support Agreement, dated November 11, 2020, by and between Akers Biosciences, Inc. and its stockholders named therein (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019)

31.1*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

+ Indicates a management contract or compensatory plan.

§ The schedules and exhibits to the Agreement and Plan of Merger and Reorganization have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: November 16, 2020	By:	/s/ Christopher C. Schreiber
	Name:	Christopher C. Schreiber
	Title:	Executive Chairman of the Board of Directors and Director
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Stuart Benson
	Name:	Stuart Benson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

