Form 10-K
period 2020-12-31
Akers Biosciences, Inc.
filed 2021-03-01
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-36268

Akers Biosciences, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1185 Avenue of the Americas 3rd Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, no par value	AKER	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, based on a closing price of $3.48 was $21,254,305.

As of February 26, 2021, the registrant had 16,652,829 shares of its common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report and the documents we have filed with the Securities and Exchange Commission (which we refer to herein as the “SEC”) that are incorporated by reference herein contain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,”, “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

Examples of forward-looking statements in this Annual Report and our other SEC filings include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity and capital expenditure requirements. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which in turn are based on currently available information and are subject to significant risks and uncertainties that could cause actual outcomes and results to differ materially. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, without limitation, the risks and uncertainties set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K, which discussions are incorporated herein by reference.

These risks and uncertainties include, but are not limited to:

●

the occurrence of any event, change or other circumstance that could give rise to the termination of that certain Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among the Company, XYZ Merger Sub Inc., a Florida corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and MYMD Pharmaceuticals, Inc., a privately-held Florida corporation (“MYMD”);

●	our stockholders failing to approve the share issuances for the merger contemplated by the Merger Agreement;

●	an increase in the amount of costs, fees, expenses, and other charges related to the Merger Agreement;

●	risks arising from the diversion of management’s attention away from our ongoing business operations due to the Merger contemplated by the Merger Agreement;

●	risks associated with our ability to identify and realize business opportunities following the merger contemplated by the Merger Agreement;

●	Our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Cystron Biotech, LLC (“Cystron”), including:

○ the timing of, and our ability to, obtain and maintain regulatory approvals for clinical trials of our vaccine candidate against SARS-CoV-2, a coronavirus currently causing a pandemic throughout the world (“COVID-19”);
○ the timing and results of our planned clinical trials for our COVID-19 vaccine candidate;
○ the amount of funds we require for our COVID-19 vaccine candidate; and
○ our ability to maintain our existing license with Premas Biotech PVT Ltd. (“Premas”).

●	our ability to develop a COVID-19 vaccine candidate in a timely manner or at all;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;
●	emerging competition and rapidly advancing technology in our industry;
●	our ability to obtain adequate financing in the future on reasonable terms, as and when needed;
●	challenges we may face in identifying, acquiring and operating new business opportunities;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	the outcome of litigation or other proceedings to which are subject as described in the “Legal Proceedings” section of this Annual Report on Form 10-K, or to we may become subject to in the future;
●	increased levels of competition;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	delisting of our common stock from the Nasdaq;
●	changes in the market acceptance of our products and services;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	our compliance with all laws, rules, and regulations applicable to our business and COVID-19 vaccine candidate;

●	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	the impact of the recent COVID-19 pandemic on our results of operations, business plan and the global economy; and
●	other risks, including those described in the “Risk Factors” section of this Annual Report on Form 10-K.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K and our other filings with the SEC are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report and the documents we have filed with the SEC.

PART I

Unless the context provides otherwise, all references in this Annual Report to “Akers”, the “Company”, “we”, “our” and “us” refer to Akers Biosciences, Inc.

Item 1. Business.

We were incorporated in 1989 in the state of New Jersey under the name “A.R.C. Enterprises, Inc,” which was changed to “Akers Research Corporation” on September 28, 1990 and “Akers Laboratories, Inc.” on February 24, 1996. Pursuant to the Amended and Restated Certificate of Incorporation filed on March 26, 2002, the corporation’s name was changed to “Akers Biosciences, Inc.”

We were historically a developer of rapid health information technologies. On March 23, 2020, we entered into that certain membership interest purchase agreement (the “Original MIPA” and, as subsequently amended by Amendment No, 1 on May 14, 2020, the “MIPA”) with the members of Cystron (the “Cystron Sellers”), pursuant to which we acquired 100% of the membership interests of Cystron (the “Cystron Membership Interests”). Cystron was incorporated on March 10, 2020 and is a party to a license agreement with Premas whereby Premas granted Cystron, among other things, an exclusive license with respect to Premas’ genetically engineered yeast (S. cerevisiae)-based vaccine platform, D-Crypt™, for the development of a vaccine against COVID-19 and other coronavirus infections. Since our entry into the MIPA, we have been primarily focused on the rapid development and manufacturing of a COVID-19 vaccine candidate (the “COVID-19 Vaccine Candidate”), in collaboration with Premas.

Proposed Merger

On November 11, 2020, we entered into the Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into MYMD, with MYMD being the surviving corporation and becoming a wholly owned subsidiary of the Company (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, in connection with the execution of the Merger Agreement, Akers agreed to advance a bridge loan of up to $3,000,000 to MYMD pursuant to a secured promissory note (the “Note”). Upon completion of the merger, the combined company is expected to be renamed MyMD Pharmaceuticals, Inc.

Pursuant to the Merger Agreement, upon the effectiveness of the Merger, (i) holders of outstanding shares of MYMD common stock (“ MYMD stockholders”) will be entitled to receive (x) the number of shares of Akers common stock equal to an exchange ratio as described in the Merger Agreement (the “Exchange Ratio”) per share of MYMD common stock they hold, prior to giving effect to the proposed reverse stock split discussed below, (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by Akers from the exercise of any options to purchase shares of MYMD common stock assumed by Akers upon closing of the merger prior to the second-year anniversary of the closing of the merger (the “Option Exercise Period”), such payment (the “Additional Consideration”) to occur not later than 30 days after the last day of the Option Exercise Period, up to the maximum amount of cash consideration that may be received by MYMD stockholders without affecting the intended tax consequences of the merger, and (z) potential milestone payments (“Milestone Shares”) of up to the number of shares of Akers common stock issued to MYMD stockholders at closing of the Merger (“Milestone Payments”) payable upon achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the merger (the “Milestone Period”); and (ii) each outstanding option to purchase MYMD common stock granted under the Second Amendment to Amended & Restated 2016 Stock Incentive Plan with an effective date of July 1, 2019, as established and maintained by MYMD (and, as amended and restated from time to time, the “MyMD Incentive Plan”) that has not previously been exercised prior to the closing of the Merger, whether or not vested, will be assumed by Akers subject to certain terms contained in the Merger Agreement, and become an option to purchase a number of shares of the Akers common stock equal to the number of shares of MYMD common stock underlying such option multiplied by the Exchange Ratio, which options to purchase MYMD common stock shall be amended to expire on the second-year anniversary of the closing of the Merger, and the exercise price for each share of Akers common stock underlying an assumed option to purchase MYMD common stock will be equal to the exercise price per share of the option to purchase MYMD common stock in effect immediately prior to the completion of the merger divided by the Exchange Ratio. Assuming the exercise in full of the outstanding pre-funded warrants to purchase 1,040,540 shares of our common stock (“Pre-Funded Warrants”) issued in connection with the private placement between Akers and certain institutional and accredited investors that closed on November 17, 2020 (the “Private Placement”) and the exercise in full of additional pre-funded warrants to purchase 932,432 shares of common stock issued certain investors in February 2021 upon cancellation of shares of common stock purchased in the Private Placement and including 9,979,664 shares of combined company common stock underlying options to purchase shares of MYMD common stock to be assumed at the closing of the Merger, (i) MYMD stockholders and optionholders will own approximately 80% of the equity of the combined company; and (ii) our current stockholders, holders of certain outstanding of our options and warrants (excluding shares issuable upon exercise of options and warrants having an exercise price in excess of $1.72, prior to giving effect to any such stock splits, combinations, reorganizations and the like with respect to the Akers common stock between the announcement of the Merger and the closing of the Merger) and holders of our outstanding restricted stock units (“RSUs”) immediately prior to the Merger will own approximately 20% of the equity of the combined company.

Pursuant to the Merger Agreement, on January 15, 2020, we and MYMD filed an initial Registration Statement on Form S-4 (Registration No. 333-252181) (together with the joint proxy and consent solicitation/prospectus included therein, the “S-4 Registration Statement”) describing the Merger and other related matters. Consummation of the Merger is conditioned upon, among other things, approval of the Merger by the stockholders of Akers (including (i) approval, for purposes of complying with Nasdaq Listing rule 5635(a), the issuance of shares of Akers common stock to MYMD stockholders and other parties in connection with the Merger, the Merger Agreement, and the transactions contemplated thereby or in connection therewith (the “Share Issuance Proposal”), (ii) approval of an amendment to the amended and restated certificate of incorporation of the combined company, which will be in effect at the effective time of the merger (the “A&R Charter”) to effect a reverse stock split, if applicable, at a reverse stock split ratio mutually agreed by the Company and MYMD and within the range approved by our stockholders immediately prior to the Effective Time (as defined in the Merger Agreement), which range shall be sufficient to cause the price of our common stock on the Nasdaq Capital Market following the reverse stock split and the Effective Time to be no less than $5.00 per share with respect to the issued and outstanding common stock of the combined company immediately following the merger (the “Reverse Stock Split Proposal”), and (iii) approval of the amended and restated certificate of incorporation of Akers which will be in effect upon consummation of the Merger (the “A&R Charter Proposal”), among others), approval of the Merger by the stockholders of MYMD, the continued listing of Akers’ common stock on The Nasdaq Capital Market after the Merger and satisfaction of a minimum cash threshold by Akers. In addition, the Merger Agreement requires that MYMD consummate the purchase of substantially all of the assets and certain liabilities of Supera Pharmaceuticals, Inc., a Florida corporation (“Supera”) pursuant to an Asset Purchase Agreement pursuant to which MYMD agreed to acquire from Supera, immediately prior to the completion of the Merger, substantially all of its assets (the “Supera Purchase”). After closing of the Merger, the operations of MYMD’s business will comprise substantially all of the combined company’s operations. There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the potential benefits that we expect to obtain from the Merger. Furthermore, the intended benefits of the Merger may not be realized.

Coronavirus and COVID-19 Pandemic

In December 2019, SARS-CoV-2 was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization (“WHO”) declared the global outbreak of COVID-19, the disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, China, and India, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. According to the WHO situation report, dated as of February 16, 2021, approximately 108.2 million cases were reported globally and 2.4 million of these were deadly, making the development of effective vaccines to prevent this disease a major global priority. Multiple vaccine candidates against SARS-CoV-2 are under development, and in December 2020, certain large, multinational pharmaceutical companies were granted authorizations for emergency use by the FDA. Widespread distribution of the currently-available vaccines has begun pursuant to Operation Warp Speed, a partnership among components of the U.S. Department of Health and Human Services, the Centers for Disease Control and Prevention, the National Institutes of Health, the Biomedical Advanced Research and Development Authority, and the Department of Defense, as well as certain private firms and other federal agencies. The treatments for COVID-19, including symptomatic and supportive therapies, among other things, continue to be updated on a rolling basis by healthcare authorities and agencies.

Impact of the COVID-19 Pandemic on Our Business

The ultimate impact of the global COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to future developments. These include but are not limited to the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or our board of directors or management, may determine are needed. We do not yet know the full extent of potential delays or impacts on our business, our vaccine development efforts, healthcare systems or the global economy as a whole. However, the effects are likely to have a material impact on our operations, liquidity and capital resources, and we will continue to monitor the COVID-19 situation closely.

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

Coronavirus Vaccine Development

We have partnered with Premas on the development of the COVID-19 Vaccine Candidate as we seek to advance such candidate through the regulatory process, both with the U.S. Food and Drug Administration (“FDA”) and the office of the drug controller in India. Premas is primarily responsible for the development of the COVID-19 Vaccine Candidate through proof of concept and is entitled to receive milestone payments upon achievement of certain development milestones through proof of concept.

Premas’ D-Crypt platform has been developed to express proteins that are difficult to clone, express and manufacture and are a key component in vaccine development. Premas has identified three major structural proteins of SARS-CoV-2 as antigens for potential vaccine candidates for COVID-19: spike protein or S protein, envelope protein or E protein, and membrane protein or M protein. In April 2020, Premas used its D-Crypt platform to recombinantly express all three of such antigens, which we considered a significant milestone for development of a triple antigen vaccine. We believe including a combination of all three antigens will provide advantages against the likelihood of protein mutation, in which case a single-protein vaccine can be rendered non-efficacious, and therefore, enhance efficacy of our vaccine candidates. We believe the D-Crypt provides us advantages in vaccine production and manufacturing, as the technology platform is highly scalable with a robust process, which we expect will ultimately result in significant cost savings compared to other similar vaccine platforms. Based on genetically engineered baker’s yeast S. cerevisiae, the platform is highly scalable into commercial production quantities and has been previously utilized for the production of multiple human and animal health vaccines candidates during its 10-year development track record. Yeast has a large endoplasmic reticulum, or (“ER”), which is a desirable attribute for expressing membrane protein. In complex cells, ER is where the protein is formed. The larger the surface, the more membrane protein that can attach to the ER inside the cell. Yeast is also generally believed to be easily manipulated and allow for results to be gathered quickly. Yeast multiplies faster than mammalian cells and is cheaper to work with than mammalian systems, which are much more complex and slower to grow comparatively. Yeast has received “Generally Recommended as Safe” status from the FDA.

As of May 14, 2020, Premas successfully completed its vaccine prototype and obtained transmission electron microscopic (“TEM”) images of the recombinant virus like particle (“VLP”) assembled in yeast. A manufacturing protocol has also been established and large-scale production studies have been initiated for our COVID-19 Vaccine Candidate. Though the prototype is complete, the COVID-19 Vaccine Candidate is still in early stages of development, and, accordingly, must undergo pre-clinical testing and all phases of clinical trials before we can submit a marketing application (in this case, a Biologics License Application, or “BLA”) to the FDA. The BLA must be approved by the FDA before any biological product, including vaccines, may be lawfully marketed in the United States. We believe the most pivotal, yet difficult, stage in our anticipated development of the contemplated COVID-19 Vaccine Candidate is the requisite conduct of extensive clinical trials to demonstrate the safety and efficacy of our COVID-19 Vaccine Candidate. Additionally, after we complete the necessary pre-clinical testing, but before we may begin any clinical studies in the United States, we must submit an Investigational New Drug (“IND”) application to the FDA, as this is required before any clinical studies may be conducted in the United States. In some cases, clinical studies may be conducted in other countries; however, the FDA may not accept data from foreign clinical studies in connection with a BLA (or other marketing application) submission.

In July 2020, animal studies for our COVID-19 Vaccine Candidate were initiated in India. In addition, we announced that Premas has successfully completed the manufacturing process for the VLP vaccine candidate. On August 27, 2020, we announced with Premas positive proof of concept results from the animal studies conducted during a four-week test of the COVID-19 Vaccine Candidate in mice. The test had two primary endpoints, safety and immune responses, both of which were met. The study consisted of 50 mice, divided into 10 cohorts dosed with 5, 10 and 20 micrograms of the COVID-19 Vaccine Candidate. The COVID-19 Vaccine Candidate was generally well tolerated and safe at all doses, with no adverse events reported. The COVID-19 Vaccine Candidate was safe even at higher doses and generated a robust immune response against the three SARS-Cov2 antigens, S, E, and M. The COVID-19 Vaccine Candidate elicited neutralizing antibody titers levels in all the dose cohorts starting from 5 microgram to 20 microgram dose regimens. After three doses in mice, all the groups’ cohorts showed binding antibody levels similar to convalescent patients’ levels. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed in a timely manner, if at all. Failures in connection with one or more clinical trials can occur at any stage of testing.

Premas owns, and has exclusively licensed rights to us to, two provisional Indian patent applications filed in January and March 2020. The scope of these Indian provisional patent applications is directed, respectively, to (i) a platform for the expression of difficult to express proteins (“DTE-Ps”), which might provide coverage for a method of making the to-be-developed vaccine; and (ii) an expression platform for SARS-CoV-2-like virus proteins, methods relevant thereto, and a relevant vaccine. If non-provisional patent rights are pursued claiming priority to each of these two provisional applications, any resulting patent rights that issue might not expire until approximately January 20, 2041 and March 4, 2041, if all annuities and maintenance fees are timely paid. The expiration dates may be extendable beyond these dates depending on the jurisdiction and the vaccine development process. As we do not own the patents or patent applications that we license, we may need to rely upon Premas to properly prosecute and maintain those patent applications and prevent infringement of those patents.

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

Specifically, the competitive landscape of potential COVID-19 vaccines and treatment therapies has been rapidly developing since the beginning of the COVID-19 pandemic, with several hundreds of companies claiming to be investigating possible candidates and approximately 4,800 studies registered worldwide as investigating COVID-19 (source: clinicaltrials.gov). Given the global footprint and the widespread media attention on the COVID-19 pandemic, there are efforts by public and private entities to develop a COVID-19 vaccine as soon as possible, including large, multinational pharmaceutical companies such as AstraZeneca, GlaxoSmithKline, Johnson & Johnson, Moderna, Pfizer, and Sanofi. In December 2020, the FDA issued emergency use authorizations for vaccines developed by certain of these large, multinational pharmaceutical companies and it is possible that additional vaccines developed by such large, multinational pharmaceutical companies may receive further approvals and authorizations in the near term. Those other entities have vaccine candidates that are currently at a more advanced stage of development than our COVID-19 Vaccine Candidate and may develop COVID-19 vaccines that are more effective than any vaccine we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to jointly develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, are able to fund and carry on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customers. In addition, based on the competitive landscape, additional COVID-19 vaccines or therapeutics may continue be approved to be marketed. Should another party be successful in producing a more efficacious vaccine for COVID-19, such success could reduce the commercial opportunity for our COVID-19 Vaccine Candidate and could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have the commercial or clinical advantage over competitors’ products that we believe we currently possess. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

Acquisition and License Agreements

On March 23, 2020, we acquired Cystron pursuant to the MIPA. As consideration for the Cystron Membership Interests, we delivered to the Cystron Sellers: (1) that number of newly issued shares of our common stock equal to 19.9% of the issued and outstanding shares of our common stock and pre-funded warrants as of the date of the MIPA, but, to the extent that the issuance of our common stock would have resulted in any Seller owning in excess of 4.9% of our outstanding common stock, then, at such Seller’s election, such Seller received “common stock equivalent” preferred shares with a customary 4.9% blocker (with such common stock and preferred stock collectively referred to as “Common Stock Consideration”), and (2) $1,000,000 in cash. On March 24, 2020, we paid $1,000,000 to the Cystron Sellers and delivered 411,403 shares of common stock and 211,353 shares of Series D Convertible Preferred Stock with a customary 4.9% blocker, with an aggregate fair market value of $1,233,057.

Additionally, we are required to (A) make an initial payment to the Cystron Sellers of up to $1,000,000 upon its receipt of cumulative gross proceeds from the consummation of an initial equity offering after the date of the MIPA of $8,000,000, and (B) pay to the Cystron Sellers an amount in cash equal to 10% of the gross proceeds in excess of $8,000,000 raised from future equity offerings after the date of the MIPA until the Cystron Sellers have received an aggregate additional cash consideration equal to $10,000,000 (collectively, the “Equity Offering Payments”). On May 14, 2020, we entered into an Amendment No. 1 to the MIPA with the Cystron Sellers, which provided that any Equity Offering Payments in respect of an equity offering that is consummated prior to September 23, 2020, shall be accrued, but shall not be due and payable until September 24, 2020. The other provisions of the MIPA remained unmodified and in full force and effect. Upon the achievement of certain milestones, including the completion of a Phase 2 study for a COVID-19 Vaccine Candidate that meets its primary endpoints, the Cystron Sellers are entitled to receive an additional 750,000 shares of our common stock or, in the event we are unable to obtain stockholder approval for the issuance of such shares, 750,000 shares of non-voting preferred stock that are valued following the achievement of such milestones and shall bear a 10% annual dividend (the “Cystron Milestone Shares”). At the 2020 annual meeting of our stockholders, held on August 27, 2020, pursuant to Nasdaq listing rule 5635(a), our stockholders approved of the issuance of Common Stock Consideration (as defined in the MIPA) and the potential future issuance of Cystron Milestone Shares in excess of 20% of our common stock outstanding prior to the closing of the Cystron acquisition.

Pursuant to the MIPA, the Company shall make contingent payments for the achievement of certain development and commercial milestones as follows; (i) $250,000 upon the dosing of the first patient in a Phase I Clinical Trial, (ii) $500,000 upon the dosing of the first patient in a Phase II Clinical Trial, (iii) $5,000,000 upon the dosing of the first patient in a Phase III Clinical Trial, and (iv) $15,000,000 upon approval by the FDA of the NDA for the COVID-19 vaccine.

Pursuant to the Original MIPA, upon our consummation of the registered direct equity offering closed on April 8, 2020, we paid the Cystron Sellers $250,000 on April 20, 2020 (the “April Payment”). On April 30, 2020, Premas, one of the Cystron Sellers, returned to us $83,334, representing their portion of the $250,000 amount paid to the Cystron Sellers on April 20, 2020. Premas advised us that these funds were returned temporarily for Premas to meet certain regulatory requirements in India. We recorded liabilities of $892,500 (the “May Payment”) and $684,790 (the “August Payment”) to the Cystron Sellers upon the consummation of the registered direct equity offerings that closed on May 18, 2020 and August 13, 2020, respectively. These funds (including funds of $299,074 representing Premas’ portion of the cash purchase price and $83,334 representing Premas’ portion of the April Payment temporarily returned to us in April 2020) due the sellers under the MIPA were disbursed on September 25, 2020. On October 13, 2020, Premas returned $908,117 representing Premas’ portion of the initial cash component for the purchase of Cystron and Premas’ portion of the April Payment, May Payment and August Payment under the MIPA. Premas is working with the Reserve Bank of India to comply with regulations related to its ownership in a foreign entity and its ability to receive funds for the sale of that entity. The Company believes that (i) Premas will be successful in its efforts to resolve such regulatory matters with the Reserve Bank of India, (ii) the Company will disburse the amounts due to Premas under the MIPA, and (iii) the Company maintains a 100% membership interest in Cystron.

Upon the consummation of the Private Placement, the Company paid $1,204,525 of the proceeds from the Private Placement to three of the four former members of Cystron and recorded a liability of $602,172 to the fourth former member of Cystron pursuant to the MIPA.

We shall also make quarterly royalty payments to the Cystron Sellers equal to 5% of the net sales of a COVID-19 vaccine or combination product by us for a period of five (5) years following the first commercial sale of the COVID-19 vaccine; provided, that such payment shall be reduced to 3% for any net sales of the COVID-19 vaccine above $500 million.

In addition, the Cystron Sellers shall be entitled to receive 12.5% of the transaction value, as defined in the MIPA, of any change of control transaction, as defined in the MIPA, that occurs prior to the fifth (5th) anniversary of the closing date of the MIPA, provided that we are still developing the COVID-19 Vaccine Candidate at that time. Following the consummation of any change of control transaction, the Cystron Sellers shall not be entitled to any payments as described above under the MIPA.

Support Agreement

On March 23, 2020, as an inducement to enter into the MIPA, and as one of the conditions to the consummation of the transactions contemplated by the MIPA, the Cystron Sellers entered into a shareholder voting agreement with us, pursuant to which each Cystron Seller agreed to vote their shares of our common stock or preferred stock in favor of each matter proposed and recommended for approval by our management at every meeting of the stockholders and on any action or approval by written consent of the stockholders.

Registration Rights Agreement

To induce the Cystron Sellers to enter into the MIPA, on March 23, 2020, we entered into a registration rights agreement with the Cystron Sellers, pursuant to which we filed with the SEC a Registration Statement on Form S-3, as amended, covering resale of the Common Stock Consideration, which was declared effective on June 12, 2020. We also agreed to subsequently register Cystron Milestone Shares, if such securities are issued in the future.

License Agreement

Cystron is a party to the License Agreement with Premas. As a condition to our entry into the MIPA, Cystron amended and restated the Initial License Agreement on March 19, 2020. Pursuant to the License Agreement, Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections.

Upon the achievement of certain developmental milestones by Cystron, Cystron shall pay to Premas a total of up to $2,000,000. On April 16, 2020, we paid Premas $500,000 for the achievement of the first two development milestones. On May 18, 2020, we paid Premas $500,000 for the achievement of the third development milestone. On July 7, 2020, we agreed with Premas that the fourth milestone under the License Agreement had been satisfied. Due to the achievement of this milestone on July 7, 2020, Premas was paid $1,000,000 on August 4, 2020.

Intellectual Property

We have exclusive rights in-licensed from Premas (as discussed above) to certain know-how and two provisional Indian patent applications filed in January and March 2020. The following table summarizes the two provisional Indian patent applications.

Description	Jurisdiction	Application No.	Expiration Date
Platform for the expression of difficult to express proteins (DTE-Ps)	India	202011002479	If a nonprovisional application is filed within one year of the provisional application, any resulting patent would expire on January 20, 2041.
Expression platform for SARS-Co-V-like virus proteins, methods relevant thereto, and relevant vaccine	India	202011009383	If a nonprovisional application is filed within one year of the provisional application, any resulting patent would expire on March 4, 2041.

As we do not own the patent applications that we in-license, we may need to rely upon Premas to properly prosecute and maintain those and additional related patent applications, and to prevent infringement of any resulting patents.

We have two U.S. registered trademarks for “Akers Bio.”

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

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service Act (“PHSA”), and their respective implementing regulations. Products are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to FDA’s Good Laboratory Practices (“GLPs”), and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an IND which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of nonclinical testing and clinical trials;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with current Good Manufacturing Practices (“cGMPs”), to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or licensure, of the BLA.

Before testing any biological vaccine candidate in humans, the vaccine candidate enters the pre-clinical testing stage. Pre-clinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the vaccine candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations composing the Good Clinical Practice (“GCP”) requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, (“IRB”), at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, seeing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product.

Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescription, or dispensation in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (“HHS”), for instance the Office of Inspector General, the U.S. Department of Justice, or (“DOJ”), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of the federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health or “HITECH” Act, and similar state laws, each as amended.

The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

Additionally, the intent standard under the AKS was amended by the Affordable Care Act (“ACA”) to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or (“FCA”), as discussed below.

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

HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the HITECH Act, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Additionally, the federal Physician Payment Sunshine Act of 2010 (“PPSA”) under the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures”. Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

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

Employees

We currently employ four (4) full-time equivalent employees, contractors or consultants, all in general and administrative. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and the other information and documents we file with the SEC. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly, or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.

Risks Related to the Proposed Merger

● The ongoing COVID-19 pandemic may pose risks and could harm business and results of operations for us and the combined company following the completion of the Merger.

● There is no assurance when or if the Merger will be complete. Any delay in completing the Merger may substantially reduce the potential benefits that we expect to obtain from the Merger. Furthermore, the intended benefits of the Merger may not be realized.

● The issuance of shares of our common stock to MYMD stockholders in the Merger will substantially dilute the voting power of current Akers stockholders. Having a minority share position will reduce the influence that current stockholders have on the management of the combined company.

● The issuance, or expected issuance, of our common stock in connection with the Merger, including the Milestone Shares, could decrease the market price of our common stock.

● Because the lack of a public market for MYMD common stock makes it difficult to evaluate the fairness of the Merger, MYMD stockholders may receive consideration in the Merger that is greater than or less than the fair market value of MYMD common stock.

● Our directors and officers may have interests in the Merger that are different from, or in addition to, those of our stockholders generally that may influence them to support or approve the Merger.

● If the Merger is completed, MYMD executive officers and MYMD appointees to the combined company’s board of directors will have the ability to significantly influence the combined company’s management and business affairs, as well as matters submitted to the combined company’s board of directors or stockholders for approval, especially if they decide to act together with the current MYMD stockholders.

● The announcement and pendency of the Merger could have an adverse effect on our business, financial condition, results of operations or business prospects.

● During the pendency of the Merger, we may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Merger Agreement.

● Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

● The Exchange Ratio is not adjustable based on the market price of our common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

● We are expected to incur substantial expenses related to the Merger.

● Failure to complete the Merger could negatively affect the value of our common stock and our future business and financial results.

● The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes or other causes.

● We may become involved in additional securities litigation or stockholder derivate litigation in connection with the Merger, and this could divert the attention of our management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

● The reverse stock split may not increase the combined company’s stock price over the long term.

● The reverse stock split would have the effect of increasing the amount of common stock that the combined company is authorized to issue without further approval by the combined company’s stockholders.

● The reverse stock split may decrease the liquidity of our common stock and lead to a decrease in overall market capitalization of the combined company.

Risks Related to Our Business Prior to Consummation of the Merger

● We have a history of operating losses and we cannot guarantee that we can ever achieve sustained profitability.

● We may fail to realize the anticipated benefits related to our acquisition of Cystron and those benefits may take longer to realize than expected.

● Our pursuit of the COVID-19 Vaccine Candidate is at an early stage. We have not previously tested our rapid response capability and may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.

● We operate in a highly competitive industry.

● Our business may be materially adversely affected by the COVID-19 pandemic.

● With regard to our COVID-19 Vaccine Candidate, we must conduct pre-clinical testing, prepare and submit an IND to the FDA, and conduct all phases of clinical studies (which may include postmarket or “Phase 4” studies), which will likely take several years and substantial expenses to complete, before we can submit an application for marketing approval to the FDA, and there is no guarantee that we will complete such clinical development in a timely manner or at all or that our BLA will be approved, if submitted.

● We may be unable to advance the COVID-19 Vaccine Candidate successfully through the pre-clinical and clinical development process.

● Governmental involvement may limit the commercial success of the COVID-19 Vaccine Candidate.

● Even if we are able to commercialize our prospective or future product candidates, the products may not receive coverage or adequate reimbursement from third-party payors in the United States or in other countries in which we seek to commercialize such products, which could harm our business.

● We expect to require additional capital in the future in order to develop the COVID-19 Vaccine Candidate. If we do not obtain any such additional financing, it may be difficult to complete development of the COVID-19 Vaccine Candidate or effectively realize our long-term strategic goals and objectives.

● Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock. The delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

In addition, we face other business, financial, operational and legal risks and uncertainties set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Risks Related to the Proposed Merger

The ongoing COVID-19 pandemic may pose risks and could harm business and results of operations for each of Akers, MYMD, and the combined company following the completion of the merger.

The global outbreak of COVID-19 has resulted in, and is likely to continue to result in, substantial disruptions to markets and economies around the world, including the United States.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our businesses, or the business of MYMD, and the combined company following the completion of the Merger, and there is no guarantee that our efforts, or the efforts of MYMD, and the combined company following the completion of the Merger to address the adverse impacts of the COVID-19 pandemic will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, continued travel restrictions, social distancing requirements, and government mandates, among others.

COVID-19 poses a material risk to the business, financial condition and results of operations of both us and MYMD, and potentially could create risks for the combined company following the completion of the merger, including:

●	potential delays or impacts on business operations, product candidate development efforts, healthcare systems or the global economy as a whole;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls; and
●	increasing or protracted volatility in the price of our common stock.

These factors, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect the value of the merger consideration or could delay or prevent the completion of the Merger and the related transactions. If we are, or MYMD is, unable to recover from a business disruption on a timely basis, the Merger and the combined company’s business and financial conditions and results of operations following the completion of the Merger could be adversely affected. The Merger may also be delayed and adversely affected by the COVID-19 pandemic and become more costly. Each of Akers, MYMD, and the combined company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect each of their financial condition and results of operations.

There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the potential benefits that we expect to obtain from the Merger.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, as set forth in the Merger Agreement, including the approval by our stockholders, approval by Nasdaq of our application for the initial listing of our common stock to be issued in connection with the Merger, and other customary closing conditions. There can be no assurance that we and MYMD will be able to satisfy the closing conditions or that closing conditions beyond our or MYMD’s control will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or may not be completed within the expected timeframe, and we may materially and adversely lose some or all of the potential benefits that we expect to achieve as a result of the Merger and could result in additional transaction costs or other effects associated with uncertainty about the Merger. In addition, pursuant to the Merger Agreement, we may extend the originally scheduled End Date (defined in the Merger Agreement as April 15, 2021) to a later date, but we will have to make additional loans to MYMD or purchase MYMD common stock for such extensions. Moreover, we have incurred and expect to continue to incur significant expenses related to the Merger, such as legal and accounting fees, some of which must be paid even if the Merger is not completed.

We and MYMD can agree at any time to terminate the Merger Agreement, even if our stockholders and/or MYMD’s securityholders have already adopted the Merger Agreement and thereby approved the Merger and the other transactions contemplated by the Merger Agreement. We and MYMD can also terminate the Merger Agreement under other specified circumstances.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, we may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided in the Merger. In such circumstances, our board of directors may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the Merger Agreement.

The issuance of shares of our common stock to MYMD stockholders in the Merger will substantially dilute the voting power of our current stockholders. Having a minority share position will reduce the influence that current stockholders have on our management.

Pursuant to the Merger Agreement, upon the effectiveness of the Merger, (i) (“ MYMD stockholders”) will be entitled to receive (x) the number of shares of Akers common stock equal to Exchange Ratio per share of MYMD common stock they hold, prior to giving effect to the proposed reverse stock split discussed below, (y) an amount in cash, on a pro rata basis, equal to the Additional Consideration, such payment to occur not later than 30 days after the last day of the Option Exercise Period, up to the maximum amount of cash consideration that may be received by MYMD stockholders without affecting the intended tax consequences of the merger, and (z) potential Milestone Shares payable upon achievement of certain market capitalization milestone events during the Milestone Period; and (ii) each outstanding option to purchase MYMD common stock granted under the MyMD Incentive Plan that has not previously been exercised prior to the closing of the Merger, whether or not vested, will be assumed by Akers subject to certain terms contained in the Merger Agreement, and become an option to purchase a number of shares of Akers common stock equal to the number of shares of MYMD common stock underlying such option multiplied by the Exchange Ratio, which options to purchase MYMD common stock shall be amended to expire on the second-year anniversary of the closing of the Merger, and the exercise price for each share of Akers common stock underlying an assumed option to purchase MYMD common stock will be equal to the exercise price per share of the option to purchase MYMD common stock in effect immediately prior to the completion of the Merger divided by the Exchange Ratio. Assuming the exercise in full of the outstanding Pre-Funded Warrants issued in connection with the Private Placement and including 9,979,664 shares of combined company common stock underlying options to purchase shares of MYMD common stock to be assumed at the closing of the Merger, (i) MYMD stockholders and optionholders will own approximately 80% of the equity of the combined company; and (ii) our current stockholders, holders of certain outstanding of our options and warrants (excluding shares issuable upon exercise of options and warrants having an exercise price in excess of $1.72, prior to giving effect to any such stock splits, combinations, reorganizations and the like with respect to the Akers common stock between the announcement of the Merger and the closing of the Merger) and holders of our outstanding RSUs immediately prior to the Merger will own approximately 20% of the equity of the combined company. Accordingly, the issuance of the shares of Akers common stock to MYMD stockholders in the Merger will significantly reduce the ownership stake and relative voting power of each share of Akers common stock held by current Akers stockholders. Consequently, following the Merger, the ability of our current stockholders to influence the management of the combined company will be substantially reduced.

Moreover, under the terms of the Merger Agreement, we agreed to pay Milestone Payments, payable in shares of Akers common stock to MYMD stockholders upon the achievement of certain market capitalization milestone events during the Milestone Period, up to the number of shares of Akers common stock issuable to the MYMD stockholders upon the closing of the Merger. In the event that such milestone events are achieved and Milestone Payments are made, our current stockholders will experience further reduction in relative voting power.

The issuance, or expected issuance, of our common stock in connection with the Merger could decrease the market price of our common stock.

In connection with the Merger and as part of the merger consideration, we expect to issue shares of our common stock to MYMD stockholders. The anticipated issuance of our common stock in the Merger may result in fluctuations in the market price of our common stock, including a stock price decrease. In addition, issuance of the milestone shares, if any applicable milestone is achieved, and the perception in the market that the holders of a large number of shares of our common stock may intend to sell shares could reduce the market price of our common stock.

The intended benefits of the Merger may not be realized.

The Merger poses risks for our ongoing operations, including, among others:

●	that senior management’s attention may be diverted from the management of our current operations and development of the COVID-19 Vaccine Candidate;
●	costs and expenses associated with any undisclosed or potential liabilities; and
●	unforeseen difficulties may arise in integrating MYMD’s and Akers’ business in the combined company.

As a result of the foregoing, the combined company may be unable to realize the full strategic and financial benefits currently anticipated from the Merger, and we cannot assure you that the Merger will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Merger, the market price of our common stock could decline to the extent that the market price reflects those benefits. Our stockholders will have experienced substantial dilution of their ownership interests in the Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Because the lack of a public market for MYMD common stock makes it difficult to evaluate the fairness of the Merger, MYMD stockholders may receive consideration in the Merger that is greater than or less than the fair market value of MYMD common stock.

The outstanding common stock of MYMD is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of MYMD shares. Since the percentages of Akers common stock to be issued to MYMD stockholders was determined based on negotiations between the parties, it is possible that the value of Akers common stock to be issued in connection with the Merger will be greater than the fair market value of MYMD shares. Alternatively, it is possible that the value of the shares of Akers common stock to be issued in connection with the Merger will be less than the fair market value of MYMD shares.

Our directors and officers may have interests in the Merger that are different from, or in addition to, those of our stockholders generally that may influence them to support or approve the Merger.

Our officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. Effective upon the closing of the Merger, Christopher Schreiber, current President and Chief Executive Officer of Akers, is expected to serve as an executive officer of the Supera line of business. It is expected that four of the current directors of Akers, Messrs. Schreiber, Silverman, White and Schroeder, are to be appointed as directors of the combined company after the completion of the Merger and will receive cash and equity compensation in consideration for such service. The outstanding unvested RSUs held by our current executive officers and directors will vest in connection with the Merger. In addition, our directors and executive officers also have certain rights to indemnification or to directors’ and officers’ liability insurance that will survive the completion of the Merger. These interests may have influenced our directors and executive officers to support or recommend the proposals that will be presented to our stockholders.

If the Merger is completed, MYMD executive officers and MYMD appointees to the combined company’s board of directors will have the ability to significantly influence the combined company’s management and business affairs, as well as matters submitted to the combined company’s board of directors or stockholders for approval, especially if they decide to act together with the current MYMD stockholders.

Upon completion of the merger, the former MYMD stockholders will own approximately 80% of the combined company on a partially diluted basis, excluding the effect of warrants issued in the Private Placement. If the Merger is completed, the combined company is expected to be led by MYMD executive officers. Furthermore, the combined company’s anticipated board of directors will consist of seven members, three of which will be appointed by MYMD pursuant to the terms of the Merger Agreement. As a result, such persons, if they choose to act together, will have the ability to significantly influence the combined company’s management and business affairs, as well as matters submitted to the combined company’s board of directors or stockholders for approval.

The announcement and pendency of the Merger could have an adverse effect on our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Merger could disrupt Akers’ businesses in the following ways, among others:

●	Our current and prospective employees could experience uncertainty about their future roles within the combined company, and this uncertainty might adversely affect our ability to retain, recruit and motivate key personnel;
●	the attention of our management may be directed towards the completion of the Merger and other transaction-related considerations and may be diverted from the day-to-day business operations of the Company, and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Akers;
●	customers, prospective customers, suppliers, collaborators and other third parties with business relationships with Akers may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with Akers as a result of the Merger, whether pursuant to the terms of their existing agreements with Akers; and
●	the market price of Akers’ common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.

Should they occur, any of these matters could adversely affect our businesses of, or harm our financial condition, results of operations or business prospects.

During the pendency of the Merger, we may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede our ability to make dispositions or acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger, other than the Supera Purchase, potential spin-off of all or a portion of our assets prior to the consummation of the Merger, and certain permitted financings as set forth in the Merger Agreement. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, we are prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition, a tender offer, a merger or other business combination outside the ordinary course of business. These restrictions may prevent us from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to our business or executing certain of our business strategies prior to the completion of the Merger, which could be favorable to our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances if our board of directors determines in good faith, after consultation with its independent financial advisor and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of our board of directors. In the event that our board of directors withdraws or modifies its recommendation for the Share Issuance Proposal based on such superior competing proposal, MYMD may terminate the Merger Agreement.

The rights of MYMD stockholders who become Akers stockholders in the Merger and Akers stockholders following the merger will be governed by the A&R Charter and the Akers Bylaws.

Upon consummation of the Merger, outstanding shares of MYMD common stock will be converted into the right to receive shares of Akers common stock. MYMD stockholders who receive shares of Akers common stock in the merger will become Akers stockholders. As a result, MYMD stockholders who become stockholders in Akers will be governed by Akers’ organizational documents and bylaws, rather than being governed by MYMD’s organizational documents and bylaws. Pursuant to the Merger Agreement, the Akers Charter will be amended and restated, subject to Akers stockholders’ approval of the A&R Charter Proposal, immediately prior to the Effective Time.

The Exchange Ratio is not adjustable based on the market price of our common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the Exchange Ratio formula for the MYMD common stock, and the Exchange Ratio (as defined in the Merger Agreement) is only adjustable upward or downward to reflect our and MYMD’s equity capitalization as of immediately prior to the Effective Time. Any changes in the market price of common stock before the completion of the Merger will not affect the number of shares MYMD securityholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of our common stock declines from the market price on the date of the Merger Agreement, then MYMD securityholders could receive merger consideration with substantially lower value. Similarly, if before the completion of the merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then MYMD securityholders could receive merger consideration with substantially more value for their shares of MYMD common stock than the parties had negotiated for in the establishment of the Exchange Ratio. In addition, the Exchange Ratio (as defined in the Merger Agreement) does not reflect the potential issuance of the Milestone Shares upon the achievement of certain market capitalization milestone events.

If the merger does not qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, or is otherwise taxable to United States MYMD stockholders, then such holders may be required to pay United States federal income taxes.

For United States federal income tax purposes, the Merger is intended to constitute a reorganization within the meaning of Section 368(a) of the Code. If the Internal Revenue Service (the “IRS”) or a court determines that the Merger should not be treated as a reorganization, a holder of MYMD common stock would recognize taxable gain or loss upon the exchange of MYMD common stock for our common stock pursuant to the Merger Agreement.

We are expected to incur substantial expenses related to the Merger.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Merger, as well as operating as a public company. We will incur significant fees and expenses relating to legal, accounting, financial advisory and other transaction fees and costs associated with the merger. Actual transaction costs may substantially exceed our estimates and may have an adverse effect on the combined company’s financial condition and operating results.

Failure to complete the Merger could negatively affect the value of our common stock and our future business and financial results.

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

If the Merger is not completed, these risks could materially affect the market price of our common stock and our business and financial results (including the cessation of our operations).

The Merger is expected to result in a limitation on the combined company’s ability to utilize its net operating loss carryforward.

Under Section 382 of the Code, use of our net operating loss carryforwards (“NOLs”) will be limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. At December 31, 2020, we had approximately $100,615,000 of operating loss carryforwards for federal and approximately $7,548,000 for New Jersey state tax purposes that may be applied against future taxable income. We will experience an ownership change as a result of the Merger and therefore our ability to utilize our NOLs and certain credit carryforwards remaining at the Effective Time will be limited. The limitation will be determined by the fair market value of our common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger will impose a limitation on our NOLs. Limitations imposed on our ability to utilize NOLs could cause United States federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs.

The opinion received by our board of directors from Gemini Valuation Services (“GVS”) has not been, and is not expected to be, updated to reflect changes in circumstances that may have occurred since the date of the opinion.

At a board of directors meeting held on November 11, 2020, our financial advisor, GVS, rendered its opinion as to the fairness, from a financial point of view, of the contribution made and consideration received by the holders of our common stock pursuant to the Merger Agreement and rendered its oral opinion to our board of directors (which was subsequently confirmed in writing as of November 11, 2020) that, as of the date of such opinion and subject to the various assumptions made, procedures followed, matters considered and qualifications and limitations set forth in such opinion, the contribution made and consideration received by the holders of our common stock pursuant to the Merger Agreement was fair to the holders of our common stock from a financial point of view. Such opinion was one of many factors considered by our board of directors in approving the Merger. The opinion does not speak as of the time the Merger will be completed or any date other than the date of such opinion. Subsequent changes in our or MYMD’s operation and prospects, general market and economic conditions and other factors that may be beyond our control, may significantly alter the value of Akers or MYMD or the prices of the shares of our common stock by the time the Merger is to be completed. The opinion does not address the fairness of the merger consideration from a financial point of view to us at the time the Merger is to be completed, or as of any other date other than the date of such opinion, and the Merger Agreement does not require that the opinion be updated, revised or reaffirmed prior to the closing of the Merger to reflect any changes in circumstances between the date of the signing of the Merger Agreement and the completion of the Merger as a condition to closing the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes or other causes.

In general, either party can refuse to complete the Merger if there is a material adverse effect (as defined in the Merger Agreement) affecting the other party between November 11, 2020, the date of the Merger Agreement, and the closing of the Merger. However, some types of changes do not permit either party to refuse to complete the merger, even if such changes would have a material adverse effect on Akers or MYMD, as the case may be:

●	changes or events affecting the industries or industry sectors in which the parties operate generally;
●	changes or events generally affecting the U.S. or global economy or capital markets as a whole;
●	with respect to us, changes in the trading price or trading volume of our common stock;
●	hurricane, flood, tornado, earthquake or other natural disaster, epidemic, plague, pandemic (including the COVID-19 pandemic) or other public health event or any other force majeure event;
●	changes in GAAP or other applicable law or legal requirement;
●	changes caused by the announcement or pendency of the Merger; or
●	changes caused by any action taken, or the failure to take any action that is expressly required by the Merger Agreement.

If adverse changes occur but we must still complete the merger, the market price of our common stock may suffer.

We may become involved in additional securities litigation or stockholder derivative litigation in connection with the merger, and this could divert the attention of our management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. Between January 22, 2021 and February 10, 2021, five alleged Akers stockholders filed separate actions in the state and federal courts of New York and New Jersey against Akers and the members of its board of directors, respectively captioned as follows: (i) Douglas McClain v. Akers Biosciences, Inc., et al., No. 650497/2021 (Sup. Ct., N.Y. Cty.); (ii) Owen Murphy v. Akers Biosciences, Inc., et al., No. 650545/2021 (Sup. Ct., N.Y. Cty.); Sue Gee Cheng v. Akers Biosciences, Inc., et al., No. 1:21-cv-01110 (S.D.N.Y.); Danny Lui v. Akers Biosciences, Inc., et al., No. GLO-C-000006-21 (N.J. Super. Ct., Ch. Div.); and Alan Misenheimer v. Akers Biosciences, Inc., et al., No. 1:21-cv-02310 (D.N.J.) (collectively, the “MYMD Merger Complaints”). The McClain and Lui actions are styled as putative class actions brought on behalf of the plaintiff and other similarly situated stockholders, while the Murphy, Cheng, and Misenheimer actions are brought solely on behalf of the individual stockholders. The MYMD Merger Complaints generally assert that Akers and its board of directors failed to disclose allegedly material information in the joint proxy and consent solicitation statement/prospectus and seek an order enjoining or unwinding the consummation of the Merger Agreement and awarding damages. The defendants believe that the claims asserted in the MYMD Merger Complaints are without merit and intend to appropriately defend themselves against them. Accordingly, we do not expect that these claims will have a material adverse effect on its financial condition or results of operations. We may become involved in more of this type of litigation in connection with the Merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business and the business of the combined company.

If the Merger is consummated, the business operations, strategies and focus of the combined company will fundamentally change, and these changes may not result in an improvement in the value of its common stock.

Pending the consummation of the Merger, it is currently anticipated that the combined company would focus its resources on executing MYMD’s current business plan. In addition, prior to the consummation of the Merger, we may, in our discretion, consummate a spin-off of all or a part of our legacy assets. In the event we consummate such spin-off, the stockholders of Akers and MYMD will not participate in the future prospects of such legacy assets.

Following the Merger, it is expected that the combined company’s primary products will be MYMD’s product candidates: MyMD-1, a clinical-stage immunometabolic regulator and Supera-1R, a pre-clinical stage patented synthetic cannabidiol derivative. Consequently, if the merger is consummated, an investment in our common stock will primarily represent an investment in the business operations, strategies and focus of MYMD. MYMD expects to incur losses as it develops its product candidates, and MYMD’s product candidates, may never get approved by the FDA or even if approved for marketing, may not be profitable. The failure to successfully develop product candidates will significantly diminish the anticipated benefits of the Merger and have a material adverse effect on the business of the combined company. There is no assurance that the combined company’s business operations, strategies or focus will be successful following the Merger, and the Merger could depress the value of the combined company’s common stock.

The reverse stock split may not increase the combined company’s stock price over the long term.

If the Reverse Stock Split Proposal is approved, the combined company anticipates effecting a reverse stock split at a reverse stock split ratio as mutually agreed to by Akers and MYMD, which range shall be sufficient to cause its stock price to be at least $5.00 immediately following the Merger. While it is expected that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of the combined company’s common stock upon effectiveness of the reverse stock split, it cannot be assured that the reverse stock split will result in any sustained proportionate increase in the market price of the combined company’s common stock, which is dependent upon many factors, including the business and financial performance of the combined company, general market conditions, and prospects for future success, which are unrelated to the number of shares of the combined company’s common stock outstanding. Thus, while the stock price of the combined company might meet the initial listing requirements for Nasdaq initially, it cannot be assured that it will continue to do so.

The reverse stock split would have the effect of increasing the amount of common stock that the combined company is authorized to issue without further approval by the combined company’s stockholders.

The proposed A&R Charter for the combined company is anticipated to authorize the combined company to issue 500,000,000 shares of common stock and does not anticipate reducing this amount in connection with the reverse stock split. Except in certain instances, as required by law or by the rules of the securities exchange that lists the combined company’s common stock, these additional shares may be issued by the combined company without further vote of the combined company’s stockholders. If the combined company’s board of directors chooses to issue additional shares of the combined company’s common stock, such issuance could have a dilutive effect on the equity, earnings and voting interests of the combined company’s stockholders.

The reverse stock split may decrease the liquidity of our common stock.

Although our board of directors believes that the anticipated increase in the market price of our common stock could encourage interest in our common stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock.

The reverse stock split may lead to a decrease in overall market capitalization of the combined company.

Should the market price of our common stock decline after the reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in the overall market capitalization of the combined company. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of the combined company, as measured by its stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels and, accordingly, it cannot be assured that the total market value of our common stock will remain the same after the reverse stock split is effected, or that the reverse stock split will not have an adverse effect on our stock price due to the reduced number of shares outstanding after the reverse stock split.

Risks Related to Our Business Prior to Consummation of the Merger

We have a history of operating losses and we cannot guarantee that we can ever achieve sustained profitability.

We have recorded a net loss attributable to common stockholders in most reporting periods since our inception. We had a net loss of $17,580,609 during the year ended December 31, 2020. Our accumulated deficit at December 31, 2020 was $137,163,739. On account of the unfavorable factors existing within our rapid, point-of-care screening and testing products business, we ceased the production and sale of our screening testing products. We are focusing on the development and manufacturing of the COVID-19 Vaccine Candidate, or combination product candidate in partnership with Premas and expect to incur additional operating losses for the foreseeable future. As part of our efforts to increase shareholder value, on November 11, 2020, Akers entered into the Merger Agreement with MYMD, pursuant to which Merger Sub will merge with and into MYMD, with MYMD becoming our wholly owned subsidiary. For risks related to the merger, please see risk factors set forth under the heading “— Risks Related to the Proposed Merger” herein. However, there can be no assurance of success in reducing our loss, becoming profitable, or having sufficient cash to develop a COVID-19 Vaccine Candidate or to complete the consummation of the Merger.

We may fail to realize the anticipated benefits of our acquisition of Cystron and those benefits may take longer to realize than expected.

On March 23, 2020, we entered into the MIPA with the Cystron Sellers, pursuant to which we acquired the Cystron Membership Interests. Cystron is a party to a License and Development Agreement (the “Initial License Agreement”) with Premas. As a condition to our entry into the MIPA, Cystron amended and restated the Initial License Agreement on March 19, 2020 (as amended and restated, the “License Agreement”). Pursuant to the License Agreement, Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ vaccine platform for the development of the COVID-19 Vaccine Candidate. Our ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to produce an effective vaccine against COVID-19. The development of the COVID-19 Vaccine Candidate is in very early stages and there is no assurance that we will be able to produce an effective vaccine. Moreover, we have the right to terminate the License Agreement on a country-by-country basis for any reason or for no reason at any time upon sixty (60) days’ prior written notice to Premas, and may decide to cease development of the COVID-19 Vaccine Candidate and terminate the License Agreement. The failure to produce the COVID-19 Vaccine Candidate or termination of the License Agreement could adversely affect our business, financial condition and results of operations. In addition, we have incurred and expect to incur significant expenses related to the acquisition. These expenses include, but are not limited to, the Common Stock Consideration (as defined in the MIPA), a cash consideration of $1.0 million, related contingent fees, legal fees and other related fees and expenses. Many of these expenses have been paid or will be payable by us regardless of our ability to successfully develop the COVID-19 Vaccine Candidate, and we will not be able to recover these expenses in the event that we fail to develop the COVID-19 Vaccine Candidate.

Our pursuit of the COVID-19 Vaccine Candidate is at an early stage. We have not previously tested our rapid response capability and may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.

In response to the COVID-19 pandemic, we are pursuing the rapid development of the COVID-19 Vaccine Candidate. Our development of the COVID-19 Vaccine Candidate is in early stages, and we may be unable to produce the COVID-19 Vaccine Candidate. Additionally, our ability to develop an effective COVID-19 Vaccine Candidate depends on the success of its rapid response capability, which we have not previously tested and which will need to be funded by third parties in order to enable us to have sufficient capacity to respond to a global health challenge. If the COVID-19 pandemic is effectively contained or the risk of COVID-19 infection is diminished or eliminated before we can successfully develop and manufacture a COVID-19 Vaccine Candidate, including availabilities of effective vaccines, we may be unable to successfully generate revenue from the manufacturing of the COVID-19 Vaccine Candidate. We are also committing financial resources and personnel to the development of the COVID-19 Vaccine Candidate which may divert resources from other transactions, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which the COVID-19 Vaccine Candidate, if developed, may not be partially or fully effective.

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

Cystron is dependent on technologies that it has licensed, and Cystron may need to license in the future, and if Cystron fails to obtain licenses it needs, or fails to comply with its payment obligations in the agreements under which Cystron in-licenses intellectual property and other rights from third parties, Cystron could lose its ability to develop a COVID-19 Vaccine Candidate.

Cystron currently is dependent on a license from Premas for its key technologies. Any failure to make the payments required by the License Agreement may permit Premas to terminate the license. If Cystron were to lose or otherwise be unable to maintain the license for any reason, it would halt Cystron’s ability to develop a COVID-19 Vaccine Candidate. The foregoing could result in a material adverse effect on Akers’ business or results of operations.

In addition, Cystron does not own the patents or patent applications that it licenses, and as such, Cystron may need to rely upon Premas to properly prosecute and maintain those patent applications and prevent infringement of those patents. If Premas is unable to adequately protect the proprietary intellectual property Cystron licenses from legal challenges, or if Cystron is unable to enforce such licensed intellectual property against infringement or alternative technologies, Akers will not be able to compete effectively in the drug discovery and development business.

We operate in a highly competitive industry.

We face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions pursuing research and development of technologies, drugs or other therapies that would compete with our products or product candidates. The pharmaceutical market is highly competitive, subject to rapid technological change and significantly affected by existing rival drugs and medical procedures, new product introductions and the market activities of other participants. Our competitors may develop products more rapidly or more effectively than us. If our competitors are more successful in commercializing their products than us, their success could adversely affect our competitive position and harm our business prospects and may also lead to the diversion of funding away from us and toward other companies.

Specifically, the competitive landscape of potential COVID-19 vaccines and treatment therapies has been rapidly developing since the beginning of the COVID-19 pandemic, with several hundreds of companies claiming to be investigating possible candidates and approximately 4,800 studies registered worldwide as investigating COVID-19 (source: clinicaltrials.gov). Given the global footprint and the widespread media attention on the COVID-19 pandemic, there are efforts by public and private entities to develop a vaccine against SARS-CoV-2 as soon as possible, including large, multinational pharmaceutical companies such as AstraZeneca, GlaxoSmithKline, Johnson & Johnson, Moderna, Pfizer, and Sanofi, with vaccine candidates that are currently at more advanced stage of development than our COVID-19 Vaccine Candidate. In December 2020, the FDA began to issue emergency use authorizations for vaccines developed by certain of these large, multinational pharmaceutical companies and it is possible that additional vaccines developed by such large, multinational pharmaceutical companies may receive further approvals and authorizations in the near term. Those other entities may develop COVID-19 vaccines that are more effective than any vaccine we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to jointly develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, are able to fund and carry on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customers. In addition, based on the competitive landscape, additional COVID-19 vaccines or therapeutics may continue to be approved to be marketed. Should another party be successful in producing a more efficacious vaccine for COVID-19, such success could reduce the commercial opportunity for our COVID-19 Vaccine Candidate and could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possesses. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

Our business may be materially adversely affected by the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures, including in the United States and India. On March 12, 2020, the WHO COVID-19 to be a global pandemic. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 have had and may continue to have an adverse effect on the global markets and global economy. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will not be put in place again due to a resurgence in COVID-19 cases.

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

In response to public health directives and orders, we implemented and have continued to maintain work-from-home policies for many of our employees and the temporary modification of our operations to comply with applicable social distancing recommendations. The effects of the orders and our related adjustments in our business are likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Similar health directives and orders are affecting third parties with whom we do business, including Premas, whose operations are located in India. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited, and may continue to limit, our ability to support our operations.

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition in other ways as well. Specifically, we anticipate that the stress of COVID-19 on healthcare systems generally around the globe will negatively impact regulatory authorities and the third parties that we and Premas may engage in connection with the development and testing of our COVID-19 Vaccine Candidate.

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

Risks Related to Our Product Development

With regard to our COVID-19 Vaccine Candidate, we must conduct pre-clinical testing, prepare and submit an IND to the FDA, and conduct all phases of clinical studies (which may include postmarket or “Phase 4” studies), which will likely take several years and substantial expenses to complete, before we can submit an application for marketing approval to the FDA, and there is no guarantee that we will complete such clinical development in a timely manner or at all or that our BLA will be approved, if submitted.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our COVID-19 Vaccine Candidate. Accordingly, our business currently depends heavily on the successful development, FDA approval, and commercialization of such candidate, which may never receive FDA approval or be successfully commercialized even if FDA approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of the COVID-19 Vaccine Candidate are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, as applicable. We are not permitted to market our tablet vaccines in the United States until we receive FDA approval of our applicable BLA. To date, we have not-yet begun any pre-clinical studies for the COVID-19 Vaccine Candidate, nor have we prepared or submitted an IND. Accordingly, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future, as there are numerous developmental steps that must be completed before we can prepare and submit a BLA.

In the United States, the FDA regulates pharmaceutical and biological products (including vaccines and vaccine candidates, such as the COVID-19 Vaccine Candidate currently in early stages of development) under the FD&C Act and the PHSA, as well as their respective implementing regulations. Such products and product candidates are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests and animal studies in accordance with FDA’s GLPs and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials in the United States may begin;
●	performance of adequate and well-controlled human clinical trials in accordance with FDA’s IND regulations, GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
●	submission to the FDA of a BLA for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of pre-clinical testing and clinical trials;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with current cGMPs and assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
●	FDA review and approval, or denial, of the BLA.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials is not always conclusive and the FDA may interpret data differently than we interpret the same data. The COVID-19 Vaccine Candidate is in the earliest stages of clinical development and, therefore, a long way from BLA submission. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for the COVID-19 Vaccine Candidate or whether any such BLA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also lengthy and requires substantial time and effort. We estimate that the clinical trials we need to conduct to be in a position to submit a BLA for the COVID-19 Vaccine Candidate will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early pre-clinical and clinical testing of the COVID-19 Vaccine Candidate may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, pre-clinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their vaccine candidates performed satisfactorily in pre-clinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. Any failure or substantial delay in our vaccine development plans may have a material adverse effect on our business.

We may opt to conduct future clinical studies for the COVID-19 Vaccine Candidate outside the United States, which could heighten the risk of delay and/or failure, as the FDA may not accept data from such studies in support of any BLA we may submit after completing the applicable developmental and regulatory prerequisites, if ever.

We are still in the earliest stages of development with respect to the COVID-19 Vaccine Candidate and may ultimately decide to conduct pre-clinical and/or clinical studies in one or more countries outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States that are not conducted under an IND, the FDA’s acceptance of such data is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles and all applicable FDA regulations. The trial population must also adequately represent the intended United States population, and the data must be applicable to the United States population and United States medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to market the COVID-19 Vaccine Candidate in the United States, if approved. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its ability to verify the data and its determination that the trials also complied with all applicable United States laws and regulations. We cannot guarantee that the FDA will accept data from trials we conduct outside of the United States, if any. If the FDA does not accept the data from such clinical trials, it would likely result in the need for additional trials and the completion of additional regulatory steps, which would be costly and time-consuming and could delay or permanently halt our development of the COVID-19 Vaccine Candidate.

If we are successful in producing the COVID-19 Vaccine Candidate, we may need to devote significant resources to our scale-up and development including for use by the United States government.

In the event that the pre-clinical and clinical trials for the COVID-19 Vaccine Candidate are perceived to be successful, we may need to work toward the large scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of United States government mechanisms such as an Expanded Access Program or an Emergency Use Authorization program. In this case, we may need to divert significant resources to this program, which would require diversion of resources from our other businesses. In addition, since the path to licensure of any vaccine against COVID-19 is unclear, if use of the vaccine is mandated by the United States government, we may have a widely used vaccine in circulation in the United States or another country prior to our full validation of the overall long term safety and efficacy profile of its vaccine platform and technology. Unexpected safety issues in these circumstances could lead to significant reputational damage for the Company going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

We may be unable to advance the COVID-19 Vaccine Candidate successfully through the pre-clinical and clinical development process.

Our ability to develop, obtain regulatory approval for, and ultimately commercialize, the COVID-19 Vaccine Candidate effectively will depend on many factors, including the following:

●	successful completion of pre-clinical studies and clinical trials;
●	successful achievement of the objectives of planned pre-clinical studies and clinical trials;
●	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;
●	establishing efficient and effective commercial manufacturing, supply and distribution arrangements;
●	establishing sufficient market share and promoting acceptance of the product by patients, the medical community and third-party payors;
●	successfully executing an effective pricing and reimbursement strategy;
●	maintaining a continued acceptable safety and adverse event profile following regulatory approval; and
●	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims.

The COVID-19 Vaccine Candidate will require additional non-clinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can be in a position to generate any revenue from product sales. We are not permitted to market or promote any vaccine before it receives regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. If we are unable to develop or receive marketing approval in a timely manner or at all, we could experience significant delays or an inability to commercialize the COVID-19 Vaccine Candidate, which would materially and adversely affect our business, financial condition and results of operations.

Government involvement may limit the commercial success of our COVID-19 Vaccine Candidate.

The COVID-19 pandemic has been classified as a pandemic by public health authorities, and it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities.

Various government entities, including the United States government, are offering incentives, grants, and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share, if any, for our COVID-19 Vaccine Candidate even if we succeed in developing one.

If we fail to obtain regulatory approval in foreign jurisdictions, then we cannot market our products, including the COVID-19 Vaccine Candidate, in those jurisdictions.

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. We may be required to conduct additional testing or to provide additional information, resulting in additional expenses, to obtain necessary approvals. If we fail to obtain approval in such foreign jurisdictions, we would not be able to market our products, including the COVID-19 Vaccine Candidate, in such jurisdictions, thereby reducing the potential revenue from the sale of our products.

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

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

●	fines, injunctions and civil penalties;
●	recall, detention or seizure of our products;
●	the issuance of public notices or warnings;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing Akers’ requests for a 510(k) clearance of new products;
●	withdrawing a 510(k) clearance already granted; and
●	criminal prosecution.

Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Even if we are able to commercialize our prospective or future product candidates, the products may not receive coverage or adequate reimbursement from third-party payors in the United States or in other countries in which we seek to commercialize such products, which could harm our business.

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

In order for our products targeted for use by hospital laboratory professionals and healthcare providers to be widely adopted, we would have to conduct clinical protocols that are designed to yield data suitable for publication in peer-reviewed journals. These studies are often time-consuming, labor-intensive and expensive to execute. We have not previously had the resources to effectively implement such clinical programs within our clinical development activities and may not be able to do so in the future. In addition, if a protocol is initiated, the results of such protocol may ultimately not support the anticipated positioning and benefit proposition for the product. Either of these scenarios could hinder our ability to market our products, and revenue may decline.

We may experience delays in any phase of the pre-clinical or clinical development of a product, including during its research and development.

The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;
●	patients do not enroll in a clinical study or results from patients are not received at the expected rate;
●	patients discontinue participation in a clinical study prior to the scheduled endpoint at a higher than expected rate;
●	patients experience adverse events from a product we develop;
●	third-party clinical investigators do not perform the studies in accordance with the anticipated schedule or consistent with the study protocol and GCPs or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;
●	third-party clinical investigators engage in activities that, even if not directly associated with our studies, result in their debarment, loss of licensure, or other legal or regulatory sanctions;
●	regulatory inspections of manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend the pre-clinical or clinical studies;
●	changes in governmental regulations or administrative actions;
●	the interim results of the pre-clinical or clinical study, if any, are inconclusive or negative; and
●	the study design, although approved and completed, is inadequate to demonstrate effectiveness and safety.

If the pre-clinical and clinical studies that we are required to conduct to gain regulatory approval are delayed or unsuccessful, we may not be able to market any product that we develop in the future. Pre-clinical studies and clinical trials are expensive and difficult to design and implement and any delays or prolongment in our pre-clinical and clinical studies will require additional capital. There is no assurance that we will be able to acquire additional capital to support our studies. The failure to obtain additional capital would have a material adverse effect on our business, results of operations and financial condition.

We anticipate that we will rely completely on third parties to manufacture certain pre-clinical and all clinical drug supplies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our pre-clinical and clinical drug supplies for use in the conduct of our clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for access to the necessary manufacturing capabilities. We anticipate that we will rely on CMOs, or contract manufacturing organizations, and other third party contractors, some of whom may have limited cGMP experience, to manufacture formulations and produce larger scale amounts of drug substance and the drug product required for any clinical trials that we initiate.

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

To the extent that we enter into manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner and consistent with regulatory requirements, including those related to quality control and quality assurance. The failure of a third-party manufacturer to perform its obligations as expected could adversely affect our business in a number of ways, including:

●	we may not be able to initiate or continue pre-clinical and clinical trials of products that are under development;
●	we may need to repeat pivotal clinical trials;
●	we may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;
●	we may lose the cooperation of its collaborators;
●	our products could be the subject of inspections by regulatory authorities;
●	we may be required to cease distribution or recall some or all batches of our products; and
●	ultimately, we may not be able to meet commercial demands for our products.

If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to seek out one or more other third-party manufacturers to manufacture our pre-clinical and/or clinical trial materials, which could cause delays in the FDA approval process. Further, should the COVID-19 Vaccine Candidate be approved for marketing by the FDA, a change in a third-party manufacturer could cause significant delays to meeting the demand of patients. In some cases, the technical skills required to manufacture our product may be unique to the original manufacturer and we may have difficulty transferring such skills to a back-up or alternate manufacturer, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also be required to demonstrate that the newly manufactured material is the same or similar to the previously manufactured material, or we may need to repeat clinical trials with the newly manufactured material. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently, which would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.

We intend to rely on third parties to conduct our pre-clinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

We plan to rely upon third-party contract research organizations, or CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our licensed ongoing pre-clinical and clinical programs. We expect to continue to rely on these parties for execution of our pre-clinical studies and clinical trials, and we control only certain aspects of their activities. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and pre-clinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, current GCP, and current GLPs, which are a collection of laws and regulations enforced by the FDA or comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of manufacturing facilities, pre-clinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our pre-clinical studies and clinical trials may be deemed unreliable and the FDA or comparable foreign authorities may require us to perform additional pre-clinical studies and clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products manufactured consistently with cGMP regulations. Failure by us or our third party CROs to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

If any of our relationships with these third-party CROs, medical institutions, clinical investigators or contract laboratories terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing pre-clinical and clinical programs. If CROs do not successfully carry out their contractual duties, or comply with current GCP laws, regulations and guidance, or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs may also generate higher costs than anticipated. As a result, our business, financial condition and results of operations and the commercial prospects for our product candidates could be materially and adversely affected, our costs could increase, and our ability to generate revenue could be delayed.

Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work replacing a previous CRO. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We are opportunistically reviewing strategic transactions and there can be no assurance that any such strategic transaction we pursue will result in additional value for our stockholders. As a result, the makeup of our lines of business may change.

We are assessing alternate ways to generate value for shareholders, including reviewing opportunities that may lead to acquisitions, dispositions, business combinations or other strategic transactions. Strategies we may employ include seeking new or expanding existing specialty market niches, expanding our presence, acquiring businesses complementary to existing strengths and continually evaluating the performance and strategic fit of our existing business units. As a result, the makeup of our lines of business is subject to change. For example, as previously disclosed, in light of the unfavorable factors persistent in our rapid, point-of-care screening and testing product business and the progress we have made in its partnership with Premas, we conducted a strategic review of the screening and testing products business. Following such review, in early July 2020, we ceased the production and sale of our rapid, point-of-care screening and testing products. In connection with the discontinuation of its existing product line, we decided to close the facility located in Thorofare, New Jersey (the “Thorofare Facility”), which previously housed our manufacturing, operations and support personnel, and terminated the lease (the “Thorofare Lease”) on November 30, 2020. Furthermore, on November 11, 2020, we entered into the Merger Agreement with MYMD. For risks related to the Merger, please see risks set forth under the heading “— Risks Related to the Proposed Merger” herein. However, there can be no assurance that our pursuit of such strategic alternatives will result in any transaction or other alternatives.

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

The use of our PIFA products could result in serious injuries, product liability claims, regulatory enforcement action, and/or recalls or market withdrawals, any of which would likely subject us to substantial costs and reputational harm and have a material adverse effect on our business.

In July 2020, we ceased the production and sale of its rapid, point-of-care screening and testing products. We will continue to provide support for these testing products that remain in the market through their respective product expiration dates. We believe that the users of our PIFA products are likely to be particularly sensitive to test defects and errors, as the conditions that the PIFA products are designed to identify may cause limb- and life-threatening complications if not accurately diagnosed in a timely manner. As a result, the failure of our tests or services to perform as expected could subject us to legal claims arising from any defects or errors.

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

Further, under the FDA’s Medical Device Regulations, we are required to report to the FDA any incident in which its product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results.

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

If we receive payments directly from or bill directly to Medicare, Medicaid or other national or third-party payers for its products, United States federal and state healthcare laws and regulations pertaining to fraud or abuse will be applicable to our business. We are subject to healthcare fraud and abuse regulation by the United States federal government and the states in which we conduct our business.

The laws that may affect our ability to operate include the AKS, which prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce, or in return for, the purchase, lease or order, or arrangement for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute applies to arrangements between pharmaceutical manufacturers and prescribers, purchasers and formulary managers. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

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

HIPAA also created prohibitions against healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers. The false statements statute immediately noted above prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, there has been a trend of increased federal and state regulation of payments made to physicians. The ACA, through the PPSA, imposed new requirements on manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers are required to report such data to the government by the 90th calendar day of each year.

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

Our internal computer systems, or those of its third-party vendors, collaborators, or other contractors may be subject to various federal and state confidentiality and privacy laws in the United States and abroad and could sustain system failures, security breaches, or other disruptions, any of which could have a material adverse effect on our business.

Numerous international, national, federal, provincial and state laws, including state privacy laws (such as the California Consumer Privacy Act), state security breach notification and information security laws, and federal and state consumer protection laws govern the collection, use, and disclosure of personal information. In addition, most healthcare providers who may, in the future, prescribe and dispense our products in the United States and research institutions in the United States with whom we may collaborate in the future are “covered entities” subject to privacy and security requirements under HIPAA. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. We could be subject to a wide range of penalties and sanctions under HIPAA, including criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a covered entity in a manner that is not authorized or permitted by HIPAA. Failure to comply with applicable HIPAA requirements or other current and future privacy laws and regulations could result in governmental enforcement actions (including the imposition of significant penalties), criminal and civil liability, and/or adverse publicity that negatively affects our business.

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

We have substantially reduced the number of our employees in order to reduce our costs. Accordingly, retaining our remaining personnel in the future will be critical to our success. If we fail to retain and motivate these highly skilled personnel, we may be unable to continue our operating activities, and this could have a material adverse effect or our business, financial condition, results of operations and future prospects.

We rely on the key executive officers of the management team.

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

Furthermore, a third party may claim that we are infringing the third party’s patent rights and may go to court to stop us from engaging in its normal operations and activities, including making or selling our products or product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party’s treble damages or attorneys’ fees for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the claims of the relevant patent and/or that the third-party patent claims are invalid, and we may not be able to do this. Proving invalidity in the United Sates is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

As a public company, we are required to comply with Section 404. In any given year, we cannot be certain as to the time of completion of our internal control evaluation, testing and remediation actions or of their impact on our operations. Upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (United States) rules and regulations. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, compliance with these rules and regulations has increased our legal, accounting and financial compliance costs and has made some activities more time-consuming and costly. It is also more expensive for us to obtain director and officer liability insurance.

Risks Related to Our Financial Position and Need for Additional Capital

We expect to require additional capital in the future in order to develop the COVID-19 Vaccine Candidate. If we do not obtain any such additional financing, it may be difficult to complete development of the COVID-19 Vaccine Candidate or effectively realize our long-term strategic goals and objectives.

Our current cash resources will not be sufficient to fund the development of the COVID-19 Vaccine Candidate through all of the required clinical trials to receive regulatory approval and commercialization. While we do not currently have an estimate of all of the costs that we will incur in the development of the COVID-19 Vaccine Candidate, we anticipate that we will need to raise significant additional funds in order to continue the development of the COVID-19 Vaccine Candidate during the next 12-months. If we cannot secure this additional funding when such funds are required, we may fail to develop a COVID-19 Vaccine Candidate or be forced to forego certain strategic opportunities.

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

General Risk Factors

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock. The delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital and a minimum price per share. We cannot assure you that we will continue to meet the continued listing requirements in the future.

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

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant our board of directors. You should not rely on an investment in us if you require dividend income from your investment in us. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales by our stockholders of a substantial number of shares of our common stock in the public market could occur in the future. Pursuant to the Securities Purchase Agreement for the Private Placement (the “Private Placement SPA”), we are required to file a registration statement for the resale of 9,765,933 shares of common stock issued at an offering price of $1.85 per share or, at the election of each investor, Pre-Funded Warrants, and up to 9,765,933 shares of our common stock issuable upon exercise of the Pre-Funded Warrants shortly after we file a proxy statement with the SEC in connection with the Merger. Following their registration and resale under a registration statement, such shares would become freely tradable. Sales by our stockholders of a substantial number or resales by the purchasers of such shares and shares issuable upon exercise of such warrants pursuant to a registration statement, or the perception in the market that the holders of a large number of shares of common stock may or intend to sell their shares, could reduce the market price of our common stock and make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are currently subject to a number of securities litigations, and we may be subject to similar or other litigation in the future.

We are currently subject to a number of litigations as described elsewhere in these “Risk Factors” and in Note 10 to our consolidated financial statements. In connection with certain of these litigations, we have entered into settlements of claims for significant monetary damages. We may also be subject to judgements or enter into additional settlements of claims for significant monetary damages for the securities litigations that we have yet to enter into settlement agreements. Defending against the current litigations is or can be time-consuming, expensive and cause diversion of our management’s attention.

Companies that have experienced volatility in the market price of their stock have frequently been the objects of securities class action litigation. We may be the target of this type of litigation in the future. Class action and derivative lawsuits could result in substantial costs to us and cause a diversion of our management’s attention and resources, which could materially harm our financial condition and results of operations.

With respect to any litigation, our insurance may not reimburse us, or may not be sufficient to reimburse us, for the expenses or losses we may suffer in contesting and concluding such lawsuit. Substantial litigation costs, including the substantial self-insured retention that we are required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation may adversely impact our business, operating results or financial condition. We believe that our directors’ and officers’ liability insurance will cover our potential liability with respect to any securities class-action lawsuit; however, the insurer has reserved its rights to contest the applicability of the insurance to such claims and the limits of the insurance may be insufficient to cover any eventual liability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

The company utilizes a virtual office facility as our corporate headquarters which is located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036. The current lease term is effective for a six-month term beginning on January 13, 2021, which term shall automatically renew monthly thereafter until termination by either party, with a monthly rent of approximately $125.00.

We believe our current facilities are sufficient and adequate for our current needs.

Item 3. Legal Proceedings.

From time to time we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a discussion of material legal proceedings affecting us as of December 31, 2020, please read Note 10 to the consolidated financial statements under “Litigation and Settlements,” which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

17 Akers to confirm whether this document was filed and resolution was reached.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol “AKER” on January 23, 2014.

Holders

As of February 26, 2020, there were approximately 755 holders of record of our common stock.

Dividends

Except as described herein, we have never paid any cash or other dividends to our stockholders and we do not plan to declare or pay any cash or other dividends in the foreseeable future. On or around September 9, 2020, our Board declared a dividend of one preferred share purchase right for each share of our common stock outstanding held by stockholders of record on September 21, 2020. We currently intend to retain earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board and will depend on such factors as earning levels, contractual restrictions, capital requirements, our overall financial condition and any other factors deemed relevant by the Board.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2020.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Item 1 of this Annual Report on Form 10-K, entitled “Business,” under “Forward-Looking Statements” and Item 1A of this Annual Report on Form 10-K, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to Akers Biosciences, Inc.

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We were historically a developer of rapid health information technologies but since March 2020, have been primarily focused on the development of a vaccine candidate against COVID-19. In response to the global pandemic, we are pursuing rapid development and manufacturing of our COVID-19 Vaccine Candidate, in collaboration with Premas.

Proposed Merger

On November 11, 2020, we entered into the Merger Agreement, pursuant to which we will acquire MYMD as a wholly owned subsidiary. Upon completion of the Merger, the combined company is expected to be renamed “MyMD Pharmaceuticals, Inc.”.

Pursuant to the Merger Agreement, upon the effectiveness of the Merger, each share of MYMD common stock issued and outstanding immediately prior to the Effective Time will convert into and become exchangeable for the number of pre-reverse stock split shares of our common stock equal to the number of shares of MYMD common stock multiplied by the Exchange Ratio. As a result of the issuance of the merger consideration and the merger, MYMD stockholders will receive an aggregate of approximately 68,035,360 shares of Akers common stock, without giving effect to the proposed reverse stock split contemplated by the Reverse Stock Split Proposal. Additionally, MYMD stockholders will be entitled to receive (i) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by Akers from the exercise of any options to purchase MYMD common stock assumed by Akers upon closing of the merger during the Option Exercise Period, such payment to occur no later than 30 days after the last day of the Option Exercise Period, and (ii) potential Milestone Payments of up to an aggregate of 68,035,360 Milestone Shares payable upon achievement of certain market capitalization milestone events during the Milestone Period.

Also pursuant to the Merger Agreement, on January 15, 2020, we and MYMD filed the S-4 Registration Statement describing the Merger and other related matters. Consummation of the Merger is conditioned upon, among other things, approval of the Merger by the stockholders of Akers (including (i) approval of the Share Issuance Proposal, (ii) approval of the Reverse Stock Split Proposal, and (iii) approval of the A&R Charter Proposal, including, among other things, changing the name of the combined company to MyMD Pharmaceuticals, Inc., among others), approval of the Merger by the stockholders of MYMD, the continued listing of Akers’ common stock on The Nasdaq Capital Market after the Merger and satisfaction of a minimum cash threshold by Akers. In addition, the Merger Agreement requires that MYMD consummate the Supera Purchase. After closing of the Merger, the operations of MYMD’s business will comprise substantially all of the combined company’s operations. There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the potential benefits that we expect to obtain from the Merger. Furthermore, the intended benefits of the Merger may not be realized.

Coronavirus and COVID-19 Pandemic

In December 2019, SARS-CoV-2 was reported to have surfaced in Wuhan, China, and on March 12, 2020, the WHO declared the global outbreak of COVID-19, the disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, China, and India, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. According to the WHO situation report, dated as of February 16, 2021, approximately 108.2 million cases were reported globally and 2.4 million of these were deadly, making the development of effective vaccines to prevent this disease a major global priority. Multiple vaccine candidates against SARS-CoV-2 are under development, and most recently, certain large, multinational pharmaceutical companies have been granted authorizations for emergency use by the FDA; however, widespread distribution of the vaccines remains limited, with the primary treatment being symptomatic and supportive therapies.

Recent Developments

Agreement and Plan of Merger and Reorganization

On November 11, 2020, the Company, Merger Sub, and MYMD, entered the Merger Agreement, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into MYMD, with MYMD being the surviving corporation and becoming a wholly owned subsidiary of the Company. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. In addition, in connection with the execution of the Merger Agreement, Akers agreed to advance a bridge loan of up to $3,000,000 to MYMD pursuant to the Note.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time (i) each outstanding share of MYMD common stock, will be converted into the right to receive the number of shares of the Akers common stock equal to the Exchange Ratio; and (ii) each outstanding stock option of MYMD (collectively, “MYMD options”) that has not previously been exercised prior to the Effective Time, whether or not vested, will be assumed by the Company subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to extend the term of such stock option for a period expiring on the second-year anniversary of the Effective Time). In connection with the Merger, each holder of options is required to enter into a Lock-Up Agreement/Leak-Out Agreement with respect to the shares of Akers common stock issued upon the exercise of such option. Also, not later than 30 days after the second-year anniversary of the Effective Date, the Company will pay stockholders of MYMD on a pro rata basis an amount in cash equal to the aggregate cash proceeds received by Akers from the exercise of any MYMD options assumed by the Company prior to the second-year anniversary of the Effective Time; provided, however, the amount of such payment will not exceed the maximum amount of cash consideration that may be received by stockholders of MYMD without affecting the intended tax consequences of the Merger.

Additionally, under the terms of the Merger Agreement, the Company has agreed to pay contingent consideration to MYMD stockholders in the form of Milestone Payments. The Milestone Payments are payable in the dollar amounts set forth in the chart below upon the achievement of the milestone events set forth opposite such dollar amount during the Milestone Period as follows:

Milestone Event	Milestone Payment

Market capitalization of Akers for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period is equal to or greater than $500 million (the “First Milestone Event”).	$20 million.

For every $250 million incremental increase in market capitalization of Akers after the First Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period, up to a $1 billion market capitalization of Akers.	$10 million per each incremental increase (it being understood, however, that, if such incremental increase results in market capitalization equal to $1 billion, such $20 million payment in respect of such incremental increase shall be payable without duplication of any amount payable in respect of a Second Milestone Event).

Market Capitalization of Akers for at least 10 trading days during any 20 consecutive trading day period is equal to or greater than $1 billion (the “Second Milestone Event”).	$25 million.

For every $1 billion incremental increase in market capitalization of Akers after the Second Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period.	$25 million per each incremental increase.

Each Milestone Payment will be payable in shares of common stock of Akers, with the number of Milestone Shares to be issued determined by dividing the applicable Milestone Payment amount by the volume-weighted average price of a share of Akers’ common stock during the 10 trading days immediately preceding the achievement of the milestone event; provided, however, that in no event shall the price of a share of Akers common stock used to determine the number of Milestone Shares to be issued be deemed to be less than $5.00 per share (as adjusted for stock splits, stock dividends, reverse stock splits, and the like occurring after the closing date).

Notwithstanding the above, the number of Milestone Shares payable by Akers shall not exceed the number of shares of Akers common stock to be issued to MyMD stockholders at the Effective Time in connection with the Merger (as described in the following paragraph).

Under the exchange ratio formula in the Merger Agreement, and immediately upon the closing of the Merger, the former MYMD securityholders are expected to own approximately 80% of the aggregate number of shares of Akers common stock issued and outstanding immediately following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% of the aggregate number of Post-Closing Shares.

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

The Merger Agreement contains certain termination rights for both the Company and MYMD, including, among other things, (a) Akers may, upon written notice, extend the originally scheduled End Date to May 15, 2021 (the “Extended Date”) so long as (i) Akers and Merger Sub are not then in material breach of any provision of the Merger Agreement and (ii) within three calendar days of the written request by MYMD, Akers makes an additional loan to MYMD of up to $600,000, which will have the same terms and conditions of the Note (such additional note “Second Note”) and (b) Akers may, upon written notice, extend the Extended Date to June 30, 2021, so long as (i) Akers and Merger Sub are not then in material breach of any provision of the Merger Agreement, (ii) on the effective date of such extension, the loan amount evidenced by the Note and the Second Note may, at the sole option of MYMD upon written notice to Akers, be converted into shares of MYMD common stock at a conversion price of $2.00 per share, subject to certain adjustments and (iii) Akers will, at MYMD’s request, either (at the option of MYMD); (A) subscribe for 300,000 shares of MYMD common stock at a subscription price of $2.00 per share, subject to certain adjustments as set forth in the Merger Agreement, or (B) make an additional loan to MYMD of up to $600,000, which will have the same terms and conditions of the Note (the “Third Note,” and all amounts outstanding under the Note, the Second Note and the Third Note, the “Loan Amount”). In addition, if Akers terminates the Merger Agreement under certain circumstances specified therein, the Loan Amount, if any, at the sole discretion of MYMD, will be convertible into shares of common stock of MYMD at a conversion price of $2.00 per share upon delivery of written notice by MYMD to Akers within 30 calendar days after the effective date of termination of the Merger Agreement.

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

Concurrently with the execution of the Merger Agreement or prior to the closing, the officers and directors of Akers, and the officers, directors and certain stockholders of MYMD, each entered into lock-up/leak-out agreements (the “Lock-Up/Leak-Out Agreements”) pursuant to which they have agreed, among other things, not to sell or dispose of (subject to certain exceptions specified therein) any shares of Akers common stock which are or will be beneficially owned by them at the Effective Time or which are acquired thereafter, with such shares being released from such restrictions 180 days after the Effective Time. After the expiration of such initial 180-day period, such stockholders will be subject to a 180-day leak-out period during which they may not sell shares in excess of the amount permitted by the Rule 144 volume limitations (even if such stockholder is not currently subject to such provisions of Rule 144), which leak-out period shall be extended for an additional 180 days for any shares of Akers common stock issued upon the exercise of existing options or warrants.

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

As of December 31, 2020, the Company had advanced MYMD $1,200,000 under the Note, which is classified as Other Receivables on the Consolidated Balance Sheets. The Company advanced two additional draws of $600,000, or $1,200,000 cumulatively, on January 21, 2021 and February 25, 2021 to MYMD under this secured promissory note.

Private Placement

Concurrently with the Merger Agreement, on November 11, 2020, Akers entered into the Private Placement SPA with certain institutional and accredited investors (the “SPA Purchasers”), pursuant to which Akers agreed to issue and sell to the SPA Purchasers (i) an aggregate of 9,765,933 shares of Akers common stock, at an offering price of $1.85 per share or, at the election of each investor, Pre-Funded Warrants, and (ii) for each share of Akers common stock (or for each Pre-Funded Warrant, as applicable) purchased in the Private Placement, a common warrant (the “Investor Warrants” and, together with the Pre-Funded Warrants, the “Warrants”) to purchase one share of Akers common stock, for gross proceeds of approximately $18.1 million before the deduction of placement agent fees and expenses and estimated offering expenses. In addition, Akers also issued the Placement Agent a warrant to purchase up to 390,368 shares of Akers common stock at an exercise price of $1.85 (the “Placement Agent Warrant”). The Placement Agent Warrant will be exercisable at any time and from time to time, in whole or in part, for a term of five and a half years. The Private Placement closed on November 17, 2020, and Akers issued an aggregate of 8,725,393 shares of Akers common stock, Pre-Funded Warrants to purchase 1,040,540 shares of Akers common stock, and Investor Warrants to purchase 9,765,933 shares of Akers common stock. In February 2021, an investor exchanged 932,432 shares of common stock purchased in the Private Placement into Pre-Funded Warrants to purchase 932,432 shares of common stock.

In the Private Placement SPA, Akers agreed not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of, any shares of Akers common stock or any securities convertible into or exercisable or exchangeable for shares of Akers common stock at an effective price less than the exercise price of the Investor Warrants or (ii) file any registration statement or any amendment or supplement thereto, other than as contemplated under the Private Placement SPA, for a period of 90 days following the later of (x) the date the Registration Statement (as defined below) is declared effective by the SEC and (y) the record date for the Akers stockholder meeting called to approve the Merger. In addition, Akers agreed not to effect or enter into an agreement to effect any issuance of Akers common stock or common stock equivalents involving a variable rate transaction (as defined in the Private Placement SPA) from the date of the Private Placement SPA until such time as no SPA Purchaser holds any of the Investor Warrants, subject to certain exceptions (including the issuance of any of Akers common stock pursuant to the Merger Agreement).

The Private Placement SPA provides that (i) within 10 days following the date that Akers first files a proxy statement with the SEC in connection with the merger (including by means of a registration statement on Form S-4), Akers shall file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”) for the resale of all of the shares of Akers common stock issued in the private placement and the shares of Akers common stock issuable upon exercise of the Warrants (the “Warrant Shares”) by the SPA Purchasers and (ii) Akers shall use commercially reasonable efforts to cause such Registration Statement to be declared effective within 60 days of the filing thereof (or 90 days in the event of a full review); provided, however, that Akers shall not be required to register any shares of Akers common stock issued in the private placement or Warrant Shares that are eligible for resale pursuant to Rule 144 under the Securities Act (assuming cashless exercise of the Warrants).

We currently intend to use the proceeds from the Private Placement in order to satisfy the closing conditions set forth in the Merger Agreement that requires the Company to have a minimum parent net cash amount equal to $25 million, less certain amounts advanced to MyMD, which shall also include any amounts to be used to payoff The Starwood Trust to repay in full the Starwood Line of Credit at the closing of the Merger, and for general working capital purposes. In addition, the Company paid $1,204,525 of the proceeds from the Private Placement to three of the former members of Cystron and recorded a liability of $602,172 to the fourth former member of Cystron pursuant to the MIPA.

In addition, we paid a cash fee of $501,500 and issued warrants to purchase an aggregate of 255,135 shares of common stock to the designees of H.C. Wainwright & Co., LLC (“HCW”), pursuant to a side letter by and between Akers and HCW, dated November 23, 2020, regarding certain tail fees provided in two engagement letters (one dated October 18, 2019 and the other dated April 7, 2020) entered into in connection with prior offerings by and between Akers and HCW. Such warrants issued were in the same form as the Investor Warrants except that the HCW Warrants have an exercise price of $2.3125 per share.

The Investor Warrants

Each Investor Warrant issued in the Private Placement has an initial exercise price equal to $2.06 per share of common stock. The Investor Warrants are immediately exercisable and will terminate five and a half years following issuance. The exercise price and number of shares of Akers common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting Akers common stock and the exercise price.

If, at any time following the six-month anniversary of November 17, 2020, there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the shares underlying the Investor Warrants (the “Investor Warrant Shares”) to the holder, then the Investor Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a number of Investor Warrant Shares according to a formula set forth in the Investor Warrants.

A holder (together with its affiliates) may not exercise any portion of the Investor Warrant to the extent that the holder would own more than 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the outstanding Akers common stock immediately after exercise; provided, however, that upon notice to Akers, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99% and any increase in the beneficial ownership limitation will not be effective until 61 days following notice of such increase from the holder to Akers.

In the event of a fundamental transaction, as described in the Investor Warrants and generally including any reorganization, recapitalization or reclassification of Akers common stock, the sale, transfer or other disposition of all or substantially all of Akers’ properties or assets, Akers’ consolidation or merger with or into another person, the acquisition of more than 50% of Akers outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by Akers’ outstanding common stock, the holders of the Investor Warrants will be entitled to receive upon exercise of such warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Investor Warrants immediately prior to such fundamental transaction. The Merger shall not be deemed a fundamental transaction as defined in the Investor Warrants.

The Pre-Funded Warrants

At the request of an investor, in lieu of Akers common stock, certain investors received Pre-Funded Warrants. The Pre-Funded Warrants are exercisable at any time immediately upon issuance and until such warrant is exercised in full. The exercise price of the Pre-Funded Warrants is $0.001 per share of Akers common stock, and, in lieu of making the cash payment otherwise contemplated to be made to Akers upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Akers common stock determined according to a formula set forth in the Pre-Funded Warrants.

A holder (together with its affiliates) may not exercise any portion of the Pre-Funded Warrants to the extent that the holder would own more than 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the outstanding Akers common stock immediately after exercise; provided, however, that upon notice to Akers, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99% and any increase in the beneficial ownership limitation will not be effective until 61 days following notice of such increase from the holder to Akers.

Lock-Up and Support Agreement

On November 11, 2020, Akers entered into a Lock-Up and Support Agreement (the “Support Agreement”) with substantially all of the SPA Purchasers, pursuant to which, from the date of the Support Agreement until May 31, 2021, such SPA Purchasers agreed to vote their respective shares of Akers common stock in favor of each matter proposed and recommended for approval by the Akers board of directors or management at every shareholders’ meeting. Pursuant to the Support Agreement, such SPA Purchasers also agreed to, until the earlier of (a) the termination of the Merger Agreement or (b) the date that the SPA Purchasers vote their respective shares of Akers common stock in support of the merger and all matters related to the merger, will not, directly or indirectly, without Akers’ prior written consent, transfer, assign or dispose of their rights to vote the shares of Akers common stock issued in the private placement or otherwise take any act that could restrict or otherwise affect their legal power, authority or right to vote all of their shares of Akers common stock issued in the private placement in the manner required by the Support Agreement.

Katalyst Securities LLC Engagement Letter

On October 31, 2020, Akers entered into an engagement letter with Katalyst Securities LLC (the “Placement Agent” or “Katalyst”), pursuant to which the Placement Agent agreed to serve as the non-exclusive placement agent for Akers, on a reasonable best efforts basis, in connection with the Private Placement. Akers agreed to pay the Placement Agent an aggregate cash fee equal to 6.5% of the gross proceeds received in the Private Placement and reimburse the Placement Agent’s expenses in the Private Placement up to $25,000. In addition, Akers agreed to grant to Katalyst the Placement Agent Warrant, which was issued upon closing of the Private Placement. The Placement Agent Warrant is exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five and a half years.

Results of Operations

As discussed in Note 3 and Note 6 of the Notes to the Consolidated Financial Statements, the results of operations presented below exclude our screening and testing products business due to its classification as discontinued operations.

Summary of Statements of Operations for the Fiscal Years Ended December 31, 2020 and 2019

As previously disclosed, in light of the unfavorable factors persistent in our rapid, point-of-care screening and testing product business and the progress the Company has made in its partnership with Premas, the Company conducted a strategic review of the screening and testing products business. Following such review, in early July 2020, the Company ceased the production and sale of its rapid, point-of-care screening and testing products. The Company will continue to provide support for these testing products that remain in the market through their respective product expiration dates. The Company had been experiencing declining sales revenue and production backlogs for these products and, as it previously reported, had eliminated its sales force for such products. The Company intends to devote its attention to its partnership with Premas for the development of its COVID-19 Vaccine Candidate and transactions that the Company believes will increase shareholder value. In connection with the ceasing production and sale of its existing product line, on July 16, 2020, the Company decided to close the Thorofare Facility and exercised the early termination option under the Thorofare Lease, which provided for a 150-day notice to terminate the lease. Pursuant to the early termination option, the Thorofare Lease matured on December 13, 2020. The lease terminated on November 30, 2020, at the lessor’s request, and the property was handed over to the property manager on November 30, 2020.

The Company determined that the discontinuation of the production and distribution of the Company’s screening and testing products constituted a strategic shift in the Company’s business and as a result the elimination of the product lines should be presented as discontinued operations under FASB ASC 205-20 Presentation of Financial Statements, Discontinued Operations.

Revenue

We had no revenue from continuing operations during the years ended December 31, 2020 and December 31, 2019.

Administrative Expenses

Administrative expenses for the year ended December 31, 2020, totaled $4,299,062 which was a 27% increase as compared to $3,372,103 for the year ended December 31, 2019.

The table below summarizes our administrative expenses for the years ended December 31, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Years Ended December 31,		Percent
Description	2020	2019	Change
Personnel Costs	$1,086,529	$694,197	57%
Professional Service Costs	1,427,158	663,131	115%
Stock Market & Investor Relations Costs	263,912	415,637	(37)%
Other Administrative Costs	1,521,463	1,599,138	(5)%
Total Administrative Expense	$4,299,062	$3,372,103	27%

Personnel expenses increased by 57% for the year ended December 31, 2020 as compared to the same period of 2019 on account of the addition of an executive staff member.

Professional service costs increased 115% for the year ended December 31, 2020 as compared to the same period of 2019, principally due to increased accounting and audit, legal and general consulting fees.

Stock market and investor fees decreased 37% for the year ended December 31, 2020. The decrease in these fees was principally due to our delisting from the London Stock Exchange during the first half of 2019 and the avoidance of the costs associated with a presence on the London Stock Exchange.

Other administrative expenses decreased by 5%, principally due to a decrease in bad debt expense, decreases in legal settlements, license and permit fees and travel expenses which were offset by increases in board, building, business insurance and computer expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2020 totaled $22,963 which was an 8% decrease compared to $25,000 for the year ended December 31, 2019.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 totaled $7,963,678 as compared to $0 for the year ended December 31, 2019, principally reflecting our current focus on the development of the COVID-19 Vaccine Candidate.

Other Income and Expense

Other income, net of expenses, for the year ended December 31, 2020 totaled $133,489 as compared to other income, net of expenses of $90,808 for the year ended December 31, 2019.

The table below summarizes our other income and expenses for the years ended December 31, 2020 and 2019 as well as the percentage of change year-over-year:

	For the Years Ended December 31,
Description	2020	2019	Percent Change
Loss on Disposal of Property and Equipment	$3,042	$9,576	(68)%
Foreign Currency Transaction (Gain)/Loss	(93)	5,501	(102)%
Gain on FMV of Equity Investments	(54,100)	-	NM
(Gain)/Loss on Investments	36,714	(3,952)	(1,029)%
Interest and Dividend Income	(119,052)	(101,483)	17%
Total Other (Income)/Expense	$(133,489)	$(90,808)	47%

Equity investment gains increased to $54,100 for the year ended December 31, 2020 as compared to $0 for the same period in 2019. The increase was due to an increase in the fair market value of the equity investments.

Realized loss on investments was $36,714 for the year ended December 31, 2020 as compared to a gain of $3,952 for the same period in 2019. The decrease is principally due to the impact of the COVID-19 pandemic on the financial markets.

Interest and dividend income increased to $119,052 for the year ended December 31, 2020 compared to $101,483 for the year ended December 31, 2019. The increase was principally due to the increase in funds available for investment.

Income Taxes

As of December 31, 2020, and 2019, the Company had Federal net operating loss carry forwards of approximately $100,615,000 and $79,678,000, respectively, expiring through the year ending December 31, 2037 for net operating losses originating in tax years beginning before January 1, 2018. Net operating losses recorded in tax years beginning January 1, 2018 and after are allowed for an indefinite carryforward period but limited to 80% of each subsequent year’s net income. As of December 31, 2020, and 2019, the Company had New Jersey state net operating loss carry forwards of approximately $7,548,000 and $28,855,000, respectively, through the year ending December 31, 2040.

Under Section 382 of the Code, use of our NOLs will be limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. We will experience an ownership change as a result of the Merger and therefore our ability to utilize our NOLs and certain credit carryforwards remaining at the Effective Time will be limited. The limitation will be determined by the fair market value of our common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger will impose a limitation on our NOLs. The Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 2020 and 2019. (See Note 9 to the Consolidated Financial Statements)

Liquidity and Capital Resources

As of December 31, 2020, the Company’s cash and cash equivalents on hand was $18,617,955 and its marketable securities were $16,718,452. The Company has incurred net losses of $17,580,609 and $3,888,249 for the years ended December 31, 2020 and 2019, respectfully. As of December 31, 2020, the Company had working capital of $34,579,466 and a stockholders’ deficit of $137,163,739. During the year ended December 31, 2020, cash flows used in operating activities were $11,924,941, consisting primarily of a net loss from ongoing operations of $12,152,214 and net loss from discontinued operations of $5,248,395. Since inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

Development and commercialization of the Company’s COVID-19 Vaccine Candidate will require the Company to raise significant additional funds as the project proceeds through clinical trials, the attainment of the required regulatory approvals and the commercialization of the vaccine. The timing of these events is difficult to estimate and are unlikely to be fully completed within the next twelve-months.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of December 31, 2020 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these consolidated financial statements.

Capital expenditures for the years ended December 31, 2020 and December 31, 2019 were $0.

Operating Activities

Our net cash consumed by operating activities totaled $11,924,941 during the year ended December 31, 2020. Cash was consumed by the net loss from continuing operations of $12,152,214 and a net loss from discontinued operations of $5,428,395 reduced by non-cash adjustments principally consisting of $4,154,964 for stock-based compensation, $291,442 for impairment of prepaid royalties, $152,822 for impairment of intangible assets and $197,723 for inventory adjustment for net realizable value. For the year ended December 31, 2020, within changes of assets and liabilities, cash was principally provided by an increase in trade and other payables of $733,530 and decreases in trade receivables of 42,881 and prepaid expenses of $41,452.

Our net cash consumed by operating activities totaled $3,074,283 during the year ended December 31, 2019. Cash was consumed by the net loss from continuing operations of $3,381,295 and a net loss from discontinued operations of $506,954 reduced by non-cash adjustments principally consisting of $74,064 for depreciation and amortization of non-current assets, $32,980 for impairment of intangible assets, $371,997 for charge for obsolescence inventory, $105,325 for the allowance of doubtful accounts and other receivables and $400,174 for share-based compensation. For the year ended December 31, 2019, within changes of assets and liabilities, cash provided consisted principally of a decrease in trade receivables of $128,120, and a decrease in prepaid expenses of $103,152 off-set by a decrease in trade and other payables of $443,735.

Investing Activities

The Company’s net cash used in investing totaled $8,757,469, as compared to $3,940,627 during the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities for the year ended December 31, 2020 consisted of proceeds from the sale of marketable securities of $2,314,374 offset by $9,871,843 consumed by the purchase of marketable securities. Net cash used in investing activities for the year ended December 31, 2019 consisted of proceeds from the sale of marketable securities of $2,857,960 and the sale of equipment of $6,250 offset by $6,704,837 consumed by the purchase of marketable securities and $100,000 for the issuance of a short-term note receivable.

Financing Activities

The Company’s net cash provided by financing activities in 2020 was $38,667,827 (2019: $6,965,693). Net cash provided during the 2020 period consisted of $29,184,244 of net proceeds from the issuance of common shares, $1,743,503 of net proceeds for the issuance of prepaid equity forward contracts for the purchase of common shares and $7,740,000 of net proceeds from the exercise of warrants for common stock. Net cash provided during the 2019 period consisted of $2,147,778 of net proceeds from issuance of common stock and $4,817,857 of net proceeds from issuance of prepaid equity forward contracts for the purchase of common stock.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, impairment analysis of intangibles and stock-based compensation.

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies is presented within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we filed or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate

Management evaluated the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages and positions of all of our directors and executive officers and the positions they hold as of the date hereof. Our directors serve until their successors are elected and shall qualify. Executive officers are elected by our board of directors (the “Board”) and serve at the discretion of the directors.

Name	Age	Position
Ian Rhodes	48	Interim Chief Financial Officer
Christopher C. Schreiber	54	Director, President and Chief Executive Officer
Joshua Silverman	49	Lead Independent Director; Chairman of the Board
Bill J. White	58	Independent Director
Robert C. Schroeder	53	Independent Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Ian Rhodes, has been our interim Chief Financial Officer since January 29, 2021. From March 2020 to December 2020, Mr. Rhodes served as the Interim CFO of Roadway Moving and Storage. From November 2018 to July 2019, he served as Interim CFO of Greyston Bakery and Foundation. From December 2016 to September 2018, Mr. Rhodes served as President, CEO and Director of GlyEco, Inc., and served as CFO of GlyEco, Inc. from February 2016 to December 2016. From May 2014 to January 2016, he served as CFO of Calmare Therapeutics. Mr. Rhodes began his career at PricewaterhouseCoopers, where he worked for 15 years. Mr. Rhodes holds a Bachelor of Science degree in Business Administration with a concentration in Accounting from Seton Hall University and is a licensed CPA in New York.

Christopher C. Schreiber, has served as a member of our Board since August 8, 2017 and currently serves as our Chief Executive Officer and President. Prior to his time as our Chief Executive Officer, Mr. Schreiber served as our Executive Chairman, an executive officer position, and served as our principal executive officer since November 1, 2019. Mr. Schreiber has been our President since July 21, 2020. Mr. Schreiber combines over 30 years of experience in the securities industry. As the managing director of capital markets at Taglich Brothers, Inc. (“Taglich Brothers”), Mr. Schreiber builds upon his extensive background in capital markets, deal structures, and syndications. Prior to his time at Taglich Brothers, he was a member of the board of directors of Paulson Investment Company, a 40-year-old full-service investment banking firm. In addition, Mr. Schreiber serves as a director and partner of Long Island Express North, an elite lacrosse training organization for teams and individuals. He also volunteers on the board of directors for Fox Lane Youth Lacrosse, a community youth program. Mr. Schreiber is a graduate of Johns Hopkins University, where he received a Bachelor’s Degree in Political Science. Mr. Schreiber was selected to serve on the Board in part because of his significant experience in capital markets and knowledge of our company.

Joshua Silverman, has served as a member of our Board since September 6, 2018 and currently serves as the Board’s lead independent director and as Chairman of the Board. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. Mr. Silverman currently serves as a director of AYRO, Inc., Protagenic Therapeutics, and Neurotrope, Inc., all of which are public companies. He previously served as a director of National Holdings Corporation from July 2014 through August 2016 and as a director of Marker Therapeutics, Inc. from August 2016 until October 2018. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment banker, management consultant and as a director of numerous public companies.

Bill J. White, has served as a member of the Board since August 8, 2017. Mr. White has more than 30 years of experience in financial management, operations and business development. He currently serves as chief financial officer, treasurer and secretary of Intellicheck Mobilisa, Inc., a technology company listed on the NYSE MKT. Prior to working at Intellicheck Mobilisa, Inc., he served 11 years as the chief financial officer, secretary and treasurer of FocusMicro, Inc. (“FM”). As co-founder of FM, Mr. White played an integral role in growing the business from the company’s inception to over $36 million in annual revenue in a five-year period. Mr. White has broad domestic and international experience including managing rapid and significant growth, import/export, implementing tough cost management initiatives, exploiting new growth opportunities, merger and acquisitions, strategic planning, resource allocation, tax compliance and organization development. Prior to co-founding FM, he served 15 years in various financial leadership positions in the government sector. Mr. White started his career in Public Accounting. Mr. White holds a Bachelor of Arts in Business Administration from Washington State University and is a Certified Fraud Examiner. Mr. White was selected to serve on the Board because of his significant financial and accounting experience with public companies.

Robert C. Schroeder, has served as a member of the Board since November 1, 2019. Mr. Schroeder is currently the vice president of investment banking at Taglich Brothers, a brokerage firm, and specializes in advisory services and capital raising for small public and private companies. Prior to his time at Taglich Brothers, Mr. Schroeder served as a Senior Equity Analyst publishing sell-side research on publicly traded companies and served in various other positions in the brokerage and public accounting industry. Mr. Schroeder currently serves on the board of directors of publicly traded Intellinetics, Inc., a document solutions software development, sales and marketing company, Air Industries Group (NYSE:AIRI), a manufacturer of aerospace parts and assemblies, and Decisionpoint Systems, Inc., a leading provider and integrator of Enterprise Mobility, Wireless Applications and RFID solutions. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He is a Chartered Financial Analyst and a member of the CFA Institute and CFA Society of New York. Mr. Schroeder was selected to serve on the Board because of his leadership skills, capital markets expertise, and extensive experience as a director of the board for other public companies.

Family Relationships

There are no family relationships between any of our officers or directors.

Code of Ethics

We have adopted a Code of Ethics, which applies to our Board of Directors, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●	compliance with applicable laws and regulations,

●	handling of books and records,

●	public disclosure reporting,

●	insider trading,

●	discrimination and harassment,

●	health and safety,

●	conflicts of interest,

●	competition and fair dealing, and

●	protection of company assets.

A copy of our Code of Ethics is available without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices at c/o Akers Biosciences, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036.

Board Composition and Committees

On August 27, 2020, our shareholders reelected Christopher C. Schreiber, Joshua Silverman, Bill J. White and Robert C. Schroeder as members of the Board. Mr. Silverman, Mr. Schroeder, and Mr. White comprise the Board’s Audit Committee and Risk and Disclosure Committee. Mr. Silverman and Mr. White comprise the Board’s Compensation Committee, and Nominating and Corporate Governance Committee. Mr. White acts as Chairman of the Audit Committee, and Mr. Silverman acts as Chairman of the Compensation Committee. The directors will serve until our next annual meeting and until their successors are duly elected and qualified.

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

Director Independence

We are currently listed on the NASDAQ Capital Market and therefore rely on the definition of independence set forth in the NASDAQ Listing Rules (“NASDAQ Rules”). Under the NASDAQ Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, share ownership, and affiliations with other board members, shareholders, business, contractor and family relationships, as well as the amount of the compensation we pay to each director, we have determined that Mr. Silverman, Mr. White and Mr. Schroeder have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the NASDAQ Rules.

Pursuant to the Settlement, we also adopted amendments to our Bylaws to require that at least 50% of the Board will qualify as “independent directors” under the NASDAQ Rules and that the Chairman of the Board will be an independent director. Currently, more than 50% of the Board qualify as “independent directors” under the NASDAQ Rules, and the Chairman of the Board is an independent director.

Board Committees

We have established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Risk and Disclosure Committee. Each committee has its own charter, which is available on our website at www.akersbio.com/investor-center/corporate-governance. Information contained on our website is not incorporated herein by reference.

Audit Committee

Our Audit Committee is composed of Mr. White (chairman), Mr. Silverman and Mr. Schroeder. Our Board has determined that each of the current members of the Audit Committee is independent in accordance with NASDAQ Rules and Rule 10A-3 under the Exchange Act. Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Mr. White qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

Our Audit Committee is responsible for, among other matters:

●	monitoring the integrity of the Company’s financial reporting process, including critical accounting policies and estimates, and systems of internal controls regarding finance, accounting, legal and regulatory compliance;

●	monitoring the independence and performance of our independent auditors and our accounting personnel;

●	providing an avenue of communication among the independent auditors, management, our accounting personnel, and the Board;

●	appointing and providing oversight for the independent auditors engaged to perform the audit of the financial statements;

●	discussing the scope of the independent auditors’ examination;

●	reviewing the financial statements and the independent auditors’ report;

●	reviewing areas of potential significant financial risk and exposure to us, to the extent that there are any, and assessing the steps management has taken to monitor such risks;

●	monitoring compliance with legal and regulatory requirements;

●	soliciting recommendations from the independent auditors regarding internal controls and other matters;

●	making recommendations to the Board;

●	resolving any disagreements between management and the auditors regarding financial reporting;

●	preparing the report required by Item 407(d) of Regulation S-K, as required by the rules of the SEC;

●	reviewing issues regarding accounting principles and financial statement presentation (including any significant changes in our selection or application of accounting principles); and

●	reviewing the effectiveness of any special accounting steps adopted in light of identified significant and/or material control deficiencies.

Compensation Committee

The members of our Compensation Committee are Mr. Joshua Silverman (chairman) and Mr. Bill White. Each such member is “independent” within the meaning of the Nasdaq Stock Market Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board of Directors in the discharge of its responsibilities relating to the compensation of the Board of Directors and our executive officers. Mr. Silverman will serve as Chairman of our Compensation Committee.

The Committee’s compensation-related responsibilities include, but are not limited to:

●	reviewing on an annual basis goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and determining and recommending such goals, objectives and compensation of our Chief Executive Officer’s to the Board for its approval;

●	reviewing and approving on an annual basis the compensation of our executive officers other than our Chief Executive Officer;

●	reviewing and recommending on an annual basis to the Board for its approval, the fees and equity compensation paid to the Company’s non-employee directors;

●	retaining and terminating any compensation consultant to be used by the Compensation Committee or us to assist in the evaluation of the compensation of non-employee directors, the CEO or the other executive officers and approving such compensation consultant’s fees and other retention terms, and overseeing the work of such compensation consultant;

●	reviewing and making recommendations to the Board with respect to incentive-compensation programs and equity-based plans and the adoption of or material changes in material employee benefit, bonus, severance and other compensation plans;

●	determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or the Board.

●	determining and approving the options and other equity-based compensation to be granted to executive officers, other than the Chief Executive Officer;

●	recommending to the Board for approval options and other equity-based compensation to be granted to the Chief Executive Officer and non-employee directors’; and

●	in conjunction with the CEO, determining the issuance of options and other equity-based compensation under the Company’s incentive compensation and other stock-based plans to all other officers and employees.

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

The Committee’s responsibilities include:

●	overseeing the administration of our Code of Business Ethics and Conduct and related policies;

●	leading the search for and recommending individuals qualified to become members of the Board, and selecting director nominees to be presented for election by the shareholders at each annual meeting;

●	ensuring, in cooperation with the Compensation Committee, that no agreements or arrangements are made with directors or relatives of directors for providing professional or consulting services to us or our affiliate or individual officer or one of their affiliated, without appropriate review and evaluation for conflicts of interest;

●	ensuring that Board members do not serve on more than three other for-profit public company boards that have a class of securities registered under the Exchange Act in addition to the Board;

●	reviewing the Board’s committee structure and to recommend to the Board for its approval;

●	reviewing recommendations received from shareholders for persons to be considered for nomination to the Board;

●	monitoring compliance with our corporate governance guidelines;

●	developing and implementing an annual self-evaluation of the Board, both individually and as a Board, and of its committees;

●	reviewing and recommending changes to procedures whereby shareholders may communicate with the Board;

●	assessing the independence of directors annually and report to the Board;

●	recommending to the Board for its approval, the leadership structure of the Board, including whether the Board should have an executive or non-executive Chairman, whether the roles of Chairman and Chief Executive Officer should combine, and whether a Lead Director of the Board should be appointed; provided that such structure shall be subject to the bylaws of the Company then in effect.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Risk and Disclosure Committee

Pursuant to the Settlement, we formed a Risk and Disclosure Committee, which is served by the members of the Audit Committee, which reviews our ethics and risk program and internal controls over compliance and identifies and recommends to the Board any changes that it deems necessary. The Risk and Disclosure Committee also monitors compliance with our Code of Business Ethics and Conduct, reviews and evaluates our public disclosures and procedures and handles any whistleblower complaints. Each member of the Risk and Disclosure Committee is “independent” within the meaning of the NASDAQ Rules. The purpose of the Risk and Disclosure Committee is to (1) assist the Board in fulfilling its oversight responsibilities relating to (a) the compliance by the Company with the Company’s Code of Ethics and the Whistleblower Policy, (b) the design, implementation and execution of the Company’s Code of Ethics and ethics and risk program and evaluation of the internal controls over compliance; and (c) matters relating to the Company’s Whistleblower Policy and the Code of Ethics; and (2) assist the Board and Company management in establishing an appropriate “tone at the top” and promoting a strong “culture of compliance” throughout the Company, while also recognizing that other Board committees assist the Board in fulfilling its oversight responsibilities relating to various areas of legal and regulatory compliance.

The Risk and Disclosure Committee’s responsibilities include:

●	reviewing the effectiveness of our Code of Ethics annually, including our ethics and risk program, and recommending to the Board any changes to our policies and internal controls as necessary;

●	monitoring compliance with our Code of Ethics, and specifically reviewing and evaluating our public disclosures and annually reviewing and evaluating our disclosure controls and procedures;

●	reviewing and approving any waivers of provisions of the Code of Ethics;

●	addressing any whistleblower complaints and ensuring that all whistleblower complaints are appropriately reviewed by the Risk and Disclosure Committee and that any appropriate remedial action if necessary is taken based on the results of its review; and

●	ensuring that non-retaliation policies are instituted and strictly complied with in order to protect any Company employee who reports a whistleblower complaint.

The Risk and Disclosure Committee is empowered to conduct or cause to be conducted any investigation appropriate to fulfilling its responsibilities, and shall have direct access to the external auditors, the internal auditor and Company employees as necessary. The Committee shall have the authority to (a) retain, at the expense of the Company, the advice and assistance of outside advisors, including independent compliance consultants and independent legal advisors, as it may deem necessary or appropriate to fulfill its responsibilities, (b) conduct or authorize investigations into or studies of matters within the Committee’s responsibilities and (c) perform all acts necessary to fulfill its responsibilities and achieve its objectives under its charter and as otherwise directed by the Board, provided that such acts are not in violation of the Certificate of Incorporation or Bylaws of the Company, the Company’s Code of Ethics or the Whistleblower Policy or any laws or regulations applicable to the Company.

Involvement in Certain Legal Proceedings

There have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of our directors or executive officers, or in which any director, officer, or principal stockholder, or any affiliate thereof, is a party adverse to us or has a material interest adverse to us.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2020, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Item 11. Executive Compensation.

The compensation provided to our “named executive officers” for 2020 and 2019 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.

Our named executive officers who appear in the 2020 Summary Compensation Table are:

Howard R. Yeaton	Former Interim Chief Financial Officer
Christopher C. Schreiber	President and Chief Executive Officer

Summary Compensation Table

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Chief Executive Officer, and our other most highly compensated executive officers who earned in excess of $100,000 during 2020 and 2019.

Name and		Salary	Bonus	Stock Awards		All Other Compensation	Total
Principal Position	Year	$	$	$(2)		$	$

Howard R. Yeaton (1)
Former Interim	2020	228,386	-	-		12,000	240,386
Chief Financial Officer	2019	300,000	-	26,302		12,000	338,302

Christopher C. Schreiber (2)
President and Chief Executive Officer	2020	300,000	150,000	590,240	(4)	57,618	1,097,858
	2019	50,000	-	-		4,637	54,637

65

(1)

During the years ended December 31, 2020 and 2019, Financial Consulting Strategies LLC (“FCS”), a consulting firm owned by Mr. Yeaton, provided services to us valued at $14,500 and $38,888, respectively. On January 6, 2020, Mr. Yeaton entered into a new employment agreement with us whereby he would serve solely as the interim Chief Financial Officer. Pursuant to a mutual understanding between Akers and Mr. Yeaton, Mr. Yeaton’s employment as interim Chief Financial Officer ceased as of August 19, 2020.

(2)

In accordance with SEC rules, this column reflects the aggregate fair value of stock awards granted during the fiscal year ended December 31, 2020, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification (“FASB ASC”) Topic 718 for share-based compensation transactions.

(3)

On January 24, 2020, Mr. Schreiber entered into an employment agreement, under which he would receive an annual salary of $300,000. On November 20, 2020, Mr. Schreiber resigned from his position as Executive Chairman of the Akers Board of Directors and was appointed as Akers’ Chief Executive Officer. Mr. Schreiber continued to serve in his position as President of Akers and his employment agreement with Akers remained in effect.

(4)	On September 11, 2020, Akers granted each director restricted stock units (“RSUs”) to purchase shares of Akers common stock, and Mr. Schreiber was granted 263,500 RSUs.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with each of our named executive officers.

Employment of Christopher C. Schreiber

On January 24, 2020, our Board independently reviewed and approved entering into an executive chairman agreement with Christopher C. Schreiber (the “Executive Chairman Agreement”). Pursuant to the Executive Chairman Agreement, Mr. Schreiber agreed to serve as the Executive Chairman of our Board, as long as he is a member of the Board, or until termination of the Executive Chairman Agreement (as described below) or upon his earlier death, incapacity, removal, or resignation. On November 20, 2020, Mr. Schreiber resigned from his position as Executive Chairman of the Board and was appointed as our Chief Executive Officer, effective November 20, 2020, with Mr. Schreiber to continue serving as our principal executive officer and president. Mr. Schreiber’s Executive Chairman Agreement remains in effect, except for the title of his position. Pursuant to the Executive Chairman Agreement, Mr. Schreiber is entitled to receive: (i) an annual base salary of $300,000, payable monthly in equal installments, paid retroactively as of November 1, 2019 (it being agreed that such fee shall be inclusive of any fees associated with Schreiber’s services as both a director of Akers and in the capacity of Executive Chairman), (ii) employee benefits including, health insurance, dental insurance, basic life and accidental death and dismemberment insurance, long and short term disability insurance and participation in our 401(k) Plan, (iii) annual or other bonuses in cash and/or in securities of Akers and/or otherwise, which bonuses, if any, shall be awarded in the complete discretion of the Board or a designated committee thereof and (iv) reimbursements for pre-approved reasonable business-related expenses incurred in good faith in the performance of Mr. Schreiber’s duties for the Company.

The Executive Chairman Agreement established an “at will” employment relationship pursuant to which Mr. Schreiber served as Executive Chairman. We may terminate the Executive Chairman Agreement for any reason or no reason, and Mr. Schreiber may voluntarily resign for any reason or no reason with sixty (60) days’ notice. The Executive Chairman Agreement also provides that Mr. Schreiber may not compete against us or solicit our employees or customers for a period of one (1) year after termination of the Executive Chairman Agreement or his association with us for any reason.

Employment of Howard R. Yeaton

Effective on October 5, 2018, the Board of Directors appointed Howard R. Yeaton, who through FCS served previously as a consultant to us, to serve as our Chief Executive Officer and Interim Chief Financial Officer. Mr. Yeaton is the managing principal of FCS and our relationship with FCS shall continue, with FCS continuing to provide accounting services to us. During the year ended December 31, 2020, we paid a total of $32,823 to FCS in connection with these services, and during the year ended December 31, 2019, we paid a total of $49,972 to FCS in connection with these services. In connection with his appointment as our Chief Executive Officer and interim Chief Financial Officer, we and Mr. Yeaton entered into an offer of employment, dated October 5, 2018 which terminated December 31, 2019, after which date Mr. Yeaton stopped serving as our Chief Executive Officer. The employment agreement provided for the following compensation for Mr. Yeaton: (i) twenty-five thousand dollars ($25,000) per month in base salary, (ii) a monthly grant of one hundred fifty six (156) unrestricted shares of the our common stock pursuant to the Akers Biosciences, Inc. 2017 Stock Incentive Plan, (iii) Mr. Yeaton will be afforded other employee benefits including, health insurance, dental insurance, basic life and accidental death and dismemberment insurance, long and short term disability insurance and participation in our 401(k) Plan, and (iv) will be reimbursed for reasonable and necessary travel and business expenses including the expenses of travel and hotel stays in or near Thorofare, New Jersey.

On January 6, 2020, the Board appointed Mr. Yeaton as our interim Chief Financial Officer. In connection with his appointment as our interim Chief Financial Officer, we and Mr. Yeaton entered into a new offer of employment, dated January 6, 2020, which was scheduled to terminate on August 19, 2020. Pursuant to such agreement, Mr. Yeaton received: (i) twenty-five thousand dollars ($25,000) per month in base salary, (ii) employee benefits including health insurance, dental insurance, basic life and accidental death and dismemberment insurance, long and short term disability insurance and participation in our 401(k) Plan, and (iii) reimbursement of reasonable and necessary travel and business expenses including the expenses of travel and hotel stays in or near Thorofare, New Jersey. Pursuant to a mutual understanding between Akers and Mr. Yeaton, Mr. Yeaton’s employment as interim Chief Financial Officer ceased as of August 19, 2020.

On July 21, 2020, we entered into a CFO Consulting Agreement (the “Consulting Agreement”) with Brio Financial Group (“Brio”), pursuant to which we appointed Mr. Stuart Benson as Interim Chief Financial Officer, effective August 19, 2020, with a term ending June 30, 2021. Pursuant to the Consulting Agreement, the Company will pay Brio an initial retainer fee of $7,500 and a fixed monthly payment of $13,500, commencing August 15, 2020. On January 28, 2021, Stuart Benson notified us that his employment as Interim Chief Financial Officer of the Company would cease effective as of January 29, 2021, as Mr. Benson’s employment with Brio would come to an end on the same date. Effective as of February 1, 2021, we appointed Ian Rhodes as our new Interim Chief Financial Officer, pursuant to the same Consulting Agreement, with a term ending June 30, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to Mr. Schreiber and which remained outstanding as of December 31, 2020.

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Christopher C. Schreiber President and Chief Executive Officer	263,500	(1)	590,240

(1) Granted on September 11, 2020.

On January 23, 2014, we adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the our Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by stockholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 4,323 shares of Akers common stock, and 1,510 shares of common stock remain available for grants under the 2013 Plan.

On August 7, 2017, the stockholders approved, and Akers adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 7,031 shares of Akers common stock. The purpose of the 2017 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and our parents, subsidiaries and affiliates whose contributions are essential to the growth and success of our business. As of December 31, 2020, grants of restricted stock and options to purchase totaling 3,064 shares of common stock have been issued pursuant to the 2017 Plan and 3,967 shares of common stock remain available for grants under the 2017 Plan. The 2017 Plan provides for the issuance of shares of Akers common stock through the grant of non-qualified options, incentive options, restricted stock and unrestricted stock to directors, officers, consultants, attorneys, advisors and employees.

On December 7, 2018, the stockholders approved, and we adopted the 2018 Plan and on August 27, 2020, the stockholders approved, and we adopted an amendment to the plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2018 Plan by an additional 1,042,000 shares. The 2018 Plan, as amended, provides for the issuance of up to 1,120,125 shares of Akers common stock. The purpose of the 2018 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and to promote the success of our business. As of December 31, 2020, grants of RSUs to purchase 804,963 shares of common stock have been issued pursuant to the 2018 Plan, and 315,162 shares of common stock remain available for issuance. The 2018 Plan provides for the issuance of shares of Akers common stock through the grant of options, restricted stock, stock appreciation rights, other stock-based awards, performance compensation awards to directors, officers, consultants, advisors and employees. In addition, the 2018 Plan provides the Compensation Committee of the Board with discretion to accelerate the vesting and exercisability of outstanding awards upon the occurrence of a change of control (as defined in the 2018 Plan).

On March 29, 2019, the Compensation Committee of the Board approved the grant of 5,201 RSUs to Mr. Schreiber. Each RSU had a grant date fair value of $23.28 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within our Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan, and vested on January 1, 2020.

On August 27, 2020, we held our 2020 annual meeting of stockholders. At the annual meeting, the stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2018 Plan by an additional 1,042,000 shares, to a total of 1,120,125 shares of Akers common stock.

On September 11, 2020, the Compensation Committee of our Board approved the grant of 263,500 RSUs to Mr. Schreiber. Each RSU had a grant date fair value of $2.24 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within our Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan, with 50% to vest on the first anniversary of the date of grant, and the remaining 50% to vest on the second anniversary of the date of grant, provided that the RSUs shall vest immediately upon the occurrence of (i) a change in control, provided that Mr. Schreiber is employed or providing services to us and our affiliates on the closing date of such change in control, (ii) Mr. Schreiber’s termination of employment or services to us and our affiliates by reason of death or disability, or (iii) Mr. Schreiber’s termination of employment or services by us without cause. At our election, the vested RSUs may be settled for cash.

Director Compensation

The following table sets forth summary information concerning the total compensation earned for each non-employee member of the Board during the year ended December 31, 2020 and is contemplated to continue serving as a director of the combined company. All compensation paid to Mr. Schreiber is reported under the Summary Compensation Table.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)		Total ($)
Josh Silverman (2)	176,000	490,560	(5)	666,560
Bill J. White (3)	96,000	490,560	(5)	586,560
Robert Schroeder (4)	96,000	196,806	(5)	292,806

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock awards granted during the fiscal year ended December 31, 2020, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.
(2)	On November 20, 2020, Mr. Silverman was appointed as Chairman of the Board. As of December 31, 2020, Mr. Silverman had 219,000 outstanding RSUs.
(3)	As of December 31, 2020, Mr. White had 219,000 outstanding RSUs.
(4)	As of December 31, 2020, Mr. Schroeder had 87,860 outstanding RSUs.
(5)	On September 11, 2020, we granted each director restricted stock units to purchase shares of Akers common stock, as follows: Mr. Schreiber was granted 263,500 RSUs; each of Mr. Silverman and Mr. White were granted 219,000 RSUs; and Mr. Schroeder was granted 87,860 RSUs. On March 29, 2019, we granted each directors RSUs to purchase 5,201 shares of our commons stock, which vested in full on January 1, 2020.

Narrative Disclosure to Director Compensation Table

As approved by the Compensation Committee of the Board on March 29, 2019, beginning in April 2019, each serving director who is not also holding a position as an executive officer is paid $8,000 per month. On or around May 2020, the Compensation Committee of the Board approved payments to Mr. Silverman of $18,000 per month, beginning in May 2020. All director fees were paid on a monthly basis. There was no other compensation for directors during the year ended December 31, 2020.

On September 11, 2020, the Compensation Committee of the Board approved the grant of 263,500 RSUs to Mr. Schreiber, 219,000 RSUs to each of Mr. Silverman and Mr. White; and 87,860 RSUs to Mr. Schroeder. Each RSU had a grant date fair value of $2.24 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within our Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan, with 50% to vest on the first anniversary of the date of grant, and the remaining 50% to vest on the second anniversary of the date of grant, provided that the RSUs shall vest immediately upon the occurrence of (i) a change in control, provided that the grantee is employed or providing services to us and our affiliates on the closing date of such change in control, (ii) the grantee’s termination of employment or services to us and our affiliates by reason of death or disability, or (iii) the grantee’s termination of employment or services to us without cause. At our election, the vested RSUs may be settled for cash.

On November 23, 2020, we retained Taglich Brothers on a non-exclusive basis as a consultant to render consulting services, assist with review, and analysis of, financial planning and budgeting matters of the Company for a term of 12 months. Pursuant to the Consulting Agreement with Taglich Brothers, we agreed to pay Taglich Brothers $10,000 per month.

Mr. Schreiber is the managing director of capital markets at Taglich Brothers, and Mr. Schroeder is the vice president of investment banking at Taglich Brothers.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s Equity Compensation Plan as of the fiscal year ended December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	789,360	$2.24	320,639
Equity compensation plans not approved by security holders	—	$—	—
Total	789,360	$2.24	320,639

(1) Represents shares available to issuance under the Equity Compensation Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our voting securities as of February 26, 2021 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our named executive officers and directors; and (iii) all of our named directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Akers Biosciences, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036. Percentage of common stock ownership is based on 16,652,829 shares of common stock issued and outstanding as of February 26, 2021.

The number of shares of Akers common stock beneficially owned by the principal stockholders and the percentage of shares outstanding, as set forth below, take into account certain limitations on the conversion of Akers preferred stock or the exercise of warrants to purchase Akers common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of February 26, 2021 by that stockholder are deemed outstanding.

	As of February 26, 2021
Name	Number of Shares of Akers Common Stock Beneficially Owned (1)		Percentage Class (1)
5% Beneficial Owner
Iroquois Capital Management L.L.C.	1,709,890	(2)	9.99%
Intracoastal Capital LLC	1,459,458	(3)	8.40%
Mainfield Enterprises Inc.	1,081,081	(4)	6.49%
Named Executive Officers and Directors
Bill J. White(5)(6)	—		—
Joshua Silverman(5)(6)	—		—
Christopher C. Schreiber(5)(6)	—		—
Robert C. Schroeder(5)(6)	—		—
Howard R. Yeaton(7)	2,345		—
All NEOs and directors as a group (5 persons)	2,345		*

* Less than 1%.

1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 26, 2021, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

2)

This information is based on a Schedule 13G/A filed with the SEC on February 22, 2021 by Iroquois Capital Management, LLC (“Iroquois Capital”) and on information available to the Company. The principal business office is 125 Park Avenue, 25th Floor, New York, NY 10017. Iroquois Capital is the investment advisor for Iroquois Master Fund, Ltd. (“IMF”). As directors of IMF, Kimberly Page and Richard Abbe make voting and investment decisions on behalf of IMF. As a result of the foregoing, Ms. Page and Mr. Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by Iroquois Capital and IMF. The shares included in the table report the number of shares that would be issuable giving effect to the 9.99% beneficial ownership blocker included in the Pre-Funded Warrants and the warrants. The percentage included in the table gives effect to the 9.99% beneficial ownership blocker included in the Pre-Funded Warrants and warrants.

IMF owns 969,998 shares of Akers common stock, Pre-Funded Warrants to purchase 770,270 shares of Akers common stock issued in connection with the Akers Private Placement and warrants to purchase 1,546,328 shares of Akers common stock.

Mr. Abbe has voting control and investment discretion over securities held by Iroquois Capital Investment Group LLC (“ICIG”). As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by ICIG. ICIG owns 270,270 shares of common stock, Pre-Funded Warrants to purchase 270,270 shares of Akers common stock issued in connection with the Akers Private Placement and warrants to purchase 549,221 shares of Akers common stock.

Pursuant to the 9.99% blocker, the amounts reported in the table exclude 570,918 shares underlying Pre-Funded Warrants and 2,081,080 shares underlying Investor Warrants. Also excluded are 14,469 shares underlying warrants that are subject to a 4.99% blocker.

3)	This information is based on a Schedule 13G/A filed with the SEC on January 29, 2021 by Intracoastal Capital LLC (“Intracoastal”). The Schedule 13G reports shared voting power for 1,459,458 shares of Akers common stock and shared dispositive power for 1,459,458 shares of Akers common stock. Each of Mr. Mitchell P. Kopin, whose principal business office is 245 Palm Trail, Delray Beach, Florida 33483 and Mr. Daniel B. Asher, whose principal business office is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604, may be deemed to have beneficial ownership of the 1,459,458 shares of Akers Common Stock, which consists of (i) 729,729 shares of Akers common stock and (ii) 729,729 shares of Akers common stock issuable upon exercise of a warrant held by Intracoastal. The shares exclude 195 shares of Akers common stock issuable upon exercise of a second warrant held by Intracoastal because such shares are subject to a 4.99% blocker. Without such 4.99% blocker, each of Intracoastal, Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership of 1,459,653 shares of Akers common stock.

4)

This information is based on a Schedule 13G filed with the SEC on February 18, 2021 by Mainfield Enterprises Inc. (“Mainfield”). The Schedule 13G reports shared voting power for 1,081,081 shares of Akers common stock and shared dispositive power for 1,081,081 shares of Akers common stock. The Akers common stock is held directly by Mainfield, which is wholly-owned by Trumano International Inc. (“Trumano”), which is party to an investment management agreement with Enright Holding Corp. (“Enright”). Enright is party to an advisory agreement with Mercury Advisory Limited (“Mercury”), and Mr. Eli Gabso exercises investment discretion of the shares of Akers common stock on behalf of Mercury. The principal business address of Mainfield, Trumano and Enright is c/o Icaza, Gonzalez-Ruiz & Aleman (BVI) Trust Limited, Tortola Pier Park, Building 1, Second Floor, Wickhams Cay I, Tortola VG1110, Tortola, British Virgin Islands. The principal business address of Mercury and Mr. Gabso is c/o Sage Capital Global Limited, 9th Floor, Berkeley Square House, Berkeley Square W1J6BR, London, UK. The shares exclude 1,081,081 shares of Akers common stock issuable upon exercise of a warrant held by Mainfield because such shares are subject to a 4.99% blocker. Without such 4.99% blocker, each of Mainfield, Trumano, Enright, Mercury and Mr. Gabso may be deemed to have beneficial ownership of 2,162,162 shares of Akers common stock.

5)	On March 29, 2019, the Compensation Committee of the Board granted to each of Mr. Schreiber, Mr. White and Mr. Silverman 5,201 RSUs, which vested on January 1, 2020, for services as directors of our company.

6)	On September 11, 2020, the Board granted to Mr. Schreiber 263,500 RSUs, each of Mr. Silverman and Mr. White 219,000 RSUs, and Mr. Schroeder 87,860 RSUs under the 2018 Plan.

7)	In connection with his appointment as our Chief Executive Officer and interim Chief Financial Officer, Akers and Mr. Yeaton entered into an employment agreement, dated October 5, 2018 which terminated on December 31, 2019. Effective on January 1, 2020, Mr. Yeaton entered into a new agreement with Akers whereby he served as the interim Chief Financial Officer. Pursuant to a mutual understanding between Akers and Mr. Yeaton, Mr. Yeaton’s employment as interim Chief Financial Officer ceased as of August 19, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons are governed by our Code of Ethics, which applies to all of our associates, as well as each of our directors and certain persons performing services for us. This code covers a wide range of potential activities, including, among others, conflicts of interest, self-dealing and related party transactions. Waiver of the policies set forth in this code will only be permitted when circumstances warrant. Such waivers for directors and executive officers, or that provide a benefit to a director or executive officer, may be made only by the Board, as a whole, or the Audit Committee and must be promptly disclosed as required by applicable law or regulation. Absent such a review and approval process in conformity with the applicable guidelines relating to the particular transaction under consideration, such arrangements are not permitted.

Other than as described below, compensation and employment agreements, and other arrangements which are described under “Item 11. Executive Compensation” herein, since January 1, 2019, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officers, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

In connection with the Private Placement, Iroquois Master Fund Ltd. (“IMF”), and its affiliate, Iroquois Capital Investment Group, LLC (“ICIG”), received an aggregate of 1,040,540 shares of Akers common stock, 1,040,540 Pre-Funded Warrants and 2,081,080 Investor Warrants and Intracoastal Capital, LLC received 729,729 shares of Akers common stock, and 729,729 Investor Warrants, and Mainfield Enterprises Inc. (“Mainfield”) received 1,081,081 shares of Akers common stock, and 1,081,081 Investor Warrants. In addition, each of IMF, ICIG and Mainfield entered into a lock-up and support agreement with Akers, pursuant to which such investors agreed, from the date of the lock-up and support agreement until May 31, 2021, to vote such investors’ shares of Akers common stock in favor of each matter proposed and recommended for approval by the Board or management at every stockholders’ meeting. For more information on the Private Placement, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Private Placement” included in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

	2020	2019
Audit Fees	$146,000	$139,000
Audit-Related Fees	$5,000	$37,450
Tax Fees	$10,000	$10,000
All Other Fees	$-	$-
TOTAL	$161,000	$186,450

Audit Fees. This category includes the audit of our annual consolidated financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years.

Audit-Related Fees. This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by the Morison Cogen LLP, other than the services reported in the categories above.

Pre-Approval Policies and Procedures

Under the Audit Committee’s pre-approval policies and procedures, the Audit Committee is required to pre-approve all fees paid to, and all services performed by, our independent registered public accounting firm. At the beginning of each year, the Audit Committee pre-approves the proposed services, including the nature, type and scope of services contemplated and the related fees to be rendered by our independent registered public accounting firm during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

All of the services rendered by Morison Cogen LLP in 2020 were pre-approved by the Audit Committee

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statements Schedule

None. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits

See “Index to Exhibits” for a description of our exhibits.

Item 16. Form 10-K Summary.

Not applicable

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

3.1	Amended & Restated Certificate of Incorporation dated March 7, 2002 (incorporated herein by reference to Exhibit 3.1 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation dated May 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Akers Biosciences, Inc.’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on October 21, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation dated December 20, 2006 (incorporated herein by reference to Exhibit 3.3 to Akers Biosciences, Inc.’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on October 21, 2020).

3.4	Amendment to Certificate of Incorporation of Akers Biosciences, Inc., dated June 2, 2008 (incorporated herein by reference to Exhibit 3.2 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.5

Amendment to Certificate of Incorporation of Akers Biosciences, Inc., dated January 22, 2013 (incorporated herein by reference to Exhibit 3.4 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.6

Certificate of Amendment to Certificate of Incorporation of Akers Biosciences, Inc., dated November 7, 2018 (incorporated herein by reference to Exhibit 3.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2018).

3.7	Certificate of Amendment to Certificate of Incorporation of Akers Biosciences, Inc., dated November 15, 2019 (incorporated herein by reference to Exhibit 3.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2019).

3.8	Certificate of Amendment to Certificate of Incorporation of Akers Biosciences, Inc., dated November 22, 2019 (incorporated herein by reference to Exhibit 3.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2019).

3.9	Certificate of Amendment to the Certificate of Incorporation of Akers Biosciences, Inc., dated January 3, 2020 (incorporated herein by reference to Exhibit 3.1 to Akers Biosciences, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020)

3.10

Certificate of Amendment to the Certificate of Incorporation of Akers Biosciences, Inc., dated October 12, 2020 (incorporated herein by reference to Exhibit 3.13 to Akers Biosciences, Inc.’s Amendment to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 21, 2020).

3.11	Amendment to Certificate of Incorporation, Certificate of Designation of Series A Preferred Stock of Akers Biosciences, Inc., dated September 21, 2012 (incorporated herein by reference to Exhibit 3.3 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

3.12	Certificate of Amendment to the Certificate of Incorporation, Certificate of Designation of Series B Convertible Preferred Stock of Akers Biosciences, Inc., dated December 19, 2017 (incorporated herein by reference to Exhibit 3.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2017).

3.13	Certificate of Designation of Series C Convertible Preferred Stock of Akers Biosciences, Inc., dated December 9, 2019 (incorporated herein by reference to Exhibit 3.10 to Akers Biosciences, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2020).

3.14	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Akers Biosciences, Inc., dated March 24, 2020 (incorporated herein by reference to Exhibit 3.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

3.15	Certificate of Designations of Series E Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

3.16	Amended and Restated Bylaws of Akers Biosciences, Inc. dated July 21, 2020 (incorporated herein by reference to Exhibit 3.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020).

4.1+	Description of Securities

4.2	Form of Voting Agreement, by and between Akers Biosciences, Inc. and the directors, officers and certain specified stockholders of MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.3	Form of Voting Agreement, by and between MYMD Pharmaceuticals, Inc. and the directors, officers and certain stockholders of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 2.3 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020)

4.4	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on November 18, 2013).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017).

4.6	Form of Purchaser Warrant (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

4.7	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

4.8	Form of Purchaser Warrant (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2017).

4.9	Form of Underwriter’s Warrant (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 15, 2017).

4.10	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.7 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 15, 2017).

4.11	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

4.12	Form of Series C Convertible Preferred Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.9 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

4.13	Form of Pre-Funded Warrant Certificate (incorporated herein by reference to Exhibit 4.10 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

4.14	Form of Placement Agent Warrant Certificate (incorporated herein by reference to Exhibit 4.11 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

4.15	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

4.16	Form of Placement Agent Warrant (incorporated herein by references to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

4.17	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

4.18	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2020).

4.19	Rights Agreement dated as of September 9, 2020 between Akers Biosciences, Inc. and VStock Transfer, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.20	Form of Pre-Funded Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.21	Form of Investor Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.1	Amended License and Supply Agreement by and between Akers Biosciences, Inc. and Chubeworkx Guernsey Limited (as successor to Sono International Limited) (“Chubeworkx”), (EN)10 (Guernsey) Limited (formerly BreathScan International (Guernsey) Limited) and (EN)10 Limited (formerly BreathScan International Limited), dated June 12, 2013 (incorporated herein by reference to Exhibit 10.4 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.2	Share Purchase Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013 (incorporated herein by reference to Exhibit 10.5 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.3	Subscription Agreement by and between Akers Biosciences, Inc. and Chubeworkx, dated June 12, 2013 (incorporated herein by reference to Exhibit 10.7 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.4	Subscription Agreement by and between Akers Biosciences, Inc. and Thomas J. Knox, dated September 14, 2012(incorporated herein by reference to Exhibit 10.8 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.5	Promissory Note entered into by Thomas J Knox issued in favor of Akers Biosciences, Inc., dated September 14, 2012 (incorporated herein by reference to Exhibit 10.9 to Akers Biosciences, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 7, 2013).

10.6	License and Supply Agreement by and among Akers Biosciences, Inc., Sono International Limited (“SIL”), BreathScan International (Guersney) Limited and BreathScan International Limited, dated June 19, 2012 (incorporated herein by reference to Exhibit 10.10 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.7	Distribution Agreement by and among Akers Biosciences, Inc. and Fisher Healthcare, and Amendment thereto, dated June 15, 2010 and May 1, 2012, respectively. (incorporated herein by reference to Exhibit 10.11 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.8	National Brand Distribution Agreement by and among Akers Biosciences, Inc. and Cardinal Health 2000, and Amendment thereto, dated May 1, 2007 and June 1, 2008, respectively. (incorporated herein by reference to Exhibit 10.12 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 8, 2013).

10.9#	2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.14 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.10#	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.15 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.11#	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.16 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.12#	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.17 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.13#	Form of Incentive Stock Option (incorporated herein by reference to Exhibit 10.18 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.14	Letter Agreement, dated December 3, 2013, by and between Akers Biosciences, Inc. and Mr. Thomas Knox (incorporated herein by reference to Exhibit 10.19 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.15	Joint Venture Agreement, dated October 24, 2014, by and between Akers Biosciences, Inc., Hainan Savy Investment Management Ltd, and Thomas Knox (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2014).

10.16	Amended and Restated 2013 Incentive Stock and Award Plan of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.17	Form of Lock Up Agreement of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 10.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.18#	Employment Agreement between Akers Biosciences, Inc. and John J. Gormally, dated December 1, 2015. (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015).

10.19	First Amendment to the Amended and Restated 2013 Incentive Stock and Award Plan of Akers Biosciences, Inc. (incorporated by referenced to Exhibit 10.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.20	Form of Placement Agency Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and Joseph Gunnar and Co., LLC (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.21	Form of Securities Purchase Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and various purchasers. (incorporated herein by reference to Exhibit 10.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.22	Form Registration Rights Agreement, dated March 30, 2017, by and between Akers Biosciences, Inc. and various purchasers (incorporated herein by reference to Exhibit 10.3 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.23#	Akers Biosciences, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.24	Form Warrant Exercise Agreement, dated October 12, 2017 by and between Akers Biosciences, Inc. and various holders (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2017).

10.25#	Form of Resignation Agreement of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2018).

10.26#	Offer of Employment to Howard R. Yeaton, dated October 5, 2018 (incorporated herein by reference to Exhibit 10.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2018).

10.27	Form of Securities Purchase Agreement, dated October 31, 2018, by and among Akers Biosciences, Inc. and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

10.28	Akers Biosciences, Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2018).

10.29	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.29 to Akers Biosciences, Inc.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

10.30#	Offer of Employment to Howard R. Yeaton, dated January 6, 2020 (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020).

10.31#	Offer of Employment to Christopher C. Schreiber, dated January 31, 2020 (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020).

10.32	Membership Interest Purchase Agreement, dated as of March 23, 2020, by and among the members of Cystron Biotech, LLC and Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.33	Support Agreement, dated as of March 23, 2020, by and among Akers Biosciences, Inc. and certain of its stockholders (incorporated herein by reference to Exhibit 10.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.34	Registration Rights Agreement, dated as of March 23, 2020, by and among certain members of Cystron Biotech, LLC and Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 10.3 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.35	Amended and Restated License and Development Agreement by and among Premas Biotech PVT Ltd and Cystron Biotech, LLC (incorporated herein by reference to Exhibit 10.4 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.36	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

10.37	Amendment No.1 to the Membership Interest Purchase Agreement, dated May 14, 2020 (incorporated herein by reference to Akers Biosciences, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020).

10.38	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

10.39#	CFO Consulting Agreement, dated as of July 21, 2020, between Akers Biosciences, Inc. and Brio Financial Group (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2020).

10.40	Settlement Agreement and General, Release, dated as of August 3, 2020, by and among Akers Biosciences, Inc. and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 07, 2020).

10.41	Leak-Out and Support Agreement, dated as of August 3, 2020, by and among Akers Biosciences, Inc. and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 07, 2020).

10.42	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

10.43#	Akers Biosciences, Inc. 2018 Plan Amendment (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).

10.44	Form of Lock-Up/Leak-Out Agreement (incorporated herein by reference to Exhibit 10.1 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.45	The Secured Promissory Note, dated November 11, 2020, by and between Akers Biosciences, Inc. and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.46	Form of Securities Purchase Agreement, dated November 11, 2020, by and between Akers Biosciences, Inc. and purchasers named therein (incorporated herein by reference to Exhibit 10.3 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.47	Form of Lock-Up and Support Agreement, dated November 11, 2020, by and between Akers Biosciences, Inc. and its stockholders named therein (incorporated herein by reference to Exhibit 10.4 to Akers Biosciences, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

21.1+	List of Subsidiaries of Akers Biosciences, Inc.

23.1+	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes.

+ Filed herewith

# Management contract or compensatory plan or arrangement.

** The schedules and exhibits to the Agreement and Plan of Merger and Reorganization have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERS BIOSCIENCES, INC.

Date: March 1, 2021	By:	/s/ Christopher C. Schreiber
	Name:	Christopher C. Schreiber
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher C. Schreiber	President, Chief Executive Officer and Director	March 1, 2021
Christopher C. Schreiber	(Principal Executive Officer)

/s/ Ian Rhodes	Interim Chief Financial Officer	March 1, 2021
Ian Rhodes	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua Silverman	Chairman of the Board	March 1, 2021
Joshua Silverman

/s/ Bill J. White	Director	March 1, 2021
Bill J. White

/s/ Robert C. Schroeder	Director	March 1, 2021
Robert C. Schroeder

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akers Biosciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akers Biosciences, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

As discussed in Note 3 to the consolidated financial statements, historically, the Company has incurred net losses. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements. The Company believes that its current financial resources as of the date of issuance of the consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of December 31, 2020 as they fall due in the next twelve-month period, and as such have concluded that there are no material uncertainties related to events or conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. In making such a determination, management prepared a short-term cash flow projection. Management used significant assumptions in preparing the short-term cash flow projection, which included operating costs and financing obligations.

The principal considerations for our determination that performing procedures relating to the going concern assessment is a critical audit matter are the significant judgments in management’s plans to fund its operating budget and contractual obligations. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s conclusion that it is probable the Company’s plans will be effectively implemented within twelve months after the date the consolidated financial statements are issued and will provide the necessary cash flows to fund the Company’s operating budget and contractual obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	Evaluation of the reasonableness of key assumptions and estimates used by the management in the short-term cash flow projection in the light of its existing operating requirements and plans.
●	Evaluation of the reasonableness of management’s plans on the cash flow requirements of the operations.
●	Testing the completeness, accuracy, and relevance of underlying data in the short-term cash flow projection.
●	Evaluation of the adequacy of the Company’s disclosure of these circumstances in the consolidated financial statements.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2010.

Blue Bell, Pennsylvania

March 1, 2021

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

	As of
	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$18,617,955	$517,444
Marketable Securities	16,718,452	9,164,273
Other Receivables	1,200,009	-
Prepaid expenses	294,343	334,059
Current assets of discontinued operations	12,002	295,038

Total Current Assets	36,842,761	10,310,814

Non-Current Assets
Restricted Cash	-	115,094
Other Assets	-	2,722
Non-current assets of discontinued operations	-	456,305

Total Non-Current Assets	-	574,121

Total Assets	$36,842,761	$10,884,935

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,203,902	$891,883
Current liabilities of discontinued operations	59,393	637,882

Total Current Liabilities	2,263,295	1,529,765

Total Liabilities	$2,263,295	$1,529,765

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, No par value, 50,000,000 total preferred shares authorized	-	-
Series A Convertible Preferred Stock, 10,000,000 shares designated, $0.001 par value and a stated value of $0.0725 per share, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Series C Convertible Preferred Stock, 1,990,000 shares designated, no par value and a stated value of $4.00 per share, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	144,524	-
Series E Junior Participating Preferred Stock, 100,000 shares designated, no par value and a stated value of $0.001 per share, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, No par value, 100,000,000 shares authorized 17,585,261 and 1,738,837 issued and outstanding as of December 31, 2020 and December 31, 2019	171,598,681	128,920,414
Accumulated Other Comprehensive Income	-	17,886
Accumulated Deficit	(137,163,739)	(119,583,130)

Total Shareholders’ Equity	34,579,466	9,355,170

Total Liabilities and Shareholders’ Equity	$36,842,761	$10,884,935

The accompanying notes are an integral part to these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2020	2019

Product Revenue	$-	$-
Product Cost of Sales	-	-

Gross Income	-	-

Administrative Expenses	4,299,062	3,372,103
Sales and Marketing Expenses	22,963	25,000
Research and Development Expenses	7,963,678	-
Litigation Settlement Expenses	-	75,000
Loss from Operations	(12,285,703)	(3,472,103)

Other (Income) Expenses
Loss on Disposal of Non-Current Assets	3,042	9,576
Foreign Currency Transaction (Gain) Loss	(93)	5,051
Gain on Fair Market Value Change of Equity Investments	(54,100)	-
(Gain) Loss on Investments	36,714	(3,952)
Interest and Dividend Income	(119,052)	(101,483)
Total Other Income	(133,489)	(90,808)

Loss Before Income Taxes	(12,152,214)	(3,381,295)

Income Tax Benefit	-	-

Net Loss from Continuing Operations	(12,152,214)	(3,381,295)

Net Loss from Discontinued Operations	(5,428,395)	(506,954)

Net Loss	(17,580,609)	(3,888,249)

Other Comprehensive Income (Loss)
Net Unrealized Gain on Marketable Securities	-	43,799
Total Other Comprehensive Income	-	43,799

Comprehensive Loss	$(17,580,609)	$(3,844,450)

Basic and Diluted Loss per Common Share from Continuing Operations	$(1.72)	$(5.52)

Basic and Diluted Loss per Common Share from Discontinued Operations	$(0.77)	$(0.83)

Basic and Diluted Loss per Common Share	$(2.49)	$(6.35)

Weighted average basic and diluted common shares outstanding	7,052,686	612,672

The accompanying notes are an integral part to these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2020 and 2019

	Series D
	Convertible
	Preferred	Series D	Common			Accumulated
	Shares	Convertible	Shares			Other	Total
	Issued and	Preferred	Issued and	Common	Accumulated	Comprehensive	Shareholders’
	Outstanding	Stock	Outstanding	Stock	Deficit	Income/(Loss)	Equity
Balance at January 1, 2019	-	$-	540,607	$121,554,547	$(115,694,881)	$(25,913)	$5,833,753

Net loss	-	-	-	-	(3,888,249)	-	(3,888,249)
Public offering – common stock, net of offering costs of $306,222	-	-	613,500	2,147,778	-	-	2,147,778
Public offering – pre-funded warrants, net of offering costs of $688,005	-	-	-	4,817,857	-	-	4,817,857
Issuance of stock grants to officer	-	-	1,563	27,367	-	-	27,367
Issuance of common stock to vendor for services	-	-	1,667	10,802	-	-	10,802
Exercise of prepaid equity forward contracts for common stock	-	-	581,500	58	-	-	58
Stock-based compensation – restricted stock units	-	-	-	362,005	-	-	362,005
Net unrealized gain on marketable securities	-	-	-	-	-	43,799	43,799

Balance at December 31, 2019	-	$-	1,738,837	$128,920,414	$(119,583,130)	$17,886	$9,355,170

Net loss	-	-	-	-	(17,580,609)	-	(17,580,609)
Exercise of pre-funded warrants for common stock	-	-	795,000	80	-	-	80
Stock-based compensation – restricted stock units	-	-	-	404,589	-	-	404,589
Stock-based compensation – acquisition of license for preferred series “D” stock	211,353	418,479	-	-	-	-	418,479
Stock-based compensation – acquisition of license for common stock	-	-	411,403	814,578	-	-	814,578
Stock-based compensation – shares issued to vendors	-	-	-	7,318	-	-	7,318
Exercise of Series C Convertible Preferred Warrants for common stock	-	-	1,935,000	7,740,000	-	-	7,740,000
Exercise of Series D Convertible Preferred Shares for common stock	(138,361)	(273,955)	138,361	273,955	-	-	-
Registered direct offering of common stock, net of offering costs of $513,795	-	-	766,667	4,086,207	-	-	4,086,207
Registered direct offering of common stock, net of offering costs of $504,281	-	-	1,366,856	4,320,720	-	-	4,320,720
Registered direct offering of common stock, net of offering costs of $689,874	-	-	1,207,744	6,158,034	-	-	6,158,034
Private placement of common stock, net of offering costs of $1,522,694	-	-	8,725,393	14,619,283	-	-	14,619,283
Private placement of pre-funded warrants, net of offering costs of $181,496	-	-	-	1,743,503	-	-	1,743,503
Share-based compensation – shares issued for litigation settlements	-	-	500,000	2,510,000	-	-	2,510,000

Reclassification of unrealized gain on marketable securities	-	-	-	-	-	(17,886)	(17,886)

Balance at December 31, 2020	72,992	$144,524	17,585,261	$171,598,681	$(137,163,739)	$-	$34,579,466

The accompanying notes are an integral part to these consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	For the Years Ended December 31,
	2020	2019

Cash flows from operating activities
Net loss from continuing operations	$(12,152,214)	$(3,381,295)
Net loss from discontinued operations	(5,428,395)	(506,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of securities	36,714	(3,952)
Gain on fair market value of equity investments	(54,100)	-
Accrued income - marketable securities	2,790	3,353
Depreciation and amortization	29,452	74,064
Loss on disposal of fixed assets	3,043	9,576
Impairment of prepaid royalties	291,442	-
Impairment of production equipment	18,680	-
Impairment of intangible assets	152,822	32,980
Inventory adjustment for net realizable value	197,723	-
Reserve for obsolete inventory	-	371,997
Reserve for doubtful trade receivables	-	5,325
Reserve for doubtful other receivables	-	100,000
Stock-based compensation to employees - common stock	-	27,367
Stock-based compensation to directors - restricted stock units	404,589	362,005
Stock-based compensation - shares issued to vendors	7,318	10,802
Stock-based compensation – shares issued to Chubeworkx	2,510,000	-
Stock-based compensation – shares issued to Cystron	1,233,057	-
Changes in assets and liabilities:
Decrease in trade receivables	42,881	128,120
(Increase)/decrease in deposits and other receivables	(9)	9,347
Decrease in inventories	1,262	14,285
Decrease in prepaid expenses	41,752	103,152
Decrease in other assets	2,722	9,280
Increase/(decrease) in trade and other payables	733,530	(443,735)
Net cash used in operating activities	(11,924,941)	(3,074,283)

Cash flows from investing activities
Proceeds from the sale of equipment	-	6,250
Short-term note receivable	(1,200,000)	(100,000)
Purchases of marketable securities	(9,871,843)	(6,704,837)
Proceeds from sale of marketable securities	2,314,374	2,857,960
Net cash used in investing activities	(8,757,469)	(3,940,627)

Cash flows from financing activities
Net proceeds from issuance of common stock	29,184,244	2,147,778
Net proceeds from issuance of pre-funded warrants for the purchase of common stock	1,743,503	4,817,857
Net proceeds from the exercise of pre-funded warrants for the purchase of common stock	80	58
Net proceeds from exercise of warrants for common stock	7,740,000	-
Net cash provided by financing activities	38,667,827	6,965,693

Net increase/(decrease) in cash and cash equivalents and restricted cash	17,985,417	(49,217)
Cash and cash equivalents and restricted cash at beginning of year	632,538	681,755
Cash and cash equivalents and restricted cash at end of year	$18,617,955	$632,538

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized gains on marketable securities	$-	$43,799
Exercise of Series D Convertible Preferred Stock for Common Stock	$273,955	$-

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

The Company was historically a developer of rapid health information technologies, but, since March 2020, has been primarily focused on the development of a vaccine candidate against SARS-CoV-2, a coronavirus currently causing a pandemic throughout the world. In response to the global pandemic, the Company is pursuing rapid development and manufacturing of its COVID-19 vaccine candidate, or combination product candidate (the “COVID-19 Vaccine Candidate”) in collaboration with Premas Biotech PVT Ltd. (“Premas”), an entity incorporated in India.

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

The accompanying consolidated financial statements for the years ended December 31, 2020 and 2019 have been prepared in accordance and in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial information.

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

These consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information presented in U.S. Dollars has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from cash balances denominated in Foreign Currencies, are recorded in the Consolidated Statements of Comprehensive Loss.

(d)	Comprehensive Loss

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 in reporting comprehensive loss. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal date or use, to be cash equivalents.

(f)	Restricted Cash

At December 31, 2020 and 2019, restricted cash included in non-current assets on the Company’s Consolidated Balance Sheets was $0 and $115,094, respectively, representing cash in trust for the purpose of funding legal fees for certain litigations.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(g)	Fair Value of Financial Instruments, continued

Following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2020 and December 31, 2019.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at December 31, 2020	$16,718,452	$-	$-

Marketable securities at December 31, 2019	$9,164,273	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of December 31, 2020, the Company held certain mutual funds which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the year ended December 31, 2020 of a gain of $54,100 includes the reclassification of the accumulated other comprehensive income of $17,886 as of December 31, 2019, which was included in net loss from continuing operations in the Consolidated Statements of Comprehensive Loss.

Gains and losses resulting from the sales of marketable securities were (losses) and gains of ($36,714) and $3,952 for the years ended December 31, 2020 and 2019, respectively

Proceeds from the sales of marketable securities in the years ended December 31, 2020 and 2019 were $2,314,374 and $2,857,960, respectively.

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

As of December 31, 2020, and 2019, allowances for doubtful accounts for trade receivables were $0. Bad debt expenses for trade receivables were $0 and $5,325 for the years ended December 31, 2020 and 2019.

(i)	Other Receivables

Further to the Company’s pursuit of strategic alternatives, pursuant to an unsecured promissory note dated July 4, 2019, on July 25, 2019 the Company advanced $100,000 to a company in the hemp related industry with which the Company had been considering a potential business transaction. Discussions with this party toward a potential transaction have been suspended.

During the year ended December 31, 2020, the Company deemed the promissory note uncollectable and wrote the note off against the reserve.

During the year ended December 31, 2020, the Company advanced MYMD $1,200,000 under a Secured Promissory Note. The Company advanced two additional draws of $600,000, or $1,200,000 cumulatively, on January 21, 2021 and February 25, 2021 to MYMD under this secured promissory note (see Note 3).

As of December 31, 2020 and 2019, allowance for doubtful accounts for other receivables was $0 and $100,000, respectively. Bad debts expense for other receivables were $0 and $100,000 for the years ended December 31, 2020 and 2019.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(j)	Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are recorded as prepaid expenses. Prepaid expenses are comprised principally of prepaid insurance.

(k)	Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with two banks.

(l)	Risk Management of Cash Investments

It is the Company’s policy to minimize the Company’s capital resources to investment risks, prioritizing the preservation of capital over investment returns. Investments are maintained in securities, primarily publicly traded, short-term money market funds based on highly rated federal, state and corporate bonds, that minimize the risk to the Company’s capital resources and provide ready access to funds.

The Company’s investment portfolios are regularly monitored for risk and are held with two brokerage firms.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(m)	Property, Plant and Equipment

Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset.

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized within “other (income)/expense” in the Consolidated Statements of Comprehensive Loss.

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

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite lives are reduced to their estimated fair value through an impairment charge to our Consolidated Statements of Comprehensive Loss.

Patents and Trade Secrets

The Company has developed or acquired several diagnostic tests that can detect the presence of various substances in a person’s breath, blood, urine and saliva. Propriety protection for the Company’s products, technology and process is important to its competitive position. As of December 31, 2019, the Company has ten patents from the United States Patent Office in effect. Other patents are in effect in Australia through the Design Registry European Union Patents, in Hong Kong and in Japan. Patents are in the national phase of prosecution in many Patent Cooperation Treaty participating countries.  Additional proprietary technology consists of numerous different inventions. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

Patent Costs

Costs associated with applying for patents are capitalized as patent costs. Once the patents are approved, the respective costs are amortized over their estimated useful lives (maximum of 17 years) on a straight-line basis and assessed for impairment when necessary. Patent pending costs for patents that are not approved are charged to the Consolidated Statements of Comprehensive Loss the year the patent is rejected.

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

Amortization

Amortization is recognized on a straight-line basis over the estimated useful lives of intangible assets, other than goodwill, from the date that they are available for use. The estimated useful lives for the current and comparative periods are as follows:

Useful Life
(in years)
Patents and trademarks	12-17

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(o)	Right-of-Use Assets

The Company leased its facility in West Deptford, New Jersey (the “Thorofare Facility”) under an operating lease (“Thorofare Lease”) with annual rentals of $132,000 plus common area maintenance (CAM) charges. The Thorofare Facility houses the Company’s office, manufacturing, laboratory and warehouse space. The Thorofare Lease took effect on January 1, 2008. On January 7, 2013, the Company extended the Thorofare Lease extending the term to December 31, 2019. On November 11, 2019, the Company entered into another extension of the Thorofare Lease, extending the term to December 31, 2021, effective January 1, 2020, and providing for an early termination option with a 150-day notice period. On July 16, 2020, the Company exercised the early termination option under the lease agreement, with the effect of the post exercise lease maturity date changing to December 13, 2020. The lease terminated on November 30, 2020, at the lessor’s request, and the property was handed over to the property manager on November 30, 2020.

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

The adoption of ASC 842 resulted in the recognition of ROU assets of $306,706 and lease liabilities for an operating lease of $306,706 on the Company’s Consolidated Balance Sheet as of January 1, 2020.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company’s lease expense, including CAM charges was $154,362 for the year ended December 31, 2020.

Other information related to leases is presented below:

Other information	As of December 31, 2020

Operating cash used by operating leases	$151,640
Weighted-average remaining lease term – operating leases (in months)	-
Weighted-average discount rate – operating leases	10%

(p)	Recoverability of Long-Lived Assets

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

(q)	Investments

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(r)	Revenue Recognition

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

(s)	Income Taxes

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(s)	Income Taxes, continued

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the years ended December 31, 2020 and 2019 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

(t)	Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed as incurred and consist of fees paid to third parties that conduct certain research and development activities on the Company’s behalf. These costs included costs incurred to acquire and develop the license for the COVID-19 vaccine project (See Note 3).

(u)	Shipping and Handling Fees and Costs

The Company charges actual shipping costs plus a handling fee to customers which are classified as product revenue in the Consolidated Statement of Comprehensive Loss. Shipping and other related delivery costs, including those for incoming raw materials are classified as product cost of sales.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(v)	Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(w)	Basic and Diluted Earnings per Share of Common Stock

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

As the Company reported a net loss for the years ended December 31, 2020 and 2019, respectively, common stock equivalents were anti-dilutive.

Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the years ended December 31, 2020 and 2019. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2020	2019
Stock Options	-	40
Restricted Stock Units	789,360	15,603
Warrants to purchase Common Stock	10,925,952	247,215
Pre-funded Warrants to purchase Common Stock	1,040,540	795,000
Warrants to purchase Series C Preferred Stock	55,000	1,990,000
Series D Convertible Preferred Stock	72,992	-
Total potentially dilutive shares	12,883,844	3,047,858

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(x)	Discontinued Operations

In accordance with FASB ASC 205, results of operations of a component of an entity that has either been disposed of or is held for sale is to be reported as discontinued operations in the consolidated financial statements if the disposition or sale represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. See Note 6 herein.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies, continued

(y)	Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU-2016-02”), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has adopted ASU-2016-02, effective January 1, 2020.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (I) Accounting for Certain Financial Instruments with Down Round Features, (II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II recharacterize the indefinite deferral of certain Topic 480, Distinguishing Liabilities from Equity, provisions that now are presented as pending content in the Codification to a scope exception. Those amendments do not have an accounting effect. The amendments in Part I are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption in permitted. As of January 1, 2020, the Company adopted the amendments in Part I which has no impact on the Company’s financial statements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The settlement assessment was simplified by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity should adopt the guidance as of the beginning of its annual fiscal year. Entities are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company expects to adopt this standard as of January 1, 2021 and does not anticipate the adoption to have a material impact on its financial statements.

(z)	Reclassifications

Certain reclassifications were made to the reported amounts in these consolidated financial statements as of December 31, 2019 to conform to the presentation as of December 31, 2020.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Recent Developments, Liquidity and Management’s Plans

Ceasing Production and Sale of Rapid, Point-Of-Care Screening and Testing Products

As previously disclosed, in light of the unfavorable factors persistent in our rapid, point-of-care screening and testing product business and the progress the Company has made in its partnership with Premas, the Company conducted a strategic review of the screening and testing products business. Following such review, in early July 2020, the Company ceased the production and sale of its rapid, point-of-care screening and testing products. The Company will continue to provide support for these testing products that remain in the market through their respective product expiration dates. The Company had been experiencing declining sales revenue and production backlogs for these products and, as it previously reported, had eliminated its sales force for such products. The Company intends to devote its attention to its partnership with Premas for the development of its COVID-19 Vaccine Candidate and transactions that the Company believes will increase shareholder value. In connection with the ceasing production and sale of its existing product line, on July 16, 2020, the Company decided to close the Thorofare Facility and exercised the early termination option under the Thorofare Lease, which provided for a 150-day notice to terminate the lease. Pursuant to the early termination option, the Thorofare Lease which matured on December 13, 2020. The lease terminated on November 30, 2020, at the lessor’s request, and the property was handed over to the property manager on November 30, 2020.

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

As consideration for the Membership Interests (as defined in the MIPA), the Company delivered to the members of Cystron (the “Sellers”): (1) that number of newly issued shares of its common stock equal to 19.9% of the issued and outstanding shares of its common stock and pre-funded warrants as of the date of the MIPA, but, to the extent that the issuance of its common stock would have resulted in any Seller owning in excess of 4.9% of the Company’s outstanding common stock, then, at such Seller’s election, such Seller received “common stock equivalent” preferred shares with a customary 4.9% blocker (with such common stock and preferred stock collectively referred to as “Common Stock Consideration”), and (2) $1,000,000 in cash. On March 24, 2020 the Company paid $1,000,000 to the Sellers and delivered 411,403 shares of common stock and 211,353 shares of Series D Convertible Preferred Stock with a customary 4.9% blocker, with an aggregate fair market value of $1,233,057, totaling $2,233,057 (“March Transaction”).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Pursuant to the MIPA, the Company shall make contingent payments for the achievement of certain development and commercial milestones as follows; (i) $250,000 upon the dosing of the first patient in a Phase I Clinical Trial, (ii) $500,000 upon the dosing of the first patient in a Phase II Clinical Trial, (iii) $5,000,000 upon the dosing of the first patient in a Phase III Clinical Trial, and (iv) $15,000,000 upon approval by the FDA of the NDA for the COVID-19 vaccine.

Pursuant to the MIPA, upon the Company’s consummation of the registered direct equity offering closed on April 8, 2020, the Company paid the Sellers $250,000 on April 20, 2020 (the “April Payment”). Upon consummation of the registered direct equity offerings that closed on May 18, 2020 and August 13, 2020, the Company paid $892,500 (the “May Payment”) and $684,790 (the “August Payment”), respectively, on September 25, 2020.

On October 13, 2020, Premas, one of the former members of Cystron, returned $908,117 representing its portion of the initial cash component for the purchase of Cystron (the “March Transaction”) and its portion of the April Payment, May Payment and August Payment under the MIPA, as amended.

Premas is working with the Reserve Bank of India to comply with regulations related to its ownership in a foreign entity and its ability to receive funds for the sale of that entity. The Company believes that (i) Premas will be successful in its efforts to resolve such regulatory matters with the Reserve Bank of India, (ii) the Company will disburse the amounts due to Premas under the MIPA, and (iii) the Company maintains a 100% membership in Cystron.

Upon the Company’s consummation of the Private Placement (as defined below), the Company paid $1,204,525 of the proceeds from the Private Placement to three of the four former members of Cystron on December 1, 2020 (the “November Payment”) and recorded a liability of $602,172 to the fourth former member of Cystron pursuant to the MIPA.

As of December 31, 2020, $1,510,290 is included in Trade and Other Payables for Premas’ portion of the initial cash component, the April Payment, May Payment, August Payment and November Payment.

For the year ended December 31, 2020, $5,867,046 is included in Research and Development Expense within the Consolidated Statement of Comprehensive Loss for the March Payment, April Payment, May Payment, August Payment and November Payment.

The Company shall also make quarterly royalty payments to Sellers equal to 5% of the net sales of a COVID-19 vaccine or combination product by the Company for a period of five (5) years following the first commercial sale of the COVID-19 vaccine; provided, that such payment shall be reduced to 3% for any net sales of the COVID-19 vaccine above $500 million.

In addition, Sellers shall be entitled to receive 12.5% of the transaction value, as defined in the MIPA, of any change of control transaction, as defined in the MIPA, that occurs prior to the fifth (5th) anniversary of the closing date of the MIPA, provided that the Company is still developing the COVID-19 Vaccine Candidate at that time. Following the consummation of any change of control transaction, the Sellers shall not be entitled to any royalty payments as described above under the MIPA.

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

Upon the achievement of certain developmental milestones by Cystron, Cystron shall pay to Premas a total of up to $2,000,000. On April 16, 2020, the Company paid Premas $500,000 for the achievement of the first two development milestones. On May 18, 2020, the Company paid Premas $500,000 for the achievement of the third development milestone. On July 7, 2020, the Company and Premas agreed that the fourth milestone under the License Agreement had been satisfied. Due to the achievement of this milestone on July 7, 2020, Premas was paid $1,000,000 on August 4, 2020. Accordingly, for the year ended December 31, 2020, Research and Development Expenses of $2,000,000 were recorded in the Consolidated Statement of Comprehensive Loss.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cystron Medical Panel

On April 10, 2020, the Company established the Cystron Medical Panel and appointed its first member to the panel. Each member shall be compensated with an initial grant of the Company’s common stock with an aggregate fair market value of $25,000 and a monthly cash stipend in the initial amount of $2,500. During the year ended December 31, 2020, the Company recorded $31,573 as a charge to research and development expense within the Consolidated Statements of Comprehensive Loss. The Cystron Medical Panel was disbanded effective January 31, 2021.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Milestone Event	Milestone Payment

Market capitalization of Akers for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period is equal to or greater than $500 million (the “First Milestone Event”).	$20 million.

For every $250 million incremental increase in market capitalization of Akers after the First Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period, up to a $1 billion market capitalization of Akers.	$10 million per each incremental increase (it being understood, however, that, if such incremental increase results in market capitalization equal to $1 billion, such $20 million payment in respect of such incremental increase shall be payable without duplication of any amount payable in respect of a Second Milestone Event).

Market Capitalization of Akers for at least 10 trading days during any 20 consecutive trading day period is equal to or greater than $1 billion (the “Second Milestone Event”).	$25 million.

For every $1 billion incremental increase in market capitalization of Akers after the Second Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period.	$25 million per each incremental increase.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Under the exchange ratio formula in the Merger Agreement, and immediately upon the closing of the Merger, the former MYMD securityholders are expected to own approximately 80% of the aggregate number of shares of Akers common stock issued and outstanding immediately following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 20% of the aggregate number of Post-Closing Shares.

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

The Merger Agreement contains certain termination rights for both the Company and MYMD, including, among other things, (a) Akers may, upon written notice, extend the originally scheduled End Date (defined in the Merger Agreement as April 15, 2021) to May 15, 2021 (the “Extended Date”) so long as (i) Akers and Merger Sub are not then in material breach of any provision of the Merger Agreement and (ii) within three calendar days of the written request by MYMD, Akers makes an additional loan to MYMD of up to $600,000, which will have the same terms and conditions of the Note (as defined below and such additional note “Second Note”) and (b) Akers may, upon written notice, extend the Extended Date to June 30, 2021, so long as (i) Akers and Merger Sub are not then in material breach of any provision of the Merger Agreement, (ii) on the effective date of such extension, the loan amount evidenced by the Note and the Second Note may, at the sole option of MYMD upon written notice to Akers, be converted into shares of MYMD common stock at a conversion price of $2.00 per share, subject to certain adjustments and (iii) Akers will, at MYMD’s request, either (at the option of MYMD); (A) subscribe for 300,000 shares of MYMD common stock at a subscription price of $2.00 per share, subject to certain adjustments as set forth in the Merger Agreement, or (B) make an additional loan to MYMD of up to $600,000, which will have the same terms and conditions of the Note (the “Third Note,” and all amounts outstanding under the Note, the Second Note and the Third Note, the “Loan Amount”). In addition, if Akers terminates the Merger Agreement under certain circumstances specified therein, the Loan Amount, if any, at the sole discretion of MYMD, will be convertible into shares of common stock of MYMD at a conversion price of $2.00 per share upon delivery of written notice by MYMD to Akers within 30 calendar days after the effective date of termination of the Merger Agreement.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2020, the Company had advanced MYMD $1,200,000 under the Note, which is classified as Other Receivables on the Consolidated Balance Sheets. The Company advanced two additional draws of $600,000, or $1,200,000 cumulatively, on January 21, 2021 and February 25, 2021 to MYMD under this secured promissory note (see Note 2(i)).

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Securities Purchase Agreement

Concurrently with the Merger Agreement, on November 11, 2020, the Company entered into a Securities Purchase Agreement (the “Private Placement SPA”) with certain institutional and accredited investors (the “SPA Purchasers”), pursuant to which the Company agreed to issue and sell to the SPA Purchasers in a private placement (the “Private Placement”) (i) an aggregate of 9,765,933 shares of Akers common stock, at an offering price of $1.85 per share or, at the election of each investor, pre-funded warrants (“Pre-Funded Warrants”), and (ii) for each share of Akers common stock (or for each Pre-Funded Warrant, as applicable) purchased in the Private Placement, a common warrant (the “Investor Warrants” and, together with the Pre-Funded Warrants, the “Warrants”) to purchase one share of Akers common stock, for gross proceeds of approximately $18.1 million before the deduction of placement agent fees and expenses and estimated offering expenses. In addition, the Company also issued the Placement Agent a warrant to purchase up to 390,368 shares of its common stock at an exercise price of $1.85 (the “Placement Agent Warrant”). The Placement Agent Warrant will be exercisable at any time and from time to time in whole or in part for a term of five and a half years. The Private Placement closed on November 17, 2020, and the Company issued an aggregate of 8,725,393 shares of the Company’s common stock, Pre-Funded Warrants to purchase 1,040,540 shares of its common stock, and Investor Warrant to purchase 9,765,933 shares of its common stock. In February 2021, an investor exchanged 932,432 shares of common stock purchased in the Private Placement into Pre-Funded Warrants to purchase 932,432 shares of common stock.

In the Private Placement SPA, the Company agreed not to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of, any shares of the Company’s common stock or any securities convertible into or exercisable or exchangeable for shares of the Company’s common stock at an effective price less than the exercise price of the Investor Warrants or (ii) file any registration statement or any amendment or supplement thereto, other than as contemplated under the Private Placement SPA, for a period of 90 days following the later of (x) the date the Registration Statement (as defined below) is declared effective by the SEC and (y) the record date for the Company’s stockholder meeting called to approve the Merger. In addition, the Company agreed not to effect or enter into an agreement to effect any issuance of the Company’s common stock or common stock equivalents involving a variable rate transaction (as defined in the Private Placement SPA) from the date of the Private Placement SPA until such time as no SPA Purchaser holds any of the Investor Warrants, subject to certain exceptions (including the issuance of any of the Company’s common stock pursuant to the Merger Agreement).

The Private Placement SPA provides that (i) within 10 days following the date that the Company first files a proxy statement with the SEC in connection with the Merger (including by means of a registration statement on Form S-4), the Company shall file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”) for the resale of all of the Shares and the shares of the Company’s common stock issuable upon exercise of the Warrants (the “Warrant Shares”) by the Purchasers and (ii) the Company shall use commercially reasonable efforts to cause such Registration Statement to be declared effective within 60 days of the filing thereof (or 90 days in the event of a full review); provided, however, that the Company shall not be required to register any Shares or Warrant Shares that are eligible for resale pursuant to Rule 144 under the Securities Act (assuming cashless exercise of the Warrants).

The Company currently intends to use the proceeds from the Private Placement in order to satisfy the closing conditions set forth in the Merger Agreement that requires the Company to have a minimum parent net cash amount equal to $25 million, less certain amounts advanced to MyMD, which shall also include any amounts to be used to payoff The Starwood Trust to repay in full the Starwood Line of Credit at the closing of the Merger, and for general working capital purposes. In addition, the Company paid $1,204,525 of the proceeds from the Private Placement to three of the former members of Cystron and recorded a liability of $602,172 to the fourth former member of Cystron pursuant to the MIPA. In addition, the Company paid a cash fee of $501,500 and issued warrants to purchase an aggregate of 255,135 shares of common stock to the designees of H.C. Wainwright & Co., LLC (“HCW”), pursuant to a side letter by and between the Company and HCW, dated November 23, 2020, regarding certain tail fees provided in two engagement letters (one dated October 18, 2019 and the other dated April 7, 2020) entered into in connection with prior offerings by and between Akers and HCW. Such warrants issued were in the same form as the Investor Warrants except that the HCW warrants have an exercise price of $2.3125 per share.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Investor Warrants

Each Investor Warrant issued in the Private Placement has an initial exercise price equal to $2.06 per share of common stock. The Investor Warrants are immediately exercisable and will terminate five and a half years following issuance. The exercise price and number of shares of Akers common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting Akers common stock and the exercise price.

If, at any time following the six-month anniversary of November 17, 2020, there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the shares underlying the Investor Warrants (the “Investor Warrant Shares”) to the holder, then the Investor Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a number of Investor Warrant Shares according to a formula set forth in the Investor Warrants.

A holder (together with its affiliates) may not exercise any portion of the Investor Warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the outstanding Akers common stock immediately after exercise; provided, however that upon notice to Akers, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99% and any increase in the beneficial ownership limitation will not be effective until 61 days following notice of such increase from the holder to Akers.

In the event of a fundamental transaction, as described in the Investor Warrants and generally including any reorganization, recapitalization or reclassification of Akers common stock, the sale, transfer or disposition of all or substantially all of Akers’ properties or assets, Akers’ consolidation or merger with or into another person, the acquisition of more than 50% of Akers outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by Akers’ outstanding common stock, the holders of the Investor Warrants will be entitled to receive upon exercise of such warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Investor Warrants immediately prior to such fundamental transaction. The Merger shall not be deemed a fundamental transaction as defined in the Investor Warrants.

The Pre-Funded Warrants

At the request of an investor, in lieu of Akers common stock, certain investors received Pre-Funded Warrants. The Pre-Funded Warrants are exercisable at any time immediately upon issuance and until such warrant is exercised in full. The exercise price of the Pre-Funded Warrants is $0.001 per share of Akers common stock, and, in lieu of making the cash payment otherwise contemplated to be made to Akers upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Akers common stock determined according to a formula set forth in the Pre-Funded Warrants.

A holder (together with its affiliates) may not exercise any portion of the Pre-Funded Warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the outstanding Akers common stock immediately after exercise; provided, however, that upon notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99% and any increase in the beneficial ownership limitation will not be effective until 61 days following notice of such increase from the holder to the Company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Lock-up and Support Agreement

On November 11, 2020, the Company entered into a Lock-Up and Support Agreement (the “Support Agreement”) with substantially all of the SPA Purchasers, pursuant to which, from the date of the Support Agreement until May 31, 2021, such SPA Purchasers agreed to vote their respective shares of Akers common stock in favor of each matter proposed and recommended for approval by the Akers board of directors or management at every shareholders’ meeting. Pursuant to the Support Agreement, such SPA Purchasers also agreed to, until the earlier of (a) the termination of the Merger Agreement or (b) the date that the SPA Purchasers vote their respective shares of Akers common stock in support of the Merger and all matters related to the Merger, will not, directly or indirectly, without the Company’s prior written consent, transfer, assign, or dispose of their rights to vote the shares of Akers common stock issued in the private placement or otherwise take any act that could restrict or otherwise affect their legal power, authority, or right to vote all of their shares of Akers common stock issued in the Private Placement in the manner required by the Support Agreement.

Katalyst Securities LLC Engagement Letter

On October 31, 2020, the Company entered into an engagement letter (the “Engagement Letter”) with Katalyst Securities LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the non-exclusive placement agent for the Company, on a reasonable best efforts basis, in connection with the Private Placement. The Company has agreed to pay the Placement Agent an aggregate cash fee equal to 6.5% of the gross proceeds received in the Private Placement and reimburse the Placement Agent’s expenses in the Private Placement up to $25,000. In addition, the Company agreed to grant to Katalyst the Placement Agent Warrant, which was issued upon closing of the Private Placement. The Placement Agent Warrant is exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years.

Liquidity

As of December 31, 2020, the Company’s cash and cash equivalents on hand were $18,617,955, and marketable securities were $16,718,452. Historically, the Company has incurred net losses and the Company incurred a net loss of $17,580,609 for the year ended December 31, 2020. As of December 31, 2020, the Company had working capital of $34,579,466 and stockholder’s equity of $34,579,466 and an accumulated deficit of $137,163,739. During the year ended December 31, 2020, cash flows used in operating activities were $11,924,941, consisting primarily of a net loss from operations of $12,152,214 and a net loss from discontinued operations of $5,428,395. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

Development and commercialization of the Company’s COVID-19 Vaccine Candidate will require the Company to raise significant additional funds as the project proceeds through clinical trials, the attainment of the required regulatory approvals and the commercialization of the vaccine. The timing of these events is difficult to estimate and are unlikely to be fully completed within the next twelve-months. The Company’s ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond its control. The COVID-19 pandemic has caused an unstable economic environment globally, and the ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These include but are not limited to the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or the board or management of the Company, may determine are needed. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as the Company’s ability to raise money in the capital markets. Current economic conditions have been and continue to be volatile. Continued instability in these market conditions may limit the Company’s ability to access the capital necessary to fund and grow its business.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of December 31, 2020 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these consolidated financial statements.

Note 4 – Inventories

Inventories are measured at the lower of cost or net realizable value. The cost of inventories is based on the weighted-average principle, and includes expenditures incurred in acquiring the inventories, production or conversion costs and other costs incurred in bringing them to their existing location and condition. In the case of manufactured inventories and work in progress, costs include an appropriate share of production overhead based on normal operating capacity. As the Company discontinued the production and distribution of all of the Company’s diagnostic tests on July 7, 2020, all inventories amounting to $197,723 was fully impaired and disposed of as of December 31, 2020.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Trade and Other Payables

Trade and other payables consist of the following:

	December 31, 2020	December 31, 2019

Accounts Payable – Trade	$569,999	$599,306
Accrued Expenses	123,613	232,827
Deferred Compensation	-	59,750
Accounts Payable – Other (Note 3)	1,510,290	-
	$2,203,902	$891,883

See Note 11 for related party information.

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

The assets and liabilities of the discontinued operations have been reflected in the Consolidated Balance Sheet as of December 31, 2020 and consist of the following:

As of
December 31,
2020
Current Assets:
Prepaid Expenses	$12,002
Total Assets	$12,002

Current Liabilities:
Trade and Other Payables of Discontinued Operations	$59,393
Total Current Liabilities	59,393
Non-Current Liabilities	-
Total Liabilities	$59,393

Shareholders’ Equity	$-

Total Liabilities and Shareholders’ Equity	$59,393

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The results from the discontinued operations have been reflected in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2020 and consist of the following:

For the
Year
Ended
December 31,
2020
Product Revenue	$361,827
Product Cost of Sales	(659,405)
Gross Loss	(297,578)

Research and Development Expenses	2,788
Administrative Expenses	417,730
Sales and Marketing Expenses	51,311
Regulatory and Compliance Expenses	197,312
Litigation Settlement Expenses	3,981,131
Amortization of Non-Current Assets	17,601
Impairment of Prepaid Royalties	291,442
Impairment of Production Equipment	18,680
Impairment of Intangible Assets	152,822

Loss from Discontinued Operations	$(5,428,395)

As a result of the discontinued operations, the previously presented 2019 financial statements have been revised to present the consolidated financial statements of the continuing operations separate from the discontinued operations. The effects on the Consolidated Balance Sheet as of December 31, 2019 were as follows:

	December 31, 2019
	As previously
	Reported	Adjustment	As Revised
ASSETS
Current Assets
Cash	$517,444	$-	$517,444
Marketable Securities	9,164,273	-	9,164,273
Accounts Receivable, net	42,881	42,881	-
Deposits and Other Receivables	-	-	-
Inventories, net	198,985	198,985	-
Prepaid Expenses	387,231	53,172	334,059
Current Assets – discontinued operations	-	(295,038)	295,038
Total Current Assets	10,310,814	-	10,310,814

Non-Current Assets
Prepaid Expenses, net of current	252,308	252,308	-
Restricted Cash	115,094	-	115,094
Plant, Property and Equipment, net	33,574	33,574	-
Intangible assets, net	170,423	170,423	-
Other assets	2,722	-	2,722
Non-current Assets – discontinued operations		(456,305)	456,305
Total Non-Current Assets	574,121	-	574,121

Total Assets	$10,884,935	$-	$10,884,935

LIABILITIES
Current Liabilities
Trade and Other Payables	1,529,765	637,882	891,883
Current Liabilities – discontinued operations	-	(637,882)	637,882
Total Current Liabilities	1,529,765	-	1,529,765

Total Liabilities	1,529,765	-	1,529,765

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, No par value, 50,000,000 total preferred shares authorized	-	-	-
Common stock, No par value, 100,000,000 shares authorized 1,738,837 issued and outstanding as of December 31, 2019	128,920,414	-	128,920,414
Accumulated Other Comprehensive Income	17,886	-	17,886
Accumulated Deficit	(119,583,130)	-	(119,583,130)
Total Shareholders’ Equity	9,355,170	-	9,355,170

Total Liabilities and Shareholders’ Equity	$10,884,935	$-	$10,884,935

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The effects on the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2019 were as follows:

	For the Year Ended
	December 31, 2019
	As Previously Reported	Adjusted	As Revised
Product Revenue	$1,577,033	$1,577,033	$-
Product Cost of Sales	(1,098,286)	(1,098,286)	-
Gross Income	478,747	478,747	-

Research and Development Expenses	-	-	-
Administrative Expenses	3,728,514	356,411	3,372,103
Sales and Marketing Expenses	238,036	213,036	25,000
Compliance and Regulatory Expenses	276,788	276,788	-
Litigation Settlement Expenses	141,478	66,478	75,000
Amortization of Non-Current Assets	40,008	40,008	-
Impairment of Intangible Assets	32,980	32,980	-

Loss from Operations	(3,979,057)	(506,954)	(3,472,103)

Other (Income) Expense
Loss on Disposal of Non-Current Assets	9,576	-	9,576
Foreign Currency Transaction (Gain) Loss	5,051	-	5,051
Gain on Investments	(3,952)	-	(3,952)
Interest and Dividend Income	(101,483)	-	(101,483)
Total Other Income	(90,808)	-	(90,808)

Loss from Continuing Operations	(3,888,249)	-	(3,381,295)

Loss from Discontinued Operations	-	(506,954)	(506,954)

Loss Before Income Taxes	(3,888,249)	-	(3,888,249)

Income Tax Benefit	-	-	-

Net Loss	(3,888,249)	-	(3,888,249)

Other Comprehensive Income
Net Unrealized Gain on Marketable Securities	43,799	-	43,799
Total Other Comprehensive Income	43,799	-	43,799

Comprehensive Loss	$(3,844,450)	-	$(3,844,450)

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The depreciation, amortization and significant operating noncash items of the discontinued operations were as follows:

	For the Year Ended
	December 31,
	2020	2019
Depreciation and amortization	$29,452	$74,064
Impairment of Prepaid Royalties	291,442	-
Impairment of intangible assets	152,822	32,980
Impairment of production equipment	18,680	-
Inventory adjustment for net realizable value	197,723	-
Reserve for obsolete inventory	-	371,997
Share based compensation - shares issued to Chubeworkx	2,510,000	-
	$3,200,119	$479,041

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Share-based Compensation

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 4,323 shares of the Company’s common stock. As of December 31, 2020, grants of restricted stock and options to purchase 2,813 shares of Common Stock have been issued pursuant to the 2013 Plan, and 1,510 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 7,031 shares of the Company’s common stock. As of December 31, 2020, grants of restricted stock and options to purchase 3,064 shares of Common Stock have been issued pursuant to the 2017 Plan, and 3,967 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 1,120,125 shares of the Company’s common stock. As of December 31, 2020, grants of RSUs to purchase 804,963 shares of Common Stock have been issued pursuant to the 2018 Plan, and 315,162 shares of Common Stock remain available for issuance.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Share-based Compensation, continued

Stock Options

The following table summarizes the option activities for the years ended December 31, 2020:

Weighted
Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2019	40	$236.16	$151.68	0.99	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-		-
Canceled/Expired	(40)	$236.16	$151.68	0.24	-
Balance at December 31, 2020	-	$-	$-	-	$-
Exercisable as of December 31, 2020	-	$-	$-	-	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.99 for the Company’s common shares on December 31, 2020. As the closing stock price on December 31, 2020 is lower than the exercise price, there is no intrinsic value to disclose.

The Company had no outstanding stock options as of December 31, 2020.

During the years ended December 31, 2020 and 2019, the Company incurred stock option expenses totaling $0 and $0, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Share-based Compensation, continued

Restricted Stock Units

On March 29, 2019, the Compensation Committee of the Board of Directors approved the grant of 5,201 Restricted Stock Units (“RSU”) to each of the three directors. Each RSU had a grant date fair value of $23.28 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan, and vested on January 1, 2020. Upon vesting, such RSUs shall be settled with the issuance of common stock. The Company stock underlying these RSUs are subject to a lock-up/leak-out agreement for a period of 180 days from the effective date of the merger with MyMD (Note 3).

On September 11, 2020, the Compensation Committee of the Board of Directors approved grants totaling 789,360 Restricted Stock Units to the Company’s four directors. Each RSU had a grant date fair value of $2.24 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan, as amended. Fifty percent (50%) of each RSU will vest on the first anniversary date of the Grant and the remaining fifty percent (50%) will vest on the second anniversary date; provided that the RSUs shall vest immediately upon the occurrence of (i) a change in control, provided that the director is employed by or providing services to the Company and its affiliates on the closing date of such change of control, or (ii) the director’s termination of employment of service by the Company was without cause.

As of December 31, 2020, the unamortized value of the RSUs was $1,364,879. A summary of activity related to the RSUs for the year ended December 31, 2020 is as follows:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2019	15,603	$23.28
Granted	789,360	2.24
Exercised	-	-
Forfeited	-	-
Vested	(15,603)	23.28
Canceled/Expired	-	-
Balance at December 31, 2020	$789,360	$2.24
Exercisable as of December 31, 2020	$-	$-

During the years ended December 31, 2020 and 2019, the Company incurred RSU expense of $404,589 and $362,005, respectively.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Share-based Compensation, continued

Common Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2019	247,215	$29.79	4.72	$-
Granted	10,678,737	2.16	5.36	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2020	10,925,952	$2.78	5.31	$-
Exercisable as of December 31, 2020	10,925,952	$2.78	5.31	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.99 for the Company’s common shares on December 31, 2020. All warrants were vested on date of grant.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Share-based Compensation, continued

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the year ended December 31, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2019	795,000	$0.0001	-	$2,543,921
Granted	1,040,540	0.001	-	-
Exercised	(795,000)	0.0001	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2020	1,040,540	$0.001	-	$2,069,634
Exercisable as of December 31, 2020	1,040,540	$0.001	-	$2,069,634

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $1.99 for the Company’s common shares on December 31, 2020.

During the year ended December 31, 2020, pre-funded warrants to purchase 795,000 shares of common stock were exercised at an exercise price of $0.0001 per share, yielding net proceeds of $80.

Preferred Series ‘C’ Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2019	1,990,000	$4.00	5.00	$-
Granted	-	-	-	-
Exercised	(1,935,000)	4.00	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2020	55,000	$4.00	3.94	$-
Exercisable as of December 31, 2020	55,000	$4.00	3.94	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.99 for the Company’s common shares on December 31, 2020.

All preferred series ‘C’ warrants were vested on date of grant. During the year ended December 31, 2020, 1,935,000 warrants to purchase 1,935,000 shares of the Company’s common stock were exercised yielding net proceeds of $7,740,000.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Equity

The holders of common shares are entitled to one vote per share at meetings of the Company. On December 30, 2019, the Company’s shareholders approved an increase to 100,000,000 of the number of the authorized shares of Common Stock.

The holders of preferred shares or preferred warrants are entitled to vote per share, as limited by the Certificate of Designation for each class of preferred shares or warrants, at meetings of the Company. As of December 31, 2020, 50,000,000 shares of Preferred Stock were authorized and four classes of Preferred Stock or Warrants are designated as described below.

Series A Convertible Preferred Stock

On September 14, 2012, the Company designated 10,000,000 Series A Convertible Preferred Shares, $0.001 par value, with a stated value of $0.0725. The Series A Convertible Preferred Shares have the following rights:

Voting Rights: Preferred stockholders have voting rights equal to the number of common shares stockholder would own upon conversion of shares of preferred stock.

Dividends: The holders of the Convertible Preferred Stock are entitled to receive preferential dividends at a rate of $0.00135 per share. Such dividends compound annually and are fully cumulative and have priority to any dividends on common stock.

Liquidation Preferences: The holders of the Convertible Preferred Stock are entitled to receive liquidation preferences for payment of any dividends due the holders. After payment of the liquidation preferences, the remaining assets, if any, are to be distributed to the holders of the Convertible Preferred Stock and common stock on a pro rata basis.

Conversion: One share of the Convertible Preferred Stock is convertible into five shares of the Company’s common stock at the option of the holder.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Series C Convertible Preferred Stock

On December 9, 2019, the Company designated 1,990,000 Series C Convertible Preferred Shares, no par value with a stated value of $4.00. The Series C Preferred Shares have the following rights.

Voting Rights: Except as otherwise expressly provided or otherwise required by law, the holders of shares of Series C Preferred Stock shall have no voting rights. However, as long as any shares of Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, (b) increase the number of authorized shares of Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing. with respect to any of the foregoing

Dividends:  Except for stock dividends or distributions for which adjustments are to be made, holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Series C Preferred Stock.

Liquidation Preferences: Upon any liquidation, dissolution or winding-up of Company, whether voluntary or involuntary (a “ Liquidation ”), the Holders shall be entitled to participate on an as-converted-to-Common Stock basis with holders of the Common Stock in any distribution of assets of the Company to the holders of the Common Stock.

Conversion: Each share of Series C Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the Stated Value of such share of Series C Preferred Stock by the Conversion Price then in effect.

Series D Convertible Preferred Stock

On March 24, 2020, the Company designated 211,353 Series D Convertible Preferred Shares, no par value with a stated value of $0.01 per share and filed the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of New Jersey. Pursuant to the Certificate of Designation, in the event of the Company’s liquidation or winding up of its affairs, the holders of its Series D Convertible Preferred Stock (the “Preferred Stock”) will be entitled to receive the same amount that a holder of the Company’s common stock would receive if the Preferred Stock were fully converted (disregarding for such purposes any conversion limitations set forth in the Certificate of Designation) to common stock which amounts shall be paid pari passu with all holders of the Company’s common stock. Each share of Preferred Stock has a stated value equal to $0.01 (the “Stated Value”), subject to increase as set forth in Section 7 of the Certificate of Designation.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Series E Junior Participating Preferred Stock (Rights Agreement)

On September 9, 2020 the Company designated 100,000 Series E Junior Participating Preferred Shares, no par value with a stated value of $0.001. The Series E Junior Participating Preferred Shares have the following rights.

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

The Company does not anticipate any material impact on the consolidated financial statements.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Equity, continued

Equity Transactions

On December 9, 2019, the Company entered into that certain “Purchase Agreement” pursuant to which the Company agreed to sell an aggregate of 613,500 shares of Common Stock, 1,376,500 pre-funded warrants (the “Pre-funded Warrants”), Preferred ‘C’ warrants to purchase approximately 1,990,000 shares of Common Stock (the “Preferred ‘C’ Warrants”) and Underwriter’s Warrants to purchase approximately 159,200 shares of Common Stock (the “Underwriter’s Warrants”). The combined purchase price for one share of Common Stock was $4.00 and each Pre-funded Warrant was priced at $3.9999 with (the “Offering”). The Purchase Agreement contains customary representations, warranties, and covenants by the Company. Through the Offering, the Company raised proceeds of $6,965,635, net of offering costs of $994,227. Offering costs were allocated on a pro rata basis to the proceeds from the sale of each of the Common Stock and the pre-funded warrants.

Each Pre-Funded Warrant has an initial exercise price of $0.0001 per share and is exercisable immediately after the date of issuance. Subject to limited exceptions, a holder of the Pre-Funded Warrants will not have the right to exercise any portion of such securities if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after the exercise. The exercise price of the Pre-Funded Warrants, and in some cases the number of shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, will be subject to adjustment in the event of stock splits, stock dividends, combinations, rights offerings and similar events affecting the Common Stock. The pre-funded warrants represented prepaid equity forward contracts that were equity classified, as they were not subject to ASC 480 and did not meet the definition of a derivative under ASC 815 due to their requiring a substantial upfront payment.

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

Note 8 – Equity, continued

Equity Transactions, continued

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

During the year ended December 31, 2019, pursuant to his October 2018 employment agreement, the Company issued 1,563 shares of Common Stock under the 2017 Plan to Mr. Yeaton, with a fair value on the date of grant, of $27,367.

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

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On November 17, 2020, pursuant to the Private Placement SPA, the Company issued and sold in the Private Placement an aggregate of 8,725,393 shares of its common stock and 1,040,540 Pre-Funded Warrants at an offering price of $1.85 per share, for gross and net proceeds of $18,066,976 and $16,362,786, respectively.

In connection with the Private Placement, the Company issued Investor Warrants to purchase up to 9,765,933 shares of common stock at an exercise price of $2.06. The Investor Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five and one-half years from the effective date of the Private Placement.

In connection with the Private Placement, the Company issued to the Placement Agent or designees the Placement Agent Warrants to purchase up to 390,368 shares of its common stock at an exercise price of $1.85 in a private placement. The Placement Agent Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five and one-half years from the effective date of the Private Placement.

During the year ended December 31, 2020, 138,361 shares of Series D Preferred Stock were converted to 138,361 common shares. As of December 31, 2020, 72,992 shares of Series D Preferred Stock were issued and outstanding.

During the year ended December 31, 2020, warrants to purchase an aggregate of 1,935,000 shares of Series C Convertible Preferred Stock were exercised at an exercise price of $4.00 per share, yielding proceeds of $7,740,000 and immediately converted to 1,935,000 shares of common stock.

During the year ended December 31, 2020, Pre-Funded Warrant holders from the December 9, 2019 public offering exercised warrants for the purchase of 795,000 shares of Common Stock, with an exercise price of $0.0001 per common share, raising net proceeds of $80.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Income Taxes

The Company’s income tax (benefit)/provision is as follows:

	Years Ended December 31,
	2020	2019
Current	$-	$-
Deferred	(1,958,000)	(738,000)
Change in Valuation Allowance	1,958,000	738,000
Income Tax Benefit	$-	$-

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019

Statutory U.S. Federal Income Tax Rate	(21.0)%	(21.0)%
New Jersey State income taxes, net of U.S. Federal tax effect	(5.1)%	(5.1)%
True-up for prior year deferred tax assets	10.2%	5.9%
Other	4.8%	1.2%
Change in Valuation Allowance	11.1%	19.0%
Net	0.0%	0.0%

As of December 31, 2020 and 2019, the Company had Federal net operating loss carry forwards of approximately $100,615,000 and $79,678,000, expiring through the year ending December 31, 2037 for net operating losses originating in tax years beginning before January 1, 2018. Net operating losses recorded in tax years beginning January1, 2018 and after are allowed for an indefinite carryforward period but limited to 80% of each subsequent year’s net income. As of December 31, 2020 and 2019, the Company had New Jersey state net operating loss carry forwards of approximately $7,548,000 and $28,855,000, expiring through the year ending December 31, 2040. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

Under Section 382 of the Code, use of our net operating loss carryforwards (“NOLs”) will be limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. We will experience an ownership change as a result of the Merger and therefore our ability to utilize our NOLs and certain credit carryforwards remaining at the Effective Time will be limited. The limitation will be determined by the fair market value of our common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger will impose a limitation on our NOLs.

The principal components of the deferred tax assets and related valuation allowances as of December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019

Reserves and other	$148,000	$508,000
Net operating loss carry-forwards	21,514,000	19,196,000
Research and development tax credit	455,000	455,000
Valuation Allowance	(22,117,000)	(20,159,000)
Net	$-	$-

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 - Income Tax Expense, continued

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $22,117,000 and $20,159,000. The change in the total valuation for the years ended December 31, 2020 and 2019 were increases of $1,958,000 and $738,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Consolidated Statement of Comprehensive Loss. As of January 1, 2020, the Company had no unrecognized tax benefits and no charge during 2020, and accordingly, the Company did not recognize any interest or penalties during 2020 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2020.

The Company files U.S. federal income tax returns and state income tax returns. The U.S. and state income tax returns filed for the tax years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

Note 10 – Commitments and Contingencies

Advisory Board

On December 4, 2019, the Company formed an advisory board (the “Advisory Board”) with expertise in the hemp and minor cannabinoid sectors. The Advisory Board will assist the Board of Directors in its strategic review including, potentially, the extraction, testing, purification and formulation of safe cannabinoids within the hemp industry. During December 2019, the Company appointed two members to the Advisory Board. Compensation over the term of service shall consist of an award of shares of the Company’s stock with a value of $25,000 for each advisor. During the years ended December 31, 2020 and 2019, the Company expensed $50,000 and $-, respectively, which is included in Administrative Expenses on the Statements of Comprehensive Loss. The Advisory Board was disbanded as of December 31, 2020.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Commitments and Contingencies, continued

COVID-19

The ultimate impact of the global COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to future developments. These include but are not limited to the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or the Company’s board of directors or management of the Company, may determine are needed. We do not yet know the full extent of potential delays or impacts on the Company’s business, vaccine development efforts, healthcare systems or the global economy as a whole. However, the effects are likely to have a material impact on the Company’s operations, liquidity and capital resources, and the Company will continue to monitor the COVID-19 situation closely.

In response to public health directives and orders, the Company has implemented work-from-home policies for many of the Company’s employees and temporarily modified the Company’s operations to comply with applicable social distancing recommendations. The effects of the orders and the Company’s related adjustments in its business are likely to negatively impact productivity, disrupt its business and delay the Company’s timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on its ability to conduct its business in the ordinary course. Similar health directives and orders are affecting third parties with whom we do business, including Premas, whose operations are located in India. Further, restrictions on the Company’s ability to travel, stay-at-home orders and other similar restrictions on its business have limited its ability to support its operations.

Severe and/or long-term disruptions in the Company’s operations will negatively impact its business, operating results and financial condition in other ways, as well. Specifically, the Company anticipates that the stress of COVID-19 on healthcare systems generally around the globe will negatively impact regulatory authorities and the third parties that the Company and Premas may engage in connection with the development and testing of the Company’s COVID-19 Vaccine Candidate.

In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit the Company’s ability to access capital, which could in the future negatively affect its liquidity. A recession or market correction resulting from the continuation of the COVID-19 pandemic could materially affect the Company’s business and the value of its common stock.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Commitments and Contingencies, continued

Litigation and Settlements

Watts v. Gormally, et al., No. 2:18-15992 (D.N.J.) and Chan v. Gormally, et al., No. 2:19-cv-4989 (D.N.J.)

On November 9, 2018, Cale Watts (“Watts Plaintiff”) filed a verified shareholder derivative complaint alleging violations of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on alleged material weaknesses in controls, management, and documentation (the “Watts Action”). On January 14, 2019, the parties reached an agreement in principle to settle the Watts Action that included corporate reforms and a payment of attorneys’ fees of $200,000. The parties finalized a Stipulation of Settlement on March 4, 2019. On February 7, 2019, Tiffany Chan, Jasmine Henderson, and Don Danesh (“Chan Plaintiffs”) filed a verified shareholder derivative complaint alleging violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same circumstances as the Watts Action (the “Chan Action”). The Chan Action further alleged that the Company should not have settled the Watts Action because the Watts Action plaintiffs lacked standing and the settlement would cause irreparable harm to the Company and its shareholders. On March 22, 2019, the Watts Plaintiff filed a motion for preliminary approval of the proposed settlement, approving the proposed form and method of providing notice of the settlement, scheduling a hearing for final approval of the settlement (“Watts Motion for Preliminary Approval”). On April 1, 2019, the Chan Plaintiffs filed an Opposition to the Motion for Preliminary Approval and a Motion to Intervene and Stay Proceedings (“Motion to Intervene and Stay”). Subsequently, the Watts Plaintiff, Chan Plaintiffs, and Defendants reached an agreement in principle to settle the Watts and Chan Actions that included corporate reforms and a payment of attorneys’ fees of $325,000. On October 2, 2019, the Watts Plaintiff filed an Unopposed Motion for Preliminary Approval of the Settlement (the “Omnibus Motion for Preliminary Approval”). The Omnibus Motion for Preliminary Approval was granted on January 8, 2020. Plaintiffs filed a motion for final approval of the proposed settlement by May 7, 2020. On May 28, 2020, the Court entered a final order and judgment approving the settlement. The resolution of this matter had no significant impact on the consolidated financial statements of the Company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Commitments and Contingencies, continued

Litigation and Settlements, continued

NovoTek Therapeutics Inc. and NovoTek Pharmaceuticals Limited v. Akers Biosciences, Inc.

On June 21, 2019, the Company received a complaint, filed by Novotek Therapeutics Inc., and Novotek Pharmaceuticals Limited (collectively, “Novotek”), Beijing-based entities, in the United States District Court for the District of New Jersey, alleging, among other things, breach of contract. Novotek is seeking, among other things, damages in the amount of $1,551,562, plus interest, disbursements and attorneys’ fees. The Company vigorously disputed the allegations in the complaint and has retained counsel to defend it. On September 16, 2019, the Company filed a partial motion to dismiss the complaint, which was fully submitted as of November 4, 2019. On June 9, 2020, the Court denied the Company’s motion. In anticipation of the case being settled, on October 20, 2020, the Court administratively closed the case. On November 13, 2020, the parties entered into a settlement agreement without either party admitting liability, effective as of November 3, 2020. The settlement agreement requires the Company to make a lump sum payment of $1,350,000 to Novotek within 60 days. The Company disbursed the settlement funds on December 31, 2020. The settlement expense is included in Loss from Discontinued Operations on the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2020.

Neelima Varma v. Akers Biosciences, Inc. and St. David’s Healthcare Partnership, L.P., LLP CAUSE NO: D-1-GN-19-004262

On July 25, 2019, the Company was notified that on July 23, 2019, a complaint was filed by Neelima Varma, against the Company and St. David’s Healthcare Partnership, L.P., LLP (“St. David’s”), in the district court of Travis County, Texas, alleging, among other things, negligence gross negligence and strict product liability, breach of express warranty, breach of implied warranty and fraudulent misrepresentation and omission with respect to a medical device which the Company had sold through one of its distributors to St. David’s. Mr. Varna was seeking aggregate monetary relief from the company and St. David’s in excess of $1,000,000. The Company carries product liability insurance. On July 29, 2020, this matter was resolved. The resolution of this matter had no significant impact on the consolidated financial statements of the Company.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Commitments and Contingencies, continued

Litigation and Settlements, continued

Douglas Carrara v. Akers Biosciences, Inc., John Does 1-10, and XYZ Corp. 1-10, Docket No. ESX-L-5272-19 (N.J. Super. Ct., Essex County):

Douglas Carrara, a former executive, sued the Company for breach of contract in connections with the termination of his employment. In his operative Complaint, filed August 9, 2019, Carrara primarily alleged that the Company breached the terms of his employment by failing to pay “severance” after terminating his employment “without cause.” Based on this alleged breach, Carrara sought compensatory damages and damages for lost wages and benefits. Carrara also sought punitive and/or liquidated damages and attorney’s fees. On August 29, 2019, the Company filed an answer to the operative complaint, denying all substantive allegations of wrongdoing. As of July 23, 2020, the parties have resolved all material disputes. The parties are in the process of preparing the appropriate documentation to effectuate this resolution and expect to file a stipulation of dismissal with prejudice shortly. The resolution of this matter had no significant impact on the consolidated financial statements of the Company.

ChubeWorkx Settlement Agreement and General Release

On August 3, 2020, the Company entered into a Settlement Agreement and General Release (the “SAGR”) with ChubeWorkx. The Company and ChubeWorkx entered into the SAGR to terminate a prior Settlement Agreement, dated August 17, 2016, by and among the Company and ChubeWorkx, (the “Prior Settlement Agreement” and, collectively with all other contracts, agreements and understandings by and between the Company and ChubeWorkx, whether written or oral, the “Prior Agreements”) pursuant to which the Company granted ChubeWorkx a security interest in substantially all of the Company’s assets, and to fully and finally settle and compromise any and all current and future claims and liabilities of any nature arising between the Company and ChubeWorkx in relation to, or otherwise connected with, the Prior Agreements, on the terms set forth in the SAGR.

As consideration for the settlement of claims pursuant to the SAGR, on August 5, 2020, the Company (i) paid to ChubeWorkx an amount equal to $300,000 and (ii) delivered to ChubeWorkx 500,000 shares of the Company’s common stock (the “Shares”) with a fair market value of $2,510,000. Accordingly, for the year ended December 31, 2020, litigation settlement expense of $2,810,000 was recorded in Discontinued Operations on the Consolidated Statements of Comprehensive Loss.

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

Litigation Related to the Merger with MYMD

Between January 22, 2021 and February 10, 2021, five alleged Akers stockholders filed separate actions in the state and federal courts of New York and New Jersey against Akers and the members of its board of directors, respectively captioned as follows: (i) Douglas McClain v. Akers Biosciences, Inc., et al., No. 650497/2021 (Sup. Ct., N.Y. Cty.); (ii) Owen Murphy v. Akers Biosciences, Inc., et al., No. 650545/2021 (Sup. Ct., N.Y. Cty.); Sue Gee Cheng v. Akers Biosciences, Inc., et al., No. 1:21-cv-01110 (S.D.N.Y.); Danny Lui v. Akers Biosciences, Inc., et al., No. GLO-C-000006-21 (N.J. Super. Ct., Ch. Div.); and Alan Misenheimer v. Akers Biosciences, Inc., et al., No. 1:21-cv-02310 (D.N.J.) (collectively, the “MYMD Merger Complaints”). The McClain and Lui actions are styled as putative class actions brought on behalf of the plaintiff and other similarly situated stockholders, while the Murphy, Cheng, and Misenheimer actions are brought solely on behalf of the individual stockholders. The MYMD Merger Complaints generally assert that Akers and its board of directors failed to disclose allegedly material information in the joint proxy and consent solicitation statement/prospectus and seek an order enjoining or unwinding the consummation of the Merger Agreement and awarding damages. The defendants believe that the claims asserted in the MYMD Merger Complaints are without merit and intend to appropriately defend themselves against them. Accordingly, the Company does not expect that these claims will have a material adverse effect on its financial condition or results of operations.

All legal fees incurred were expensed as and when incurred.

AKERS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Related Parties

Interim CFO

Effective on October 5, 2018 and through December 31, 2019, the Board appointed Howard R. Yeaton, to serve as the Chief Executive Officer and interim Chief Financial Officer of the Company. Effective on January 1, 2020, Mr. Yeaton entered into a new agreement with the Company whereby he served as the Company’s Interim Chief Financial Officer. Pursuant to a mutual understanding between the Company and Mr. Yeaton, Mr. Yeaton’s employment as Interim Chief Financial Officer ceased as of August 19, 2020. During his service as the Company’s Interim Chief Financial Officer Mr. Yeaton was the managing principal of Financial Consulting Strategies (“FCS”), and the Company had an ongoing relationship with FCS with FCS continuing to provide accounting services to the Company, as of December 31, 2020.   As of December 31, 2020, FCS was considered to be a related party. During the year ended December 31, 2020 and 2019, the Company incurred costs of $14,500 and $38,888, respectively with FCS in connection with these services. As of December 31, 2020, and December 31, 2019 the Company had an obligation to FCS in the amounts of $0 and $18,323, respectively, for these services which is included in trade and other payables in the Consolidated Balance Sheets.

As of December 31, 2020, included in accounts payable and accrued expenses was an obligation of $3,173, representing an obligation to issue 471 shares of common stock to Mr. Yeaton, earned during 2019, but not issued. The accrual is reflected in trade and other payables on the Consolidated Balance Sheet.

Taglich Brothers, Inc.

On November 23, 2020, the Company retained Taglich Brothers, Inc. (“Taglich Brothers”) on a non-exclusive basis as a consultant to render consulting services, assist with review, and analysis of, financial planning and budgeting matters of the Company for a term of 12 months. Pursuant to the Consulting Agreement with Taglich Brothers, the Company agreed to pay Taglich Brothers $10,000 per month.

Mr. Schreiber is the managing director of capital markets at Taglich Brothers, and Mr. Schroeder is the vice president of investment banking at Taglich Brothers.

Note 12 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

During the years ended December 31, 2020 and 2019, the Company made matching contributions to the 401(k) Plan of $19,571 and $20,420, respectively.

Note 13 – Subsequent Events

On February 11, 2021, a subscriber to the November 17, 2020 Private Placement directed the Company’s transfer agent to cancel 932,432 common shares purchased and issue 932,432 pre-funded warrants pursuant to the terms of the securities purchase agreement dated November 11, 2020. As a result of this transaction, Akers’ common shares issued and outstanding as of February 26, 2021 was 16,652,829. The conversion had no significant impact on the consolidated financial statements of the Company.

