Form 10-Q
period 2021-03-31
MyMD Pharmaceuticals, Inc.
filed 2021-05-18
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-36268

MyMD Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	22-2983783
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

855 N. Wolfe Street, Suite 623

Baltimore, MD 21205

(Address of principal executive offices and zip code)

(856) 848-8698

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, no par value per share	MYMD	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, there were 36,880,037 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 of MyMD Pharmaceuticals, Inc., which was formerly known as Akers Biosciences, Inc. prior to the consummation on April 16, 2021 of the merger described below.

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 (the Original Merger Agreement, as amended by Amendment No. 1, the “Merger Agreement”), by and among MyMD Pharmaceuticals, Inc., a New Jersey corporation previously known as Akers Biosciences, Inc. (the “Company”), XYZ Merger Sub Inc., a Florida corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s common stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of the Company’s common stock, no par value per share (the “Company Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payments in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-merger MyMD Florida stockholders at the closing of the Merger payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger. Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former MyMD Florida equity holders owned approximately 77.05% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of MyMD Florida Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Akers Biosciences, Inc. stockholders owned approximately 22.95% of the outstanding equity of the Company.

The Merger is expected to be treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Akers Biosciences, Inc.’s operations were disposed of as part of the consummation of the Merger and therefore no goodwill or other intangible assets were recorded by the Company as a result of the Merger. MyMD Florida is expected to be treated as the accounting acquirer, as its stockholders control the Company after the Merger, even though Akers Biosciences, Inc. was the legal acquirer.

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional information.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

(previously known as Akers Biosciences, Inc.)

Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

	As of
	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$569,366	$18,617,955
Marketable Securities	30,480,537	16,718,452
Other Receivables	3,026,137	1,200,009
Prepaid expenses	214,111	294,343
Current assets of discontinued operations	7,700	12,002

Total Current Assets	34,297,851	36,842,761

Non-Current Assets
Other Assets	1,500,000	-

Total Non-Current Assets	1,500,000	-

Total Assets	$35,797,851	$36,842,761

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,335,751	$2,203,902
Current liabilities of discontinued operations	38,308	59,393

Total Current Liabilities	2,374,059	2,263,295

Total Liabilities	$2,374,059	$2,263,295

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized
Series A Convertible Preferred Stock, 10,000,000 shares designated, $0.001 par value and a stated value of $0.0725 per share, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Series C Convertible Preferred Stock, 1,990,000 shares designated, no par value and a stated value of $4.00 per share, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of March 31, 2021 and December 31, 2020	144,524	144,524
Series E Junior Participating Preferred Stock, 100,000 shares designated, no par value and a stated value of $0.001 per share, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, no par value, 100,000,000 shares authorized 8,326,730 and 8,792,946 issued and outstanding as of March 31, 2021 and December 31, 2020	171,925,670	171,598,681
Accumulated Deficit	(138,646,402)	(137,163,739)

Total Shareholders’ Equity	33,423,792	34,579,466

Total Liabilities and Shareholders’ Equity	$35,797,851	$36,842,761

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

(previously known as Akers Biosciences, Inc.)

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Research and Development Expenses	(19,365)	2,483,057
Administrative Expenses	1,508,336	1,055,148
Sales and Marketing Expenses	-	6,250

Loss from Operations	(1,488,971)	(3,544,455)

Other (Income) Expenses
(Gain)/Loss on Investments	(12,649)	36,714
Loss on Fair Market Value of Equity Investments	14,402	-
Interest and Dividend Income	(43,453)	(46,703)
Total Other Income	(41,700)	(9,989)

Loss from Continuing Operations Before Income Tax	(1,447,271)	(3,534,466)

Income Tax Benefit	-	-

Loss from Continuing Operations	(1,447,271)	(3,534,466)

Loss from Discontinued Operations Before Income Tax	(35,392)	(4,070)

Income Tax	-	-

Loss from Discontinued Operations	(35,392)	(4,070)

Net Loss	(1,482,663)	(3,538,536)

Other Comprehensive Income (Loss)
Net Unrealized Loss on Marketable Securities	-	(240,937)
Total Other Comprehensive Income (Loss)	-	(240,937)

Comprehensive Loss	$(1,482,663)	$(3,779,473)

Basic and Diluted loss per common share from continuing operations	$(0.17)	$(3.18)
Basic and Diluted loss per common share from discontinued operations	$(0.00)	$(0.00)
Basic and Diluted loss per common share	$(0.17)	$(3.18)

Weighted average basic common shares outstanding	8,544,298	1,113,737

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

(previously known as Akers Biosciences, Inc.)

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

	Series D Convertible					Accumulated
	Preferred Stock		Common Stock			Other
				Common	Accumulated	Comprehensive	Total
	Shares	Series D	Shares	Stock	Deficit	Income/(Loss)	Equity
Balance at December 31, 2019 (audited)	-	$-	869,732	$128,920,414	$(119,583,130)	$17,886	$9,355,170
Net loss	-	-	-	-	(3,538,536)	-	(3,538,536)
Stock-based compensation – acquisition of license for series D convertible preferred stock	211,353	418,479	-	-	-	-	418,479
Stock-based compensation – acquisition of license for common stock	-	-	205,702	814,578	-	-	814,578
Exercise of prepaid equity forward contracts for common stock	-	-	382,500	77	-	-	77
Stock-based compensation – restricted stock units	-	-		8,620	-	-	8,620
Net unrealized loss on marketable securities	-	-	-	-	-	(240,937)	(240,937)

Balance at March 31, 2020 (unaudited)	211,353	$418,479	1,457,934	$129,743,689	$(123,121,666)	$(223,051)	$6,817,451

	Series D Convertible					Accumulated
	Preferred Stock		Common Stock			Other
				Common	Accumulated	Comprehensive	Total
	Shares	Series D	Shares	Stock	Deficit	Income/(Loss)	Equity
Balance at December 31, 2020 (audited)	72,992	$144,524	8,792,946	$171,598,681	$(137,163,739)	$-	$34,579,466
Net loss	-			-	(1,482,663)	-	(1,482,663)
Common stock cancelled for prepaid equity forward contract for common stock	-	-	(466,216)	-	-	-	-
Stock-based compensation – restricted stock units	-			326,989	-	-	326,989

Balance at March 31, 2021 (unaudited)	72,992	$144,524	8,326,730	$171,925,670	$(138,646,402)	$-	$33,423,792

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

(previously known as Akers Biosciences, Inc.)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(1,447,271)	$(3,534,466)
Net loss from discontinued operations	(35,392)	(4,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(gain) on sale of securities	(12,649)	36,714
Loss on fair market value of equity investments	14,402	-
Accrued interest/dividends	(24,324)	(4,713)
Depreciation and amortization	-	-
Impairment of intangible assets	-	-
Share based compensation to directors - restricted stock units	326,989	1,302
Share based compensation - shares issued to vendors	-	7,318
Share based compensation - shares issued for Cystron	-	1,233,057
Changes in assets and liabilities
Decrease in prepaid expenses	80,232	89,897
Increase/(decrease) in trade and other payables	(1,368,151)	531,819
Increase in right-of-use liabilities	-	1,128
Cash Flows from Discontinued Operations	(16,783)	(324,969)
Net cash used in operating activities	(2,482,947)	(1,966,983)

Cash flows from investing activities:
Short-term note receivable	(1,800,000)	-
Purchases of marketable securities	(15,269,129)	(41,989)
Proceeds from sale of marketable securities	1,503,487	2,303,890
Net cash (used in)/provided by investing activities	(15,565,642)	2,261,901

Cash flows from financing activities
Net proceeds from the exercise of prepaid equity forward contracts for the purchase of common stock	-	77
Net cash provided by financing activities	-	77

Net increase/(decrease) in cash and restricted cash	(18,048,589)	294,995
Cash and restricted cash at beginning of period	18,617,955	632,538
Cash and restricted cash at end of period	$569,366	$927,533

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Net unrealized losses on marketable securities	$-	$(240,937)
Operating lease right-of-use asset obtained in exchange for lease obligation	$-	$306,706
Other assets - Investment in Oravax included in trade and other payables	$1,500,000	$-

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

(previously known as Akers Biosciences, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation. These consolidated financial statements include four wholly owned subsidiaries as of March 31, 2021, XYZ Merger Sub, Inc. (“Merger Sub”), Cystron Biotech, LLC (“Cystron”), Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

The Company was historically a developer of rapid health information technologies and between March 2020 and April 2021, was primarily focused on the development of a vaccine candidate against SARS-CoV-2, a coronavirus currently causing a pandemic throughout the world (“COVID-19”). Following closing of the Merger and the Contribution Transaction described below that occurred on April 16, 2021, the Company is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MyMD-1 and Supera-CBD.

On July 7, 2020, the Company immediately ceased the production and sale of its rapid, point of care screening and testing products. The Company will continue to provide support for these testing products that remain in the market through respective product expiration dates. For a more detailed description of the Company’s cessation of its screening and testing products (Note 5).

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 (the Original Merger Agreement, as amended by Amendment No. 1, the “Merger Agreement”), by and among MyMD Pharmaceuticals, Inc., a New Jersey corporation previously known as Akers Biosciences, Inc. (the “Company”), Merger Sub, and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s common stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of the Company’s common stock, no par value per share (the “Company Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payment in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger (the “Milestone Payments”) payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former MyMD Florida equity holders owned approximately 77.05% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of MyMD Florida Common Stock assumed by the Company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Akers Biosciences, Inc. stockholders own approximately 22.95% of the outstanding equity of the Company.

The Company acquired 100% of the membership interests of Cystron pursuant to a Membership Interest Purchase Agreement, dated March 23, 2020 (as amended by Amendment No. 1 on May 14, 2020, the “MIPA”) from certain selling parties (the “Cystron Sellers”). Cystron is a party to a License and Development Agreement (as amended and restated on March 19, 2020, in connection with our entry into the MIPA, the “License Agreement”) with Premas Biotech PVT Ltd. (“Premas”) whereby Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19. On April 16, 2021, pursuant to the Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax Medical, Inc. (“Oravax”) and, for the limited purpose set forth therein, Premas, the parties consummated the transactions contemplated therein. Pursuant to the Contribution Agreement, among other things, the Company caused Cystron to contribute substantially all of the assets associated with its business of developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax (the “Contribution Transaction”) (Note 3).

Effective as of 4:05 pm Eastern Time on April 16, 2021, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to affect the Reverse Stock Split. As a result of the Reverse Stock Split, immediately following the effective time of the Merger, every two shares of the Company Common Stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Each stockholder who did not have a number of shares evenly divisible pursuant to the Reverse Stock Split ratio and who would otherwise be entitled to receive a fractional share of Company Common Stock was entitled to receive an additional share of Company Common Stock. The number of shares on equity related disclosures included in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and accompanying notes, were retrospectively adjusted to reflect the effects of the Reverse Stock Split.

In connection with the closing of the Merger, the Company changed its name to MyMD Pharmaceuticals, Inc. and its NASDAQ trading symbol to MYMD (Note 3).

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2020 and 2019 included in the Company’s 2020 Form 10-K, as filed on March 1, 2021. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2021 and December 31, 2020.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at March 31, 2021	$30,480,537	$-	$-

Marketable securities at December 31, 2020	$16,718,452	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of March 31, 2021, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended March 31, 2021 was a loss of $14,402.

Gains and losses resulting from the sales of marketable securities were gains (losses) of $12,649 and $(36,714) for the three months ended March 31, 2021 and 2020, respectively.

Proceeds from the sales of marketable securities in the three months ended March 31, 2021 and 2020 were $1,503,487 and $2,303,890, respectively.

(g) Other Receivables

During the year ended December 31, 2020, the Company advanced MyMD Florida $1,200,000 under a secured promissory note (the “Bridge Loan Note”). During the three months ended March 31, 2021, the Company advanced additional draws of $1,800,000 to MyMD Florida under the Bridge Loan Note (see Note 3). The Company accrued interest of $26,137 during the three months ended March 31, 2021, which is included in interest and dividend income on the Condensed Consolidated Statement of Comprehensive Loss. As MyMD Florida is the surviving entity and a wholly owned subsidiary of the Company after the consummation of the Merger on April 16, 2021, the promissory note was eliminated in the consolidated financial statements of the Company after the Merger. (Note 3).

(h) Prepaid Expenses

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

(j) Risk Management of Cash and Investments

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

(k) Investments

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

The Company follows the equity method for recording investments in joint ventures when the existence of significant influence over operational and financial policy has been established, as determined by management; otherwise, the Company will record these investments using the cost method.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2021, and December 31, 2020, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three months ended March 31, 2021 and 2020 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 30, 2021 and 2020. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three months ended March 31, 2021 and 2020, common stock equivalents were anti-dilutive.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2021	2020
Stock Options	-	20
RSUs	394,680	-
Warrants to purchase common stock	5,463,032	123,645
Pre-funded Warrants to purchase common stock	986,486	15,000
Series D Preferred Convertible Stock	36,496	105,677
Warrants to purchase Series C Preferred stock	27,500	995,000
Total potentially dilutive shares	6,908,194	1,239,342

(o) Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (the “2018 Update”). The amendments in the 2018 Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to the 2018 Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(q) Discontinued Operations

In accordance with FASB ASC 205, results of operations of a component of an entity that has either been disposed of or is held for sale is to be reported as discontinued operations in the condensed consolidated financial statements if the disposition or sale represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (Note 5).

(r) Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (the “2020 Update”). The amendments in the 2020 Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in the 2020 Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The settlement assessment was simplified by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in the 2020 Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity should adopt the guidance as of the beginning of its annual fiscal year. Entities are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted this standard as of January 1, 2021 and the adoption did not have a material impact on its financial statements.

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

Note 3 – Recent Developments, Liquidity and Management’s Plans

Acquisition and Disposition of Cystron

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

On March 18, 2021, the Company and the Cystron Sellers, which are also shareholders of Oravax, entered into a Termination and Release Agreement terminating the MIPA effective upon consummation of the Contribution Agreement. In addition, the Cystron Sellers agreed to waive any change of control payment triggered under the MIPA as a result of the Merger.

On April 16, 2021, the parties consummated the Contribution Transaction. Pursuant to the Contribution Agreement, effective upon the closing of the Merger, the Company agreed (i) to contribute an amount in cash equal to $1,500,000 to Oravax and (ii) cause Cystron to contribute substantially all of the assets associated with its business or developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax. In consideration for the Company’s commitment to consummate the Contribution Transaction, Oravax issued to the Company 390,000 shares of its capital stock (equivalent to 13% of Oravax’s outstanding capital stock on a fully diluted basis) and assumed all of the obligations or liabilities in respect of the assets of Cystron (excluding certain amounts due to Premas), including the obligations under the license agreement with Premas. In addition, Oravax agreed to pay future royalties to the Company equal to 2.5% of all net sales of products (or combination products) manufactured, tested, distributed and/or marketed by Oravax or its subsidiaries.

As of March 31, 2021 and December 31, 2020, $300,000 and $1,510,290, respectively, is included in Trade and Other Payables for amounts due to Premas’ under the MIPA. During March 2021, the Company paid Premas a total of $1,200,000, deferred $300,000 to a future date to be determined by Premas. The remaining balance of $10,290 was waived per the terms of the Contribution Agreement and was credited to Research and Development Expenses in the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, $(19,365) and $2,483,057, respectively, is included in Research and Development Expense within the Consolidated Statement of Comprehensive Loss.

Agreement and Plan of Merger and Reorganization

On November 11, 2020, the Company, Merger Sub, and MyMD Florida entered into the Merger Agreement. In addition, in connection with the execution of the Merger Agreement, the Company agreed to advance a bridge loan of up to $3,000,000 to MYMD Florida pursuant to the Bridge Loan Note.

On April 16, 2021, the parties consummated the transactions contemplated pursuant to the Merger Agreement, including the Merger, and Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the Merger as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida Common Stock, including shares underlying MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares of Company Common Stock, (y) the Additional Consideration, and (z) potential Milestone Payments (up to 28,553,307 shares, the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger), payable upon the achievement of certain market capitalization milestone events during the Milestone Period. Immediately following the effective time of the Merger, the Company effected the Reverse Stock Split. In connection with the closing of the Merger, the Company changed its name to MyMD Pharmaceuticals, Inc. and the Company Common Stock listed on The Nasdaq Capital Market, previously trading through the close of business on April 16, 2021 under the trading symbol “AKER”, commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the trading symbol “MYMD” on April 19, 2021.

Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the Company issued 28,553,307 post reverse stock split shares of Company Common Stock to the former stakeholders of pre-Merger MyMD Florida at the Exchange Ratio. Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the former stakeholders of pre-Merger MyMD Florida held approximately 77.05% of the Company’s Common Stock outstanding on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common Stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of pre-Merger MyMD Florida Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing. Holders of pre-Merger common stock of the Company held approximately 22.95% of the outstanding equity of the Company. Also upon completion of the Merger and the transactions contemplated by the Merger Agreement, the Company assumed 4,188,315 MyMD Florida stock options subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to extend the term of such stock option for a period expiring on April 16, 2024, the second-year anniversary of the Merger (the “Option Exercise Period”).

The holders of approximately 49.68% of outstanding shares of Company Common Stock are subject to lockup agreements pursuant to which such stockholders have agreed, except in limited circumstances, not to transfer, grant an option with respect to, sell, exchange, pledge or otherwise dispose of, or encumber, any shares of Company capital stock for 180 days following the effective time of the Merger. For the subsequent 180 days after the initial 180-day lock-up period, any disposal of Company Common Stock must be only in accordance with the volume limitations set forth in paragraph (2) of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Act”).

Pursuant to the terms and conditions of the Merger Agreement, not later than 30 days after the Option Exercise Period, the Company will pay stockholders of MyMD Florida the Additional Consideration from the exercise of any MyMD Florida options assumed by the Company prior to the second-year anniversary of the Merger; provided, however, the amount of such payment will not exceed the maximum amount of cash consideration that may be received by stockholders of MyMD Florida without affecting the intended tax consequences of the Merger.

Under the terms of the Merger Agreement, the Company has agreed to pay contingent consideration to MyMD Florida stockholders in the form of the Milestone Payments. The Milestone Payments are payable in the dollar amounts set forth in the chart below upon the achievement of the milestone events set forth opposite such dollar amount during the Milestone Period as follows:

Milestone Event	Milestone Payment

Market capitalization of the Company for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period is equal to or greater than $500 million (the “First Milestone Event”).	$20 million.

For every $250 million incremental increase in market capitalization of the Company after the First Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period, up to a $1 billion market capitalization of the Company.	$10 million per each incremental increase (it being understood, however, that, if such incremental increase results in market capitalization equal to $1 billion, such $20 million payment in respect of such incremental increase shall be payable without duplication of any amount payable in respect of a Second Milestone Event).

Market Capitalization of the Company for at least 10 trading days during any 20 consecutive trading day period is equal to or greater than $1 billion (the “Second Milestone Event”).	$25 million.

For every $1 billion incremental increase in market capitalization of the Company after the Second Milestone Event to the extent such incremental increase occurs for at least 10 trading days during any 20 consecutive trading day period during the Milestone Period.	$25 million per each incremental increase.

Each milestone payment will be payable in shares of Company Common Stock (the “Milestone Shares”), with the number of Milestone Shares to be issued determined by dividing the applicable Milestone Payment amount by the volume-weighted average price of a share of the Company’s common stock during the 10 trading days immediately preceding the achievement of the milestone event; provided, however, that in no event shall the price of a share of Company Common Stock used to determine the number of Milestone Shares to be issued be deemed to be less than $5.00 per share (as adjusted for stock splits, stock dividends, reverse stock splits, and the like occurring after the closing date). Notwithstanding the foregoing, the number of Milestone Shares payable by the Company shall not exceed 28,553,307 shares of Company Common Stock issued to MyMD Florida stockholders at the closing in connection with the Merger.

Secured Promissory Note

On November 11, 2020, concurrently with the execution of the Merger Agreement, the Company agreed to provide a bridge loan up to an aggregate principal amount of $3,000,000 to pre-Merger MyMD Florida pursuant to the Bridge Loan Note. Advances under the Bridge Loan Note (“Bridge Loan Advances”) were made in the amounts and at the times as needed to fund MyMD Florida’s operating expenses. Bridge Loan Advances accrue interest at 5% per annum, which may be increased to 8% per annum upon occurrence of any event of default, from the date of such default. The principal and the accrued interest thereon are to be repaid on the earliest of (a) April 15, 2022; (b); if the Merger was consummated, then upon demand of the Company following the consummation of the Merger; or (c) the date on which the obligations under the Bridge Loan Note are accelerated upon event of default as set forth in the Bridge Loan Note. The payment and performance of all obligations under the Note are secured by a first priority security interest in all of MyMD Florida’s right, title and interest in and to its assets as collateral. The outstanding principal amount and the accrued interest of the Bridge Loan Note were convertible into shares of MyMD Florida Common Stock in accordance with the terms of the Merger Agreement.

As of March 31, 2021 and December 31, 2020, the Company had advanced MyMD Florida $3,000,000 and $1,200,000, respectively, under the Bridge Loan Note, which is classified as Other Receivables on the Condensed Consolidated Balance Sheets.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The unaudited pro forma condensed combined financial statements as of and for the three months ended March 31, 2021, give effect to the merger of Merger Sub with and into MyMD Florida and have been prepared in accordance with the guidance under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805: Business Combinations. This transaction is accounted for as a reverse acquisition involving only the exchange of equity; whereby, the fair value of the equity of the accounting acquiree (the Company) is used to measure consideration transferred since the value of the Company’s equity interests are more reliably measurable than the value of the accounting acquirer’s (pre-Merger MyMD Florida) equity interest. Pre-Merger MyMD Florida is the accounting acquirer based upon the terms of the merger and other factors, such as the number of shares issued to pre-Merger MyMD Florida stockholders under the Merger Agreement upon closing of the Merger, relative voting rights and the composition of the combined company’s board and senior management. The unaudited pro forma condensed combined financial statements also give effect to the purchase of substantially all of the assets and certain liabilities of Supera Pharmaceuticals, Inc., a Florida corporation (“Supera”), pursuant to an Asset Purchase Agreement, dated November 11, 2020, by and between pre-Merger MyMD Florida and Supera (the “Supera Purchase”) and the Contribution Transaction. Certain fair values of the acquired assets and assumed liabilities may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods within the measurement period when it reflects new information obtained about facts and circumstances that were in existence at the acquisition date. The measurement period cannot exceed one year from the acquisition date. The following selected unaudited pro forma financial data does not give effect to the potential issuance of the Milestone Shares, which is contingent upon achievement of certain market capitalization milestone events during the Milestone Period, or the potential payment of Additional Consideration, which is contingent upon exercise of the options to purchase pre-Merger MyMD Florida common stock assumed by the Company upon closing of the Merger during the Option Exercise Period.

The following should be read with the unaudited pro forma condensed combined financial statements presented below:

●	The accompanying notes to the unaudited pro forma condensed combined financial statements;
●

The Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 and the notes relating thereto in the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2021.

●	The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and the notes relating thereto of this quarterly report;
●	Pre-Merger MyMD Florida’s unaudited financial statements as of and for the three months ended March 31, 2021 and the notes relating thereto, contained in Exhibit 99.2; and
●	Supera’s unaudited financial statements as of and for the three months ended March 31, 2021 and the notes relating thereto, contained in Exhibit 99.1.

The Company is providing the following unaudited pro forma condensed combined financial information to aid in the analysis of the financial aspects of the transactions.

The unaudited pro forma condensed combined balance sheet as of March 31, 2021 combines the historical unaudited consolidated balance sheet of the Company as of March 31, 2021 with the historical unaudited balance sheet of pre-Merger MyMD Florida as of March 31, 2021, giving pro forma effect to the Supera Purchase, the Contribution Transaction, and the proposed merger as if they had consummated on March 31, 2021.

The unaudited pro forma condensed combined statement of comprehensive loss for the three months ended March 31, 2021 combines the historical unaudited consolidated statement of comprehensive loss of the Company for the three months ended March 31, 2021 with the historical unaudited statement of operations of pre-Merger MyMD Florida for the three months ended March 31, 2021, giving pro forma effect to the Supera Purchase, the Contribution Transaction, and the proposed merger as if they had consummated as of January 1, 2021.

The historical financial information has been adjusted in the respective unaudited pro forma condensed combined financial statements to give effect to pro forma events that are (1) directly attributable to the Supera Purchase, the Contribution Transaction or the proposed merger, (2) factually supportable, and (3) with respect to the statements of comprehensive loss, expected to have a continuing impact on the combined company.

The unaudited pro forma condensed combined financial statements presented are based on the assumptions and adjustments described in the accompanying notes. The pro forma condensed combined financial statements are presented for illustrative purposes only and do not purport to represent what the financial position or results of operations would have been if the Supera Purchase, the Contribution Transaction or the proposed merger had been completed as of the dates indicated in the unaudited pro forma condensed combined financial statements or that will be realized upon the consummation of the proposed transactions.

The historical unaudited pro forma condensed combined financial statements of the Company and pre-Merger MyMD Florida included herein have been prepared in accordance with GAAP. The application of the acquisition method of accounting is dependent upon certain valuations and other studies that have yet to be completed or have not progressed to a stage where there is sufficient information for a definitive measurement. Accordingly, the pro forma adjustments are preliminary, subject to further revision as additional information becomes available and additional analyses are performed and have been made solely for the purpose of providing unaudited pro forma condensed combined financial statements. Upon consummation of the Merger, final valuations and studies will be performed. Differences between these preliminary estimates and the final acquisition accounting may occur and these differences could have a material impact on the accompanying unaudited pro forma condensed combined financial statements and the combined company’s future financial position and results of operations. Fair values determined as of the assumed acquisition dates are based on the most recently available information. To the extent there are significant changes to the Company’s or pre-Merger MyMD Florida’s business, or as new information becomes available, the assumptions and estimates herein could change significantly.

Because pre-Merger MyMD Florida will be treated as the accounting acquirer, pre-Merger MyMD Florida’s assets and liabilities will be recorded at their pre-combination carrying amounts and the historical operations that are reflected in the financial statements will be those of pre-Merger MyMD Florida. The Company’s assets and liabilities will be measured and recognized at their fair values as of the date of the Merger, and consolidated with the assets, liabilities and results of operations of pre-Merger MyMD Florida after the consummation of the Merger. The unaudited pro forma condensed combined statement of comprehensive loss includes certain acquisition accounting adjustments described therein.

The unaudited pro forma condensed combined statement of comprehensive loss does not include (a) the impacts of any revenue, cost or other operating synergies that may result from the Merger or any related restructuring costs; (b) certain amounts resulting from the Merger that were determined to be of a non-recurring nature.

The Supera Purchase and the merger have been consummated as of the date of the preparation of these pro forma financial statements.

MyMD Pharmaceuticals, Inc. and Subsidiaries

Pro Forma Condensed Combined Balance Sheets

March 31, 2021

(unaudited)

		Accounting
		Acquirer	Cystron
	Legal Acquirer	Pre-Merger MyMD	Biotech Spin-off				Pro Forma
	Company	Florida	Adjustments	AJE #	Adjustments	AJE #	Combined

Current assets:
Cash and Cash Equivalents	$569,366	$437,178	$-		$-		$1,006,544
Marketable Securities	30,480,537	-	(1,500,000)	a	(3,379,614)	1	25,600,923
Other Receivables	3,026,137	-	-		(3,026,137)	4	-
Prepaid Expenses	223,029	1,218	-		-		223,029
Total current assets	34,297,851	438,396	(1,500,000)		(6,405,751)		26,830,496

Non-Current Assets
Investment in Oravax	1,500,000	-	-		-		1,500,000
Goodwill	-	-	-		18,467,102	8	18,467,102
Total Non-Current Assets	1,500,000	-	-		18,467,102		19,967,102

Total Assets	$35,797,851	$438,396	$1,500,000		$12,061,351		$46,797,598

Current Liabilities
Trade and Other Payables	$2,374,059	$2,204,805	$(1,500,000)	a	$688,913	6	$3,767,777
Bridge Loan Payable - Related Party	-	3,000,000	-		(3,000,000)	2,4	-
Accrued Interest	-	257,411	-		(257,411)	1	-
Due to Related Party Starwood Trust and Jonnie Williams, Sr and Supera	-	185,577	-		(185,577)	1	-
Line of Credit, Related Party, net unamortized Debt Discount	-	2,936,626	-		(2,936,626)	1	-
Payroll Protection Program Loan	-	70,600	-		-		70,600
Total current liabilities	2,374,059	8,655,019	(1,500,000)		(5,690,701)		3,838,377

Total Liabilities	$2,374,059	$8,655,019	$(1,500,000)		$(5,690,701)		$3,838,377

Commitments and contingencies

Stockholders’/Members’ Deficit
Preferred Stock, no par value, 50,000,000 total preferred shares authorized
Series C Convertible Preferred Stock, 1,990,000 shares designated, no par value and a stated value of $4.00 per share, 0 shares issued and outstanding as of March 31, 2021	-	-	-		-		-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of March 31, 2021	144,524	-	-		-		144,524
Series E Junior Participating Preferred Stock, 100,000 shares designated, no par value and a stated value of $0.001 per share, 0 shares issued and outstanding as of March 31, 2021	-	-	-		-		-
Common stock, no par value, 100,000,000 shares authorized 8,326,730 issued and outstanding as of March 31, 2021	171,925,670	-	10,290	b	(40,451,041)	3,5,6,7,8	131,484,919
Common Stock $0.0001 par value, 90,000,000 shares authorized 40,043,504 outstanding as of March 31, 2021		4,004	-		(4,004)	3	-
Additional Paid-in-Capital	-	43,411,488	-		(43,411,488)	3	-
Accumulated Deficit	(138,646,402)	(51,632,115)	(10,290)	b	101,618,585	1,2,5,6,7,8	(88,670,222)
Total Stockholders’/Members’ Deficit	33,423,792	(8,216,623)	-		17,752,052		42,959,221

Total Liabilities and Shareholders’ Equity	$35,797,851	$438,396	$(1,500,000)		$12,061,351		$46,797,598

MyMD Pharmaceuticals Inc. and Subsidiaries

Pro Forma Condensed Combined Statements of Comprehensive Loss

For the Three Months Ended March 31, 2021

(unaudited)

		Accounting
		Acquirer	Cystron
	Legal	Pre-Merger	Biotech
	Acquirer	MyMD	Spin-off	AJE		AJE	Pro Forma
	Company	Florida	Adjustments	#	Adjustments	#	Combined

Product Revenue	$-	$-	$-		$-		$-
Product Cost of Sales	-	-	-		-		-
Gross Income	-	-	-		-		-

Operating Expenses:
Administrative Expenses	1,508,336	1,247,248	-		-		2,755,584
Sales and Marketing Expenses	-	-	-		-		-
Research and Development Expenses	(19,365)	1,052,001	10,290	bb	-		1,042,926
Total operating expenses	1,488,971	2,299,249	10,290		-		3,798,510

Loss from operations	(1,488,971)	(2,299,249)	(10,290)		-		(3,798,510)

Other (Income) Expense:
Loss on Disposal of Property and Equipment	-	-	-		-		-
Foreign Currency Transaction Loss	-	-	-		-		-
Gain on Investments	(12,649)	-	-		-		(12,649)
Loss on fair market value of Equity Investments	14,402						14,402
Interest and Dividend (Income)/Expense	(43,453)	660,564	-		26,137	aa	643,248
Total Other (Income)/Loss	(41,700)	660,564	-		26,137		645,01

Loss from Continuing Operations Before Income Tax	(1,447,271)	(2,959,813)	(10,290)		(26,137)		(4,443,511)

Income Tax Benefit	-	-	-		-		-

Net Loss from Continuing Operations	(1,447,271)	(2,959,813)	(10,290)		(26,137)		(4,443,511)

Basic and Diluted loss per common share from continuing operations	$(0.17)						$(0.12)
Weighted average basic common shares outstanding	8,544,298				28,955,790		37,500,088

Notes to Unaudited Pro forma condensed combined Financial Statements

1.	Description of the Transaction and Basis of the Pro Forma Presentation

The unaudited pro forma condensed combined financial statements were prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP) and pursuant to the rules and regulations of SEC Regulation S-X, and present the pro forma financial position and results of operations of the combined companies based upon the historical data of the Company and pre-Merger MyMD Florida, after giving effect to the Supera Purchase, the Contribution Transaction and the Merger.

In accordance with the guidance under FASB ASC 805: Business Combinations, this transaction is accounted for as a reverse acquisition involving only the exchange of equity; whereby, the fair value of the equity of the accounting acquiree (the Company) is used to measure consideration transferred since the value of the Company’s equity interests are more reliably measurable than the value of the accounting acquirer’s (pre-Merger MyMD Florida) equity interest. Pre-Merger MyMD Florida is the accounting acquirer based upon the terms of the Merger.

Merger Agreement

Pursuant to the Merger Agreement, Merger Sub merged with and into pre-Merger MyMD Florida, with pre-Merger MyMD Florida continuing after the Merger as the surviving corporation on April 16, 2021. Based on the Exchange Ratio of 0.7718, the Company issued to pre-Merger MyMD Florida’s shareholders 0.7718 shares of the Company’s common stock per share of pre-Merger MyMD Florida’s common stock, pursuant to the terms of the Merger Agreement. On a pro forma basis, based upon the number of shares of the Company’s common stock issued in the Merger (including shares of the Company’s common stock issuable upon certain outstanding Company options and warrants), pre-Merger Company shareholders own approximately 22.95% of the combined company and pre-Merger MyMD Florida shareholders own approximately 77.05% of the combined company.

The Company issued 28,553,307 shares of common stock and 4,188,315 stock options to the pre-Merger MyMD Florida shareholders on a post reverse split basis.

Treatment of the MyMD and Supera Merger

The merger of Supera into pre-Merger MyMD Florida was treated as a merger under common control. The financial statements were combined, and intercompany transactions were eliminated. Intercompany eliminations consisted of $444,000 related to the use and reimbursement of expenses for a private aircraft as recorded in the Statements of Operations for the three months ended March 31, 2021.

Pre-Merger MyMD Florida’s shareholders owned 60% and Supera shareholders owned 40% of the combined entity. Based upon an exchange ratio of 1.3575 shares of pre-Merger MyMD Florida’s common stock per share of Supera common stock, pre-Merger MyMD Florida issued 33,937,909 common shares to the shareholders of Supera upon the closing of the merger. Pre-Merger MyMD Florida had approximately 73,991,413 of common shares issued and outstanding and 10,853,360 stock options outstanding upon completion of the Merger.

The pro forma condensed combined financial statements present the pre-Merger MyMD Florida’s combined entity as of and for the three months ended March 31, 2021.

Treatment of the Contribution and Assignment Agreement in the Merger

On March 18, 2021, the Company entered into the Contribution Agreement by and among the Company, Cystron, and Oravax, pursuant to which the Company agreed to contribute (i) an amount in cash equal to $1,500,000 to Oravax, (ii) cause Cystron to contribute substantially all of the assets associated with its business of developing and manufacturing a COVID-19 Vaccine Candidate to Oravax, and deliver to Premas on behalf of Cystron $1,200,000 in satisfaction of all current accrued and unpaid milestone payments due pursuant to the License Agreement between Cystron and Premas (such transaction, the “Contribution Transaction”). The aggregate purchase price for the contribution consisted of 390,000 shares of capital stock of Oravax, or 13% of the projected outstanding shares of Oravax and the assumption of all obligations or liabilities in respect of the assets of Cystron, including the License Agreement. In addition, Oravax agreed to pay future royalties to the Company equal to 2.5% of all net sales of products (or combination products) manufactured, tested, distributed and/or marketed by Oravax or its subsidiaries. In addition to the cash amount equal to $1,200,000, the Company will hold for payment and delivery, an additional amount equal to $300,000 and 67,286 shares of the Company’s common stock and 72,922 shares of the Company’s Series D Convertible Preferred Stock, due to Premas, to be paid and delivered at a future date upon Premas obtaining the requisite permissions from Indian Authorities and making a demand on the Company for payment and delivery of the same. For the avoidance of doubt, the 134,572 shares of the Company’s common stock and 72,992 shares of the Company’s Series D Convertible Preferred Stock referred to in the preceding sentence were previously issued and are outstanding in the stock books of the Company registered in the name of Premas. (Note 3)

The Company will not have significant influence on the operating and financing decisions of Oravax. The Company treated the transaction under the cost method of accounting per the guidance contained in FASB ASC 325 Investments - Other which is included in the Condensed Consolidated Balance Sheet as of March 31, 2021. (Adjustments a,b)

Treatment of the Starwood Line of Credit in the Merger

Pursuant to the Merger Agreement, in connection with the Merger, all amounts due and owing with respect to the line of credit established between pre-Merger MyMD Florida and The Starwood Trust were paid in full upon the closing of the Merger. The unaudited pro forma condensed combined balance sheet is adjusted to reclassify the line of credit plus its accrued interest to marketable securities to reflect the disbursement of funds (Adjustment 1). Any amounts to be used to pay off The Starwood Trust to repay in full the line of credit established between pre-Merger MyMD Florida and The Starwood Trust immediately following the closing is being treated as a reduction to the Company’s $25,000,000 minimum cash contribution merger condition. (Adjustment 1)

Treatment of the Bridge Loan Note in the Merger

The Bridge Loan Note pursuant to which the Company was able to loan to pre-Merger MyMD Florida up to $3.0 million became an intercompany transaction upon the closing of the Merger and as such is eliminated in the pro forma condensed combined balance sheet as of December 31, 2020 (Adjustment 2, 4). The outstanding loan amount, plus accumulated interest, are being treated as a reduction to the Company’s $25,000,000 minimum cash contribution merger condition. As of March 31, 2021, the Company had advanced pre-Merger MyMD Florida a total of $3,000,000 under the Bridge Loan Note.

Treatment of Stock Options, Restricted Stock Units and Warrants in the Merger

All pre-Merger MyMD Florida stock options granted under the pre-Merger MyMD Florida stock option plan that are outstanding prior to the effective date of the Merger were cancelled and re-issued under the Company’s stock option plan based upon the original terms, as adjusted for the share exchange ratio, vested immediately and will expire two years from the effective date of the transaction. The fair market value of the options was calculated utilizing the Black-Scholes methodology using the Company’s closing share price of $4.94 per share on April 16, 2020. The pro forma condensed combined balance sheet has been adjusted to reflect the compensation expense associated with the modification of the outstanding options, net of the previously amortized costs.

The cash exercise price received by the combined company upon exercise of the pre-Merger MyMD Florida stock options prior to expiration was accumulated and distributed to pre-Merger MyMD Florida shareholders of record as of the effective date of the Merger. Due to the significant uncertainties related to the exercise of the pre-Merger MyMD Florida stock options, the fair market value of such potential exercise is not measurable as of the pro forma date and is being treated as an undefined contingent liability.

Per the Merger Agreement, there is no requirement for pre-Merger MyMD Florida stock options to be exercised as of the effective date of the Merger and are therefore being treated as unissued shares for the pro forma condensed combined financial statements.

All of the Company’s restricted stock units granted under the Company’s incentive stock option plan that are outstanding prior to the effective date of the Merger vested upon the completion of the transaction. The vested RSUs are to be settled in shares of common stock of the Company to be issued upon closing of the Merger and with giving effect to any shares that would be withheld for tax liability. The pro forma condensed combined balance sheet has been adjusted for the effect of the unamortized compensation expense (Adjustment 6).

The Company’s outstanding warrants are un-affected by the Merger and their pre-Merger terms and conditions will remain in effect until the expiration.

Treatment of the Excess Cash Contribution

Pursuant to Amendment No. 1 to the Merger Agreement, a contribution of Parent Net Cash in excess of the Minimum Parent Net Cash, as adjusted for the Bridge Loan and the Starwood Line of Credit, reduced the number of available Merger Shares. The following table provides details of the adjustment:

Excess Parent Cash Calculation
Parent Cash, Cash Equivalents and Marketable Securities as of December 31, 2020	$35,336,407
Less
Net change year-to-date	(4,279,566)
Liabilities, less non-cash items	(495,306)
Estimated operating and other expenses	(1,000,000)
Available funds under the Bridge Loan	-
Contribution and Assignment Agreement	(1,500,000)
Starwood Line-of-Credit Retirement	(3,192,119)
Parent Net Cash, Cash Equivalents and Marketable Securities as of April 16, 2021	$24,869,416
Minimum Parent Net Cash, per Merger Agreement	$25,000,000
Less
Bridge Loan, actual	(3,000,000)
Available funds under the Bridge Loan	-
Starwood Line-of-Credit Retirement	(3,192,119)
Adjusted Minimum Parent Net Cash, per Merger Agreement	$18,807,881
Excess Parent Net Cash Contribution	$6,061,535
Excess Cash Factor Calculation
Excess Parent Net Cash	$6,061,535
Divided by Valuation Peg	206,000,000
Excess Cash Factor	2.95%

Merger Share Calculation, per Merger Agreement
Adjusted outstanding shares of the Company’s common stock as of April 16, 2021	9,752,195
Divided by 20% plus the Excess Cash Factor	22.95%
Merger Shares of common stock of the combined company	42,493,817
Multiplied by 80% less the Excess Cash Factor	77.05%
Estimated shares of the Company’s common stock issued to MyMD upon closing of the Merger	32,741,622

Treatment of the Market Capitalization Milestones

The ability of the combined company to meet the market capitalization milestones is subject to the combined company’s future performance and other market conditions that are out of the company’s control. As such, the fair market value of the Milestone Shares is not measurable as of the pro forma date and is being treated as an undefined contingent liability.

Treatment of the Transaction Costs

Transaction costs primarily consist of printing, stock exchange, accounting and legal fees which are estimated to range from $750,000 to $1,500,000. There can be no assurance that these estimates will not change. Due to the expected volatility of the anticipated transaction costs, they are being treated as a contingent liability and have been excluded from the pro forma condensed combined financial statements. These transactions and related costs are one-time events and are not expected to have a continuing impact on the combined entity and as such would not impact the pro forma earnings per share.

2.	Preliminary Purchase Price

The Company issued to pre-Merger MyMD Florida shareholders and their designees a number of shares of its common stock (including in respect of outstanding pre-Merger MyMD Florida options), which represented approximately 80% of the combined company. The estimated preliminary purchase price, which represented the consideration transferred to the pre-Merger MyMD Florida stockholders in the reverse merger, was calculated based on the number of shares of the combined company that the Company’s shareholders owned as of the closing of the Merger. The accompanying unaudited pro forma condensed combined financial statements reflect an estimated purchase price of approximately $48.18 million, which consists of the following:

Estimated number of shares of the combined company owned by the Company’s shareholders(1)	9,752,195
Multiplied by the price per share of the Company’s common stock(2)	$4.94
Estimated purchase price	$48,175,844

(1)

Represents the number of shares of the combined company that the Company’s shareholders owned as of the closing of the Merger pursuant to the Merger Agreement, which, for purposes of these pro forma financial statements, is calculated as the sum of a) 8,326,730 the Company’s shares outstanding as of March 3, 2021, b) 36,496 shares of the Company’s common stock issuable upon conversion of the Company’s Series D Convertible Preferred Stock, c) 402,483 shares of the Company’s common stock issued upon settlement of the Company’s restricted stock units that vested upon the completion of the Merger, and d) 986,486 shares of the Company’s common stock underlying outstanding the Company’s pre-funded warrants.

(2)	$4.94 was the closing trading price of the Company’s common stock on April 16, 2021.

The number of shares of common stock the Company issued to pre-Merger MyMD Florida shareholders (including in respect of outstanding pre-Merger MyMD Florida options), for purposes of these pro forma financial statements, is calculated pursuant to the terms of the Merger Agreement as follows:

Shares of Company common stock outstanding as of April 16, 2021	8,326,730
Shares of Company common stock subject to Series D Convertible Preferred stock	36,496
Shares of Company common stock subject to outstanding restricted stock units	402,483
Shares of Company common stock subject to outstanding pre-funded warrants(1)	986,486
Adjusted outstanding shares of Company common stock	9,752,195
Divided by the assumed percentage of Company ownership of the combined company	22.95%
Estimated adjusted total shares of common stock of the combined company	42,493,817
Multiplied by the assumed percentage of pre-Merger MyMD Florida ownership of the combined company	77.05%
Estimated shares of Company common stock issued to pre-Merger MyMD Florida upon closing of the Merger(2)	32,741,622

(1)

986,486 shares of Company common stock underlying outstanding the Company’s pre-funded warrants are included in the calculation of the estimated total number of shares to be issued upon the completion of the Merger. An additional 5,463,032 shares issuable upon exercise of the outstanding the Company’s warrants with a strike price in excess of $3.44 were excluded per the Merger Agreement.

(2)

The common stock issued to pre-Merger MyMD Florida upon closing includes 4,188,315 shares allocated to fully vested stock options of pre-Merger MyMD Florida assumed by the Company upon closing, which will expire two years from the effective date of the Merger. Pursuant to the terms of the Merger Agreement, shares have been allocated to pre-Merger MyMD Florida’s outstanding stock options, however, there is no requirement for these options to be exercised as of the effective date of the Merger.

The allocation of the preliminary purchase price to the estimated fair value of the assets acquired and liabilities assumed as of March 31, 2021, (Adjustment 8) is as follows:

	Based on Historical Balance Sheet of the Company as of March 31, 2021	Pro Forma Adjustments(1)(2)	Purchase Price Allocation – Pro Forma

Total Consideration	$48,175,844	$-	$48,175,844
Cash and Cash Equivalents	569,366	-	569,366
Marketable Securities	30,480,537	(1,500,000)	28,980,537
Other Receivables	3,026,137	(3,026,137)	-
Prepaid Expenses	221,811	-	221,811
Investment in Oravax	1,500,000	-	1,500,000
Trade and Other Payables	(2,374,059)	811,087	(1,562,972)
Net Tangible Assets Acquired	33,423,792	(3,715,050)	29,708,742
Excess of Purchase Price Over Net Assets Acquired to be Allocated to Goodwill	$14,752,052	$(3,715,050)	$18,467,102

(1)	Transaction costs primarily consist of printing, stock exchange, accounting and legal fees which are estimated to range from $750,000 to $1,500,000. There can be no assurance that these estimates will not change. Due to the expected volatility of the anticipated transaction costs, they are being treated as a contingent liability and have been excluded from the pro forma condensed combined financial statements.
(2)	The adjustments reflect the effect of the Contribution and Assignment Agreement, the elimination of the MyMD Bridge Loan and an adjustment for withholding taxes on the issuance of shares to settle the RSUs.

The purchase price allocation will remain preliminary until the Company completes a final valuation of the assets acquired and liabilities assumed as of the date that the Merger was consummated. The excess of consideration transferred over the estimated fair value of the net identifiable assets will be allocated to goodwill. The final determination of the allocation consideration transferred is expected to be completed as soon as practicable after the consummation of the Merger but will in no event exceed one year from the acquisition date. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented in the unaudited pro forma condensed combined financial statements. For acquired working capital accounts such as prepaid expenses and other current assets, accounts payable and certain accrued expenses, the Company determined that no preliminary fair value adjustments were required due to the short timeframe until settlement for these assets and liabilities.

3.	Accounting Policies and Merger Pro Forma Adjustments

Based on the Company’s review of pre-Merger MyMD Florida’s summary of significant accounting policies disclosed in pre-Merger MyMD Florida’s financial statements, the nature and amount of any adjustments to the historical financial statements of pre-Merger MyMD Florida to conform its accounting policies to those of the Company are not expected to be significant. Upon consummation of the Merger, further review of pre-Merger MyMD Florida’s accounting policies and financial statements may result in required revisions to pre-Merger MyMD Florida’s policies and classifications to conform to the Company’s accounting policies.

The adjustments included in the pro forma condensed combined balance sheet are as follows:

(a)	To record the disbursement of the $1,500,000 investment in Oravax under the Contribution and Assignment Agreement to be paid by the Company.

Description	Debit	Credit
Trade and Other Payables	$1,500,000
Marketable Securities		$1,500,000

(b)	To record the effect on the Consolidated Balance Sheets from the reduction of research and development expense incurred during the three months ended March 31, 2021 that are non-recurring as the result of the Contribution Transaction.

Description	Debit	Credit
Accumulated Deficit	$10,290
Common Stock		$10,290

(1)	To record the payoff of the Starwood Line of Credit plus accumulated interest upon close of the Merger.

Description	Debit	Credit
Starwood Line of Credit	$2,936,626
Due to Related Party	185,577
Starwood Line of Credit – Accrued Interest	257,411
Marketable Securities		$3,379,614

(2)	To record interest expense on the Company/pre-Merger MyMD Florida Bridge Loan.

Description	Debit	Credit
Accumulated Deficit	$26,137
Other Receivables		$26,137

(3)	To reclassify the pre-Merger MyMD Florida Common Stock and Additional Paid-In Capital

Description	Debit	Credit
Pre-Merger MyMD Florida Common Stock	$4,004
Pre-Merger MyMD Florida Additional Paid-In Capital	43,411,488
Common Stock		$43,415,492

(4)	To eliminate the Company/pre-Merger MyMD Florida Bridge Loan.

Description	Debit	Credit
Bridge Loan – Related Party	$3,026,137
Other Receivables		$3,026,137

(5)	To record the expenses related to the modification of the outstanding pre-Merger MyMD Florida stock options’ expiration dates to comply with the Merger Agreement.

Description	Debit	Credit
Accumulated Deficit	$37,373,172
Common Stock		$37,373,172

(6)

To record the expenses related to the accelerated vesting of the outstanding unvested Restricted Stock Units pursuant to the terms of the restricted stock unit agreements and record the federal and state withholding liability.

Description	Debit	Credit
Accumulated Deficit	$979,757
Trade and Other Payables		$688,913
Common Stock		290,844

(7)	To reclassify the Company’s deficit account.

Description	Debit	Credit
Common Stock	$139,662,586
Accumulated Deficit		$139,662,449

(8)	To record the acquisition value of the Merger in excess of tangible assets acquired.

Description	Debit	Credit
Goodwill	$18,467,102
Common Stock		$18,467,102

The adjustment included in the pro forma condensed combined statement of comprehensive loss is as follows:

(aa)	To record the interest on the Company/pre-Merger MyMD Florida Bridge Loan for the three months ended March 31, 2021.

Description	Debit	Credit
Interest and Dividend Expense		$26,137

(bb)	To record the elimination of a credit balance in research and development expense incurred during the three months ended March 31, 2021 that are non-recurring as the result of the Contribution Transaction. (Note 3)

Description	Debit	Credit
Research and Development Expense	$10,290	$

The pro forma condensed combined basic and diluted earnings per share from continuing operations have been adjusted to reflect the pro forma condensed combined net loss for the three months ended March 31, 2021. In addition, the numbers of shares used in calculating the pro forma condensed combined basic and diluted net loss per share have been adjusted to reflect the estimated total number of shares of common stock of the combined company outstanding as of the closing of the Merger. The estimated total numbers of shares of common stock of the combined company outstanding as of the closing of the Merger was calculated as the estimated adjusted total shares of common stock issued and outstanding of the combined company of 37,282,520, plus 4,188,315 shares reserved for pre-Merger MyMD Florida stock options assumed by the Company at closing, 986,486 shares reserved for pre-funded warrants of the Company, and 36,496 shares reserved for the Series D Convertible Preferred stock as described in Note 2, “Preliminary Purchase Price.” The following table sets forth the calculation of the pro forma weighted average number of common shares outstanding — basic and diluted:

		Pro Forma Weighted Average Shares
	All Shares Issued/Issuable upon Merger	Pro Forma Weighted Average Shares for the Year Ended March 31, 2021(3)
Pre-Merger MyMD Florida:
Common shares issued and outstanding	73,991,413	-
Stock options outstanding	10,853,360	-
Total pre-Merger MyMD Florida share basis	84,844,773	-
Post conversion basis at the Exchange Ratio of 0.7718	65,479,931
Effect of 1-for-2 reverse stock split	(32,738,309)
Post reverse split basis at the Exchange Ratio of 0.7718	32,741,622	-
Recapitalization/Conversion of pre-Merger MyMD Florida common shares into Company common shares based on the Exchange Ratio:	28,553,307	28,553,307
Recapitalization/Conversion of pre-Merger MyMD Florida stock options into Company common shares based on the Exchange Ratio(1)	4,188,315	-
	32,741,622	28,553,307

The Company pre-Merger:
Common shares: issued and outstanding(2)	8,326,730	8,544,298
Post-merger:
Series D Convertible Preferred stock converted to common stock	36,496	-
Restricted Stock Units converted to common stock; vesting accelerated to the effective date	402,483	402,483
Pre-funded warrants convertible to common stock	986,486	-
	9,752,195	8,946,781
Estimated adjusted total shares of common stock for the combined entity	42,493,817	37,500,088

(1)

Pursuant to the terms of the Merger Agreement, shares have been allocated to pre-Merger MyMD Florida’s outstanding stock options, however, there is no requirement for these options to be exercised as of the effective date of the Merger and are therefore being treated as unissued shares for the purposes of calculating the weighted-shares outstanding.

(2)	The Company’s pre-Merger common shares issued and outstanding of 8,326,730 was the actual number of common shares issued and outstanding as of March 31, 2021.
(3)	All outstanding stock options, Series D convertible preferred stock and pre-funded warrants exercisable for the combined company’s common stock are anti-dilutive and therefore excluded from the weighted-average shares calculation for the three months ended March 31, 2021 as referenced in the pro forma condensed combined Statement of Comprehensive Loss.

Liquidity

As of March 31, 2021, the Company’s cash on hand was $569,366 and marketable securities were $30,480,537. The Company has incurred a net loss from continuing operations of $1,447,271 and a net loss from discontinued operations of $35,392 for the three months ended March 31, 2021. As of March 31, 2021, the Company had working capital of $31,923,792, stockholders’ equity of $33,423,792 and an accumulated deficit of $138,646,402. During the three months ended March 31, 2021, cash flows used in operating activities were $2,482,947, consisting primarily of a net loss of $1,482,663 and a decrease in trade and other payables of $1,368,151 offset by non-cash share-based compensation of $326,989. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of March 31, 2021 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 - Trade and Other Payables

Trade and other payables consist of the following:

	March 31, 2021	December 31, 2020

Accounts Payable – Trade	$1,960,284	$569,999
Accrued Expenses	75,467	123,613
Accounts Payable – Other (Note 3)	300,000	1,510,290
	$2,335,751	$2,203,902

See also Note 9 for related party information.

Note 5 – Discontinued Operations

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

The assets and liabilities of the discontinued operations have been reflected in the condensed consolidated balance sheet as of March 31, 2021 and consist of the following:

	March 31, 2021	December 31, 2020

Current Assets:
Prepaid Expenses	$7,700	$12,002
Total Assets	$7,700	$12,002

Current Liabilities
Trade and Other Payables	$38,308	$59,393
Total Liabilities	$38,308	$59,393

The results from the discontinued operations have been reflected in the condensed consolidated statements of operations for the three months ended March 31, 2021 and consist of the following:

For the
Three Months
Ended
March 31,
2021
Product Revenue	$-
Product Cost of Sales	2,340
Gross Loss	(2,340)

Administrative Expenses	30,942
Regulatory and Compliance Expenses	2,110

Loss from Discontinued Operations	$(35,392)

As a result of the discontinued operations, the previously presented 2020 financial statements have been revised to present the consolidated financial statements of the continuing operations separate from the discontinued operations.

The effects on the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2020 were as follows:

	For the Three Months Ended
	March 31, 2020
	As Previously Reported	Adjusted	As Revised
Product Revenue	$363,515	$363,515	$-
Product Cost of Sales	(172,871)	(172,871)	-
Gross Income	190,644	190,644	-

Research and Development Expenses	2,483,057	-	2,483,057
Administrative Expenses	1,157,732	102,584	1,055,148
Sales and Marketing Expenses	14,463	8,213	6,250
Compliance and Regulatory Expenses	72,091	72,091	-
Amortization of Non-Current Assets	8,874	8,874	-
Impairment of Intangible Assets	2,952	2,952	-

Loss from Operations	(3,548,525)	(4,070)	(3,544,455)

Other (Income) Expense
Gain on Investments	36,714	-	36,714
Interest and Dividend Income	(46,703)	-	(46,703)
Total Other Income	(9,989)	-	(9,989)

Loss from Continuing Operations	(3,538,536)	-	(3,534,466)

Loss from Discontinued Operations	-	(4,070)	(4,070)

Loss Before Income Taxes	(3,538,536)	-	(3,538,536)

Income Tax Benefit	-	-	-

Net Loss	(3,538,536)	-	(3,538,536)

Other Comprehensive Loss
Net Unrealized Loss on Marketable Securities	(240,937)	-	(240,937)
Total Other Comprehensive Loss	(240,937)	-	(240,937)

Comprehensive Loss	$(3,779,473)	$-	$(3,779,473)

The Company did not incur any depreciation, amortization or other significant operating non-cash items related to discontinued operations during the three months ended March 31, 2021.

Note 6 - Share-based Payments

Equity Incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s common stock. As of March 31, 2021, grants of restricted stock and options to purchase 1,407 shares of common stock have been issued pursuant to the 2013 Plan, and 755 shares of common stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted, the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s common stock. As of March 31, 2021, grants of restricted stock and options to purchase 1,532 shares of common stock have been issued pursuant to the 2017 Plan, and 1,984 shares of common stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan initially provided for the issuance of up to 39,063 shares of the Company’s common stock. On August 27, 2020, the stockholders approved an amendment to the 2018 Plan increasing the number of shares available for issuance by an additional 521,000 shares to a total of 560,063 shares of the Company’s common stock. As of March 31, 2021, grants of RSUs to purchase 402,483 shares of common stock have been issued pursuant to the 2018 Plan, and 157,580 shares of common stock remain available for issuance.

Stock Options

The Company did not have any outstanding stock options as of March 31, 2021 and did not incur any stock option expense during the three months ended March 31, 2021 and 2020.

Restricted Stock Units

On March 29, 2019, the Compensation Committee of the Board of Directors approved grants totaling 7,803 Restricted Stock Units (“RSU”) to three of the Company’s then-current directors. Each RSU had a grant date fair value of $46.56 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan and vested on January 1, 2020. Upon vesting, such RSUs shall be settled with the issuance of common stock.  The Company Common Stock underlying these RSUs is subject to a lock-up/leak-out agreement for a period of 180 days from the effective date of the Merger with MyMD Florida (Note 3).

On September 11, 2020, the Compensation Committee of the Board of Directors approved grants totaling 394,680 RSUs to the Company’s four then-current directors. Each RSU had a grant date fair value of $4.48 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan, as amended. Fifty percent (50%) of each RSU was to vest on the first anniversary date of the grant and the remaining fifty percent (50%) was to vest on the second anniversary date; provided that the RSUs shall vest immediately upon the occurrence of (i) a change in control, provided that the director is employed by or providing services to the Company and its affiliates on the closing date of such change of control, or (ii) the director’s termination of employment of service by the Company was without cause. Upon closing of the Merger, all of the unvested RSUs were vested (Notes 3 and 11).

At March 31, 2021, the unamortized value of the RSUs was $1,037,890. A summary of activity related to RSUs for the three months ended March 31, 2021 is presented below:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2020	394,680	$4.48
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2021	394,680	$4.48

The Company incurred RSU expense of $326,989 and $1,302 during the three months ended March 31, 2021 and 2020, respectively.

Note 7 - Equity

On February 11, 2021, 468,216 shares of common stock issued pursuant to that certain Securities Purchase Agreement, dated November 11, 2020, by and between the Company and certain institutional and accredited investors were cancelled and 468,216 prefunded warrants (as defined therein) were issued at the request of a shareholder.

On April 16, 2021, the Company effectuated the Reverse Stock Split of the shares on common stock whereby every two (2) pre-split shares of Company Common Stock were exchanged for one (1) post-split share of Company Common Stock. No fractional shares were issued in connection with the Reverse Split and the remaining fractions were rounded up to the next whole share. Shareholders who would otherwise have held a fractional share were given one additional share of Company Common Stock. Share amounts presented in these condensed consolidated financial statements have been adjusted to reflect the Reverse Split.

Common Stock Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2021:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2020	5,463,032	$5.57	5.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2021	5,463,032	$5.57	5.06	$12,094,858
Exercisable as of March 31, 2021	5,463,032	$5.57	5.06	$12,094,858

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.44 for the Company’s Common Stock on March 31, 2021. All warrants were vested on date of grant.

The warrants outstanding as of March 31, 2021 represent underlying shares of Company Common Stock of 5,463,032.

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the three months ended March 31, 2021:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2020	520,270	$0.002	-	$-
Granted	468,216	0.002	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2021	986,486	$0.002	-	$6,350,997
Exercisable as of March 31, 2021	986,486	$0.002	-	$6,350,997

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.44 for the Company’s Common Stock on March 31, 2021. All pre-funded warrants were vested on the date of grant and are exercisable at any time.

The pre-funded warrants outstanding as of March 31, 2021 represent underlying shares of Company Common Stock of 986,486.

Warrants for the purchase of Series C Convertible Preferred Stock

The table below summarizes the activity during the three months period ended March 31, 2021 for warrants issued in December 2019 for the purchase of Series C Convertible Preferred Stock:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2020	27,500	$8.00	3.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2021	27,500	$8.00	3.70	$-
Exercisable as of December 31, 2020	27,500	$8.00	3.70	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.44 for the Company’s Common Stock on March 31, 2021. All warrants to purchase Series C Convertible Preferred Stock were vested on the date of grant.

The warrants for the of Series C Convertible Preferred Stock outstanding as of March 31, 2021 represent underlying shares of Company Common Stock of 27,500.

Note 8 – Commitments and Contingencies

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

Severe and/or long-term disruptions in the Company’s operations will negatively impact its business, operating results and financial condition in other ways, as well. Specifically, the Company anticipates that the stress of COVID-19 on healthcare systems generally around the globe will negatively impact regulatory authorities and the third parties that the Company may engage in connection with the development and testing of the Company’s COVID-19 Vaccine Candidate.

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

Litigation Related to the Merger with MYMD Florida

Between January 22, 2021 and March 18, 2021, nine alleged Akers Biosciences, Inc. stockholders filed separate actions in the state and federal courts of New York, New Jersey, and Pennsylvania against Akers Biosciences, Inc. and the members of its board of directors, respectively captioned as follows: (i) Douglas McClain v. Akers Biosciences, Inc., et al., No. 650497/2021 (Sup. Ct., N.Y. Cty.); (ii) Owen Murphy v. Akers Biosciences, Inc., et al., No. 650545/2021 (Sup. Ct., N.Y. Cty.); (iii) Sue Gee Cheng v. Akers Biosciences, Inc., et al., No. 1:21-cv-01110 (S.D.N.Y.); (iv) Danny Lui v. Akers Biosciences, Inc., et al., No. GLO-C-000006-21 (N.J. Super. Ct., Ch. Div.); (v) Alan Misenheimer v. Akers Biosciences, Inc., et al., No. 1:21-cv-02310 (D.N.J.); (vi) Robert Wilhelm v. Akers Biosciences, Inc., et al., No. 1:21-cv-04616 (D.N.J.); (vii) Adam Franchi v. Akers Biosciences, Inc., et al., No. 1:21-cv-04696 (D.N.J.); (viii) Cody McBeath v. Akers Biosciences, Inc., et al., No. 2:21-cv-01151 (E.D. Pa.); and (ix) Ray Craven v. Akers Biosciences, Inc., et al., No. 1:21-cv-05762 (D.N.J.) (collectively, the “MYMD Merger Complaints”). The Lui action is styled as a putative class action brought on behalf of the plaintiff and other similarly situated stockholders, while the other eight actions are brought solely on behalf of the individual stockholders. The MYMD Merger Complaints generally assert that Akers Biosciences, Inc. and its board of directors failed to disclose allegedly material information in the joint proxy and consent solicitation statement/prospectus and seek an order enjoining or unwinding the consummation of the Merger Agreement and awarding damages.

As reflected on page 61 of the Company’s Amendment No. 1 to Form S-4, Registration No. 333-252181, filed on March 19, 2021 (the “Amended S-4”), each of the nine MYMD Merger Complaints sought an order enjoining or unwinding consummation of the Merger Agreement on the basis of alleged material omissions in the Company’s preliminary S-4 filed on January 15, 2021. The Amended S-4 contains, among other things, supplemental disclosures addressing these purported material omissions. Prior to the April 15, 2021 special meeting of Akers Biosciences, Inc.’s stockholders to approve the proposed merger, none of the plaintiffs sought to enjoin the transaction, which was approved at the special meeting. As of May 17, 2021, eight of the nine MYMD Merger Complaints have been voluntarily dismissed (the remaining pending case is Ray Craven v. Akers Biosciences, Inc., et al., No. 1:21-cv-05762 (D.N.J.)).

The defendants believe that the claims asserted in the remaining MYMD Merger Complaint are without merit and intend to appropriately defend themselves against them. Accordingly, the Company does not expect that these claims will have a material adverse effect on its financial condition or results of operations. All legal fees incurred were expensed as and when incurred.

Raymond Akers Action

On April 14, 2021, Raymond F. Akers, Jr., Ph.D. filed a lawsuit against Akers Biosciences, Inc. in the Superior Court of New Jersey, Law Division, Gloucester County (the “Raymond Akers Action”). Mr. Akers asserts one common law whistleblower retaliation claim against the Company. The Company has not yet been served with the Complaint in the Raymond Akers Action and, therefore, has not yet responded to the Complaint. The Company intends to defend the Raymond Akers Action. Accordingly, the Company does not expect that this claim will have a material adverse effect on its financial condition or results of operations.

All legal fees incurred were expensed as and when incurred.

Note 9 – Related Parties

Taglich Brothers, Inc.

On November 23, 2020, the Company retained Taglich Brothers, Inc. (“Taglich Brothers”) on a non-exclusive basis as a consultant to render consulting services, assist with review, and analysis of, financial planning and budgeting matters of the Company for a term of 12 months. Pursuant to the Consulting Agreement with Taglich Brothers, the Company agreed to pay Taglich Brothers $10,000 per month. The Company recorded $40,000 for these services during the three months ended March 31, 2021, which is included in administrative expenses on the Condensed Consolidated Statement of Comprehensive Loss. There were no amounts owing to Taglich Brothers as of March 31, 2021 and December 31, 2020.

Mr. Schreiber is the managing director of capital markets at Taglich Brothers and the Secretary of the Company, and Mr. Schroeder is the vice president of investment banking at Taglich Brothers and a Director of the Company.

Note 10 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three months ended March 31, 2021 and 2020 of $4,066 and $17,827, respectively.

Note 11 – Subsequent Events

Agreement and Plan of Merger and Reorganization

On April 16, 2021, the parties consummated the previously announced transactions contemplated pursuant to the Merger Agreement, including the Merger, and Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the Merger as the surviving entity and a wholly owned subsidiary of the Company. For additional information concerning the Merger, please see Note 3.

RSU Vesting

On April 16, 2021, concurrently with the closing of the Merger, pursuant to the terms of the Restricted Stock Unit Agreements between the Company and each of Mr. Schreiber, Mr. Schroeder, Mr. Silverman and Mr. White, respectively, the 394,680 RSUs granted on September 11, 2020 under the 2018 Plan, as amended, accelerated and vested in full. At the election of the Company, the vested RSUs may be settled for cash.

Adoption of 2021 Equity Incentive Plan

Pursuant to the Merger Agreement, at the effective time of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders on April 15, 2021. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other awards which may be granted singly, in combination or in tandem, and which may be paid in cash or shares of Company Common Stock. At the effective time of the Merger, the number of shares of Company Common Stock that are reserved for issuance pursuant to awards under the 2021 Plan is 7,228,184 shares (post-Reverse Stock Split), 100% of which may be delivered as incentive stock options.

The 2021 Plan will terminate on April 16, 2031, the tenth anniversary of its effective date. No award may be made under the 2021 Plan after its expiration date. In connection with the 2021 Plan, the Board adopted forms of (i) a Nonqualified Stock Option Agreement, (ii) an Incentive Stock Option Agreement and (iii) a Restricted Stock Award Agreement.

Pursuant to the Incentive Stock Option Agreement, participants will be granted options to purchase shares of Company Common Stock at a price equal to the fair market value per share of the Company Common Stock on the date of grant or 110% of such fair market value, in the case of a ten percent (10%) or more stockholder as provided in Section 422 of the United States Internal Revenue Code of 1986 (the “Code”). Options granted pursuant to the Incentive Stock Option Agreement will expire on the date immediately preceding the tenth anniversary of the date of grant (or the date immediately preceding the fifth anniversary of the date of grant, in the case of a ten percent (10%) or more stockholder, as provided in Section 422 of the Code), unless terminated earlier.

Pursuant to the Nonqualified Stock Option Agreement, participants will be granted options to purchase shares of Company Common Stock at a price equal to the fair market value per share of the Company Common Stock on the date of grant. The options issued pursuant to the Nonqualified Stock Option Agreement will expire on the date immediately preceding the tenth anniversary of the date of grant, unless terminated earlier.

Pursuant to the Restricted Stock Award Agreement, participants will be granted restricted stock subject to such restrictions, price and vesting requirements set forth at the discretion of the Compensation Committee of the Company’s Board of Directors or such other committee appointed or designated by the Company’s Board of Directors to administer the 2021 Plan (the “Committee”). Restricted stock granted to participants pursuant to the Restricted Stock Award Agreement may be converted into the number of shares of Company Common Stock equal to the number of restricted stock units at such time as such units are no longer subject to restrictions as established by the Committee.

Assumption of MyMD Florida Stock Options

Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Stock Incentive Plan (the “2016 Plan”), assuming all of pre-Merger MYMD Florida’s rights and obligations with respect to the options issued thereunder.

In addition, under the terms of the Merger Agreement, the Company assumed all of pre-Merger MyMD Florida’s rights and obligations under pre-Merger MyMD Florida’s stock options that were outstanding immediately prior to the effective time of the Merger, and each such stock option, whether or not vested, was converted into a stock option representing the right to purchase shares of Company Common Stock, on terms substantially the same as those in effect immediately prior to the effective time, except that the number of shares of Company Common Stock issuable and the exercise price per share of such stock options was adjusted by the Exchange Ratio. Additionally, the number of shares and exercise price per share of Company Common Stock under the assumed pre-Merger MyMD Florida stock options was further adjusted by the Reverse Stock Split.

Amended and Restated Certificate of Incorporation

Pursuant to the Merger Agreement, on April 16, the Company filed an amended and restated certificate of incorporation (the “A&R Charter”) with the Secretary of State of the State of New Jersey, which was approved by the Company’s stockholders on April 15, 2021. Among other things, the A&R Charter (i) changed the Company’s name to MyMD Pharmaceuticals, Inc., (ii) increased the number of shares of Company Common Stock available from 100,000,000 shares to a total of 500,000,000 shares of the Company’s Common Stock, (iii) changed the structure of the board of directors from a classified board of three classes to a non-classified board of a single class, and (iv) simplified and consolidated various provisions.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by MyMD Pharmaceuticals, Inc. (“MyMD,” “we” or the “Company”) from time to time with the Securities and Exchange Commission (the “SEC” and such reports, collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our common stock due to market and industry factors, as well as general economic, political and market conditions;
●	the impact of dilution on our shareholders;
●	our ability to realize the intended benefits of the Merger (as defined below) and the Contribution Transaction (as defined below);
●	the impact of our ability to realize the anticipated tax impact of the Merger;
●	the outcome of litigation or other proceedings we may become subject to in the future;
●	delisting of our common stock from the Nasdaq;
●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;
●	our ability to develop and commercialize our product candidates, including MyMD-1, Supera-CBD and other future product candidates;
●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;
●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;
●	challenges we may face with maintaining regulatory approval, if achieved;
●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;
●	the impact of the recent COVID-19 pandemic on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;
●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;
●	the impact of the recent COVID-19 pandemic on our results of operations, business plan and the global economy;
●	challenges we may face with respect to its product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;
●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;
●	emerging competition and rapidly advancing technology in our industry;
●	our ability to obtain, maintain and protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;
●	our ability to maintain adequate cyber security and information systems;
●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;
●	emerging competition and rapidly advancing technology in our industry;
●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;
●	challenges we may face in identifying, acquiring and operating new business opportunities;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and
●	our compliance with all laws, rules, and regulations applicable to our business.

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

Overview

We were historically a developer of rapid health information technologies but since March 2020, have been primarily focused on the development of a vaccine candidate against SARS-CoV-2, a coronavirus currently causing a pandemic throughout the world (“COVID-19”). Following closing of the Merger and the Contribution Transaction described below that occurred on April 16, 2021, we have been focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MyMD-1 and SUPERA-CBD:

●	MyMD-1 is a clinical stage small molecule that regulates the immunometabolic system to treat autoimmune disease, including (but not limited to) multiple sclerosis, diabetes, rheumatoid arthritis, and inflammatory bowel disease. MyMD-1 is being developed to treat age-related illnesses such as frailty and sarcopenia. MyMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”). MyMD-1 will be evaluated in patients with depression due to COVID-19 related to the release of cytokines. The company has significant intellectual property coverage to protect these autoimmune indications, as well as therapy as an anti-aging product;

●	Supera-CBD is a synthetic derivative of CBD being developed to treat various conditions, including, but not limited to, epilepsy, pain, and anxiety/depression, through its effects on the CB2 receptor, and a monoamine oxidase enzyme (“MAO”) type B. Supera-CBD has shown tremendous promise in treating neuroinflammatory and neurodegenerative diseases, and will be a major focus as the Company moves forward.

The rights to Supera-CBD were previously owned by Supera and were acquired by MyMD Florida (as defined below) immediately prior to the closing of the Merger.

Recent Developments

Closing of the Merger and Reverse Stock Split

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 (the Original Merger Agreement, as amended by Amendment No. 1, the “Merger Agreement”), by and among MyMD Pharmaceuticals, Inc., a New Jersey corporation previously known as Akers Biosciences, Inc. (the “Company”), Merger Sub, and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s common stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of the Company’s common stock, no par value per share (the “Company Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payment in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger (the “Milestone Payments”) payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former MyMD Florida equity holders owned approximately 77.05% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of MyMD Florida Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Akers Biosciences, Inc. stockholders own approximately 22.95% of the outstanding equity of the Company.

Effective as of 4:05 pm Eastern Time on April 16, 2021, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split. As a result of the Reverse Stock Split, immediately following the effective time of the Merger, every two shares of the Company Common Stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Each stockholder who did not have a number of shares evenly divisible pursuant to the Reverse Stock Split ratio and who would otherwise be entitled to receive a fractional share of Company Common Stock was entitled to receive an additional share of Company Common Stock.

In connection with the closing of the Merger, the Company changed its name to MyMD Pharmaceuticals, Inc. and its NASDAQ trading symbol to MYMD. For additional information concerning the Merger, please see Note 3 to the Company’s Unaudited Condensed Consolidated Financial Statements.

Closing of Contribution and Assignment Agreement

The Company acquired 100% of the membership interests of Cystron pursuant to a Membership Interest Purchase Agreement, dated March 23, 2020 (as amended by Amendment No. 1 on May 14, 2020, the “MIPA”) from certain selling parties. Cystron is a party to a License and Development Agreement (as amended and restated on March 19, 2020, in connection with our entry into the MIPA, the “License Agreement”) with Premas Biotech PVT Ltd. (“Premas”) whereby Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ genetically engineered yeast (S. cerevisiae)-based vaccine platform, D-Crypt™, for the development of a vaccine against COVID-19 and other coronavirus infections. We had partnered with Premas on this initiative as we sought to advance this COVID-19 vaccine candidate through the regulatory process, both with the U.S. Food and Drug Administration (“FDA”) and the office of the drug controller in India. Premas was primarily responsible for the development of the COVID-19 vaccine candidate through proof of concept and was entitled to receive milestone payments upon achievement of certain development milestones through proof of concept.

As of May 14, 2020, Premas had successfully completed its vaccine prototype and obtained transmission electron microscopic (TEM) images of the recombinant virus like particle (VLP) assembled in yeast. In July 2020, animal studies for the COVID-19 vaccine candidate were initiated in India. In addition, we announced that Premas had successfully completed the manufacturing process for the VLP vaccine candidate. On August 27, 2020, we announced with Premas positive proof of concept results from the animal studies conducted during a four-week test of the COVID-19 vaccine candidate in mice. On March 18, 2021, the Company and the Cystron Sellers, which are also shareholders of Oravax Medical, Inc. (“Oravax”), entered into a Termination and Release Agreement terminating the MIPA effective upon consummation of the Contribution Agreement. In addition, the Cystron Sellers agreed to waive any change of control payment triggered under the MIPA as a result of the Merger.

On April 16, 2021, pursuant to the Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax and, for the limited purpose set forth therein, Premas, the parties consummated the transactions contemplated therein. Pursuant to the Contribution Agreement, effective upon the closing of the Merger, the Company agreed (i) to contribute an amount in cash equal to $1,500,000 to Oravax and (ii) cause Cystron to contribute substantially all of the assets associated with its business or developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax (the “Contribution Transaction”). In consideration for the Company’s commitment to consummate the Contribution Transaction, Oravax issued to the Company 390,000 shares of its capital stock (equivalent to 13% of Oravax’s outstanding capital stock on a fully diluted basis) and assumed all of the obligations or liabilities in respect of the assets of Cystron (excluding certain amounts due to Premas), including the obligations under the license agreement with Premas. In addition, Oravax agreed to pay future royalties to the Company equal to 2.5% of all net sales of products (or combination products) manufactured, tested, distributed and/or marketed by Oravax or its subsidiaries. For additional information concerning the Contribution Transaction, please see Note 3 to the Company’s Unaudited Condensed Consolidated Financial Statements.

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

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition in other ways, as well. Specifically, we anticipate that the stress of COVID-19 on healthcare systems generally around the globe will negatively impact regulatory authorities and the third parties that we may engage in connection with the development and testing of our therapeutic targets.

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

RESULTS OF OPERATIONS

As discussed in Note 3 and Note 5 of the Notes to the Condensed Consolidated Financial Statements, the results of operations presented below exclude our screening and testing products business due to its classification as discontinued operations.

Summary of Statements of Operations for the Three Months Ended March 31, 2021 and 2020

As previously disclosed, in light of the unfavorable factors persistent in our rapid, point-of-care screening and testing product business and the progress the Company had made in its partnership with Premas, the Company conducted a strategic review of the screening and testing products business. Following such review, in early July 2020, the Company ceased the production and sale of its rapid, point-of-care screening and testing products. The Company will continue to provide support for these testing products that remain in the market through their respective product expiration dates. The Company had been experiencing declining sales revenue and production backlogs for these products and, as it previously reported, had eliminated its sales force for such products. The Company determined that the discontinuation of the production and distribution of the Company’s screening and testing products constituted a strategic shift in the Company’s business and as a result the elimination of the product lines should be presented as discontinued operations under FASB ASC 205-20 Presentation of Financial Statements, Discontinued Operations.

Following closing of the Merger and the Contribution Transaction that occurred on April 16, 2021, the Company is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MyMD-1 and Supera-CBD.

Revenue

We had no revenue from continuing operations during the three months ended March 31, 2021 and March 31, 2020.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 totaled $(19,365) as compared to $2,483,057 for the three months ended March 31, 2020.

The table below summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Description	2021	2020	Percent Change

Professional Service Costs	$(9,075)	$-	-%
Vaccine License and Development Costs	(10,290)	2,483,057	(100)%
Total Research and Development Expenses	$(19,365)	$2,483,057	(101)%

We reversed an accrual of $9,075 for future stock awards for members of the advisory board formed by the Company in December 2019 to assist the Board of Directors in its strategic review including, potentially, the extraction, testing, purification and formulation of safe cannabinoids within the hemp industry in connection with its partnership with Premas, due to the elimination of the advisory board prior to the first anniversary of its creation. As a result, professional services costs was a credit of $9,075 for the three months ended March 31, 2021.

Vaccine license and development costs was a credit of $10,290, due to a waiver of $10,290 due Premas under the MIPA pursuant to the terms of the Contribution Agreement that was executed on March 18, 2021.

Pursuant to the MIPA and the License Agreement, vaccine license and development expenses during the three months ended March 31, 2020 totaled $2,483,057 consisting of the acquisition costs totaling $2,233,057 for Cystron under the MIPA and a milestone achievement of $250,000 under the Licensing Agreement.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2021, totaled $1,508,336, as compared to $1,055,148 for the three months ended March 31, 2020.

The table below summarizes our administrative expenses for the three months ended March 31, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Description	2021	2020	Percent Change

Personnel Costs	$147,273	$283,507	(48)%
Professional Service Costs	698,209	512,191	36%
Stock Market & Investor Relations Costs	90,958	47,882	90%
Other Administrative Costs	571,896	211,568	170%
Total Administrative Expense	$1,508,336	$1,055,148	43%

Personnel costs decreased 48% for the three months ended March 31, 2021 as compared to the same period of 2020 due to the reduction in headcount.

Professional service costs increased 36% for the three months ended March 31, 2021 as compared to the same period of 2020, principally due to increased accounting and legal fees.

Stock market and investor relations costs increased 90% for the three months ended March 31, 2021 as compared to the same period of 2020. The increase in these costs was principally associated with increases in regulatory, stock exchange and transfer agent fees.

Other administrative costs increased by 170% for the three months ended March 31, 2021 as compared to the same period of 2020, primarily due to an increase in restricted stock unit expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2021 totaled $0 as compared to $6,250 for the three months ended March 31, 2020.

Other Income and Expense

Other income, net of expenses, for the three months ended March 31, 2021, totaled $41,700. Other income, net of expense, for the three months ended March 31, 2020 totaled $9,989.

The table below summarizes our other income and expenses for the three months ended March 31, 2021 and 2020, as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,
Description	2021	2020	Percent Change

Realized (Gains)/Loss on Investments	$(12,649)	$36,714	134%
Equity Investments Losses	14,402	-	-%
Interest and Dividend Income	(43,453)	(46,703)	(7)%
Total Other Income, Net of Expenses	$(41,700)	$(9,989)	317%

Realized gains on investments increased by 134% for the three months ended March 31, 2021 as compared to the same period in 2020. The increase is principally due a general recovery in the financial markets.

Equity investment losses were $14,402 for the three months ended March 31, 2021 as compared $0 for the same period in 2020. The losses were due to a decrease in the fair market value of the equity investments.

Interest and dividend income decreased to $43,453 for the three months ended March 31, 2021 compared to $46,703 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, our cash on hand totaled $569,366 and marketable securities totaling $30,480,537. We incurred a net loss from continuing operations of $1,447,271 and a net loss from discontinued operations of $35,392 for the three months ended March 31, 2021. As of March 31, 2021, we had working capital of $31,923,792, shareholders’ equity of $33,423,792 and an accumulated deficit of $138,646,402. During the three months ended March 31, 2021, cash flows used in operating activities were $2,482,947, consisting primarily of a net loss of $1,482,663 and an decrease in trade and other payables of $1,368,151 offset by non-cash share based compensation of $326,989. Since the Company’s inception, we have met our liquidity requirements principally through the sale of our common stock in public offerings and private placements.

On November 11, 2020, concurrently with the execution of the Merger Agreement, we agreed to provide a bridge loan up to an aggregate principal amount of $3,000,000 to pre-Merger MyMD Florida pursuant to a secured promissory note (the “Bridge Loan Note”). Advances under the Bridge Loan Note (“Bridge Loan Advances”) were made in the amounts and at the times as needed to fund pre-Merger MyMD Florida’s operating expenses. Bridge Loan Advances accrue interest at 5% per annum, which may be increased to 8% per annum upon occurrence of any event of default, from the date of such default. The principal and the accrued interest thereon are to be repaid on the earliest of (a) April 15, 2022; (b); if the merger was consummated, then upon demand of the Company following the consummation of the Merger; or (c) the date on which the obligations under the Bridge Loan Note are accelerated upon event of default as set forth in the Bridge Loan Note. The payment and performance of all obligations under the Note are were secured by a first priority security interest in all of MyMD Florida’s right, title and interest in and to its assets as collateral. The outstanding principal amount and the accrued interest of the Bridge Loan Note were convertible into shares of MyMD Florida Common Stock in accordance with the terms of the Merger Agreement.

In connection with the consummation of the Merger, the line of credit evidenced by the First Amended Line of Credit Agreement and Note, dated May 30, 2019, between pre-Merger MyMD Florida and the Starwood Trust (the “Starwood Line of Credit” was paid in full. The $3,740,386.92 needed for the payoff of the Starwood Line of Credit was included in the Company’s minimum net cash amount for the closing of the Merger.

Concurrently with the Merger Agreement, on November 11, 2020, the Company entered into the Securities Purchase Agreement, by and between the Company and certain institutional and accredited investors (the “SPA Purchasers”), pursuant to which the Company agreed to issue and sell to the SPA Purchasers in a private placement (i) an aggregate of 4,882,980 shares of Company Common Stock, at an offering price of $3.70 per share or, at the election of each investor, Prefunded Warrants (as defined therein), and (ii) for each share of Company Common Stock (or for each Prefunded Warrant, as applicable) purchased in the private placement, a common warrant to purchase one share of Company Common Stock, for gross proceeds of approximately $18.1 million before the deduction of placement agent fees and expenses and estimated offering expenses.

In connection with the consummation of the Contribution Transaction, on March 18, 2021 the Company recognized an obligation of $1,500,000 to Oravax.

We believe that that our current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund our current twelve-month operating budget, and satisfying our estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

Our net cash used by operating activities totaled $2,482,947 during the three months ended March 31, 2021. Net cash used consisted principally of the net losses from continuing and discontinued operations of $1,482,663 and an increase in trade and other payables of $1,368,153, partially offset by non-cash share-based compensation of $326,989.

Our net cash used by operating activities totaled $1,966,983 during the three months ended March 31, 2020. Net cash used consisted principally of the net loss from continuing operations of $3,534,466 and partially offset by non-cash share-based compensation of $1,233,057 and an increase in trade and other payables of $531,819.

Investing Activities

Our net cash used in investing activities totaled $15,565,642 for the three months ended March 31, 2021, as compared to cash provided by investing activities total $2,261,901 during the three months ended March 31, 2020. During the three months ended March 31, 2021, we purchased securities totaling $15,269,129 (2020: $41,989), advanced pre-Merger MyMD Florida $1,800,000 (2020: $0) under the bridge loan and sold securities totaling $1,503,487 (2020: $2,303,890).

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $0 as compared to $77 during the three months ended March 31, 2020.

Critical Accounting Policies

See accounting policies in Note 2 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a description of certain legal proceedings, please read Note 8 to the interim condensed consolidated financial statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our 2020 10-K, as filed with the SEC on March 1, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

Risk Factory Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risk factors that we face. Additional discussion of risks summarized in this risk factory summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our other filings with the SEC before making investment decisions regarding our common stock.

Risks Related to the Company Following the Merger

●	Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they experienced in connection with the Merger.
●	The market price of our common stock may be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.
●	We may issue additional equity securities in the future, which may result in dilution to existing investors.
●	The concentration of the capital stock ownership with insiders of the Company following the Merger will likely limit the ability of our stockholders to influence corporate matters.
●	The sale or availability for sale of a substantial number of shares of our common stock after expiration of the lock-up period could adversely affect the market price of such shares.
●	We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.
●	An active trading market for our common stock may not develop.
●	The intended benefits of the Contribution Transaction may not be realized.

Risks Related to our Product Development and Regulatory Approval

●	If we are unable to develop, obtain regulatory approval for and commercialize MyMD-1, Supera-CBD, or other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Success in pre-clinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 2 clinical trial for MyMD-1, which may delay or prevent obtaining regulatory approval.
●	Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.
●	The COVID-19 pandemic, or similar public health crises, could have a material adverse impact the execution of our planned clinical trials.
●	Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.
●	Our development program for Supera-CBD, a synthetic derivative of CBD, is uncertain and may not yield commercial results and is subject to significant regulatory risks.

Risks Related to Commercialization and Manufacturing

●	The commercial success of our product candidates, including MyMD-1 and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors, and the general medical community.
●	The pricing, insurance coverage, and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
●	If third parties on which we depend to conduct our planned pre-clinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.
●	We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than our, which may harm our business, financial condition and our ability to successfully market or commercialize MyMD-1, Supera-CBD and our other product candidates.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of MyMD-1, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

Risks Related to Government Regulation

●	Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.
●	The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.
●	Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.
●	Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.
●	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

In addition, we face other business, financial, operational and legal risks and uncertainties set forth under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Risks Related to the Company Following the Merger

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests in their respective pre-Merger companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the Merger. Furthermore, if the we fail to realize the intended benefits of the merger, the market price of our common stock could decline to the extent that the market price reflects those benefits.

The market price of our common stock after the Merger may be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.

Prior to April 2021, there has not been a public market for the combined Company’s common stock. The market price of the combined Company’s common stock could be subject to significant fluctuation following the Merger. The pre-Merger business of the Company differs from its post-Merger business in important respects and, accordingly, the results of operations of the combined Company and the market price of the combined Company’s common stock following the Merger may be affected by factors different from those affecting the results of operations of the Company prior to the Merger. Market prices for securities of life sciences and biopharmaceutical companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of the actual operating performance of the combined company. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	investors reacting negatively to the effect on our business and prospects from the Merger;
●	the announcement of new products, new developments, services or technological innovations by us or our competitors;
●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;
●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by the us or our competitors;
●	conditions or trends in the life sciences and biopharmaceutical industries;
●	changes in the economic performance or market valuations of other life sciences and biopharmaceutical companies;
●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition;
●	sale of our common stock by stockholders, including executives and directors;
●	volatility and limitations in trading volumes of our common stock;
●	volatility in the market prices and trading volumes of the life sciences and biopharmaceutical stocks;

●	our ability to finance our business;
●	ability to secure resources and the necessary personnel to pursue our plans;
●	failure to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of common stock by stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;
●	investigations by regulators into our operations or those of our competitors;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources of the Company. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that the we make significant payments.

Moreover, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

After the Merger was consummated, the business operations, strategies and focus of the Company fundamentally changed, and these changes may not result in an improvement in the value of our common stock.

Following the Merger, our primary products are MyMD Florida’s therapeutic platforms: MyMD-1, a clinical-stage immunometabolic regulator and Supera-CBD, a pre-clinical stage patented synthetic cannabidiol (“CBD”) derivative. We expect to incur losses as we develop our product candidates, and our product candidates, may never get approved by the U.S. Food and Drug Administration (“FDA”) or even if approved for marketing, may not be profitable. The failure to successfully develop product candidates will significantly diminish the anticipated benefits of the Merger and have a material adverse effect on our business. There is no assurance that our business operations, strategies or focus will be successful, which could depress the value of our common stock.

We may issue additional equity securities in the future, which may result in dilution to existing investors.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. The combined Company may, from time to time, sell additional equity securities in one or more transactions at prices and in a manner it determines. If the we sell additional equity securities, existing stockholders may be materially diluted. In addition, new investors could gain rights superior to existing stockholders, such as liquidation and other preferences. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to our stockholders upon any such exercise or conversion.

All of our outstanding shares of common stock are, and any Milestone Shares of our common stock that may be issued in the future, will be, freely tradable without restrictions or further registration under the Securities Act, except for shares subject to lock-up agreements, and any shares held by affiliates, as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Company and would include persons such as our directors and executive officers and large shareholders. In turn, resales, or the perception by the market that a substantial number of resales could occur, could have the effect of depressing the market price of our common stock.

The concentration of the capital stock ownership with insiders of the Company after the Merger will likely limit the ability of our stockholders to influence corporate matters.

Following the Supera Purchase and the Merger, the executive officers, directors, five percent or greater stockholders, and the respective affiliated entities of the Company, in the aggregate, beneficially owned more than 20% of the Company’s outstanding common stock. As a result, these stockholders, acting together, have control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

Certain stockholders could attempt to influence changes within the Company, which could adversely affect our operations, financial condition and the value of our common stock.

Our stockholders may from time to time seek to acquire a controlling stake in the Company, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could disrupt our operations and divert the attention of our Board of Directors and senior management. These actions could adversely affect our operations, financial condition, and the value of our common stock.

The sale or availability for sale of a substantial number of shares of our common stock after expiration of the lock-up period could adversely affect the market price of such shares.

Sales of a substantial number of shares of our common stock in the public market after expiration of the lock-up period and other legal restrictions on resale, or the perception that these sales could occur, could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future. Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the Company issued 28,553,307 post reverse stock split shares of Company Common Stock to the former stakeholders of pre-Merger MyMD Florida at the Exchange Ratio. Shares that were issued to pre-Merger MyMD Florida stockholders as merger consideration may be resold in the public market immediately without restriction, unless such stockholder is subject to a lock-up or other restriction on resale. All of the previous executive officers, directors and principal stockholders of pre-Merger MyMD Florida, and all of our directors who continued to serve on the Board of Directors of the combined Company after the Merger are subject to lock-up agreements pursuant to which such stockholders have agreed, except in limited circumstances, not to transfer, grant an option with respect to, sell, exchange, pledge or otherwise dispose of, or encumber, any shares of Company capital stock for 180 days following the effective time of the Merger. We may permit our officers, directors, employees, and certain stockholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, the shares of our common stock (excluding securities underlying options and warrants) held by our directors, executive officers and principal stockholders will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We are unable to predict what effect, if any, market sales of securities held by our significant stockholders, directors or officers or the availability of these securities for future sale will have on the market price of our common stock in the future.

We also assumed approximately 4,188,315 shares of common stock subject to outstanding options to purchase pre-Merger MyMD Florida common stock. We registered all of the shares of common stock issuable upon exercise of outstanding options to purchase MyMD Florida common stock, and therefore upon the exercise of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above.

If securities analysts do not publish research or reports about our business, or if they publish negative evaluations, the price of our common stock could decline.

The trading market for our common stock relies in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly traded companies active in the life sciences and biopharmaceutical industries, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover the Company (if any) downgrades our stock, our stock price would likely decline. If one or more of these analysts cease coverage of the Company, we could lose visibility in the market, which in turn could cause our stock price to decline. Additionally, if securities analysts publish negative evaluations of competitors in the life sciences and biopharmaceutical industries, the comparative effect could cause our stock price to decline.

Anti-takeover provisions under New Jersey corporate law may make it difficult for our stockholders to replace or remove our Board of Directors and could deter or delay third parties from acquiring us, which may be beneficial to our stockholders.

We are subject to the anti-takeover provisions of New Jersey law, including Section 14A-10A of the New Jersey Shareholders Protection Act. These statutes prohibit an “interested stockholder” of the Company from effecting a business combination with us for a period of five years unless our Board of Directors approved the combination or transaction or series of related transactions that caused such person to become an interested stockholder prior to the stockholder becoming an interested stockholder or after the stockholder becomes an interested stockholder if the subsequent business combination is approved by (i) our Board of Directors (or a committee thereof consisting solely of persons independent from the interested stockholder), and (ii) the affirmative vote of a majority of the voting stock not beneficially owned by such interested stockholder. In addition, but not in limitation of the five-year restriction, we may not engage at any time in a business combination with any interested stockholder the Company unless the combination is approved by our Board of Directors (or a committee thereof consisting solely of persons independent from such interested stockholder) prior to the consummation of the business combination, and the combination receives the approval of a majority of the voting stock of the Company not beneficially owned by the interested stockholder if the transaction or series of related transactions which caused the interested stockholder to become an interested stockholder was approved by the Board of Directors prior to the stockholder becoming an interested stockholder. These provisions could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 14A-10A of the New Jersey Shareholders Protection Act, “interested stockholder” means, generally, any beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation and any affiliate or associate of the corporation who within the prior five year period has at any time owned 10% or more of the voting power of the then outstanding stock of the corporation.

The stockholder rights agreement adopted by our Board of Directors may impair an attempt to acquire control of the Company.

On September 9, 2020, our Board of Directors entered into that certain Rights Agreement, dated as of September 9, 2020, between the Company and VStock Transfer, LLC, as Rights Agent (the “Rights Agreement”) and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record on September 21, 2020. Each Right is transferred with common stock and entitles the registered holder, subject to the terms of the Rights Agreement to purchase from us one one-thousandth of a share of our Series E Junior Participating Preferred Stock at $15.00, subject to certain adjustments. Each share of Series E Preferred Stock will be entitled to a preferential per share dividend rate equal to the greater of (i) $0.001 and (ii) the sum of (1) 1,000 times the aggregate per share amount of all cash dividends, plus (2) 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than certain dividends or subdivisions of the outstanding shares of common stock. Each share of Series E Preferred Stock will entitle the holder thereof to a number of votes equal to 1,000 on all matters submitted to a vote of our stockholders. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series E Preferred Stock will be entitled to receive 1,000 times the amount received per one share of common stock, subject to certain adjustments. The Rights Agreement remained in effect following the consummation of the Merger pursuant to the Merger Agreement, and the Rights Agreement could make it more difficult for a third party to acquire control of the Company or a large block of our common stock without the approval of our Board of Directors.

An active trading market for our common stock may not develop.

The listing of our common stock on The Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market exists. An active trading market for shares of our common stock may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult for investors to sell their shares either without depressing the market price for the shares or at all.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future pre-clinical and clinical development for MyMD-1 and Supera-CBD and potentially commercialize these product candidates. We expect increased spending levels in connection with our clinical trials of our product candidates. In addition, if we obtains marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, regulatory, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

Additional capital might not be available when we need it and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in its industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. If we are not able to obtain financing when needed or on terms favorable to us, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

We must attract and retain highly skilled employees to succeed.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize MyMD-1, Supera-CBD and our other product candidates. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates and our business will be limited.

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations will involve the use of hazardous materials, including chemicals and biological materials. Our operations also may produce hazardous waste products. We generally anticipate contracting with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

The intended benefits of the Contribution Transaction may not be realized.

The Contribution Transaction poses risks for our ongoing operations, including, among others:

●	if Oravax is not successful in developing the COVID-19 vaccine candidate, we may not realize any value out of our ownership of Oravax shares; and
●	costs and expenses associated with any undisclosed or potential liabilities.

As a result of the foregoing, we may be unable to realize the full strategic and financial benefits currently anticipated from the Contribution Transaction, and we cannot assure you that the Contribution Transaction will be accretive in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Contribution Transaction, the market price of our common stock could decline to the extent that the market price reflects those benefits.

Risks Related to our Product Development and Regulatory Approval

If we are unable to develop, obtain regulatory approval for and commercialize MyMD-1, Supera-CBD or other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a substantial amount of efforts and financial resources in MyMD-1 and Supera-CBD. We plan to initiate Phase 2 clinical trials for treatment of diabetes, rheumatoid arthritis, aging and multiple sclerosis with MyMD-1 and IND-enabling studies of Supera-CBD to enable submission of an Investigational New Drug (“IND”) application for a Phase 1 in healthy volunteers followed by clinical trials in epilepsy, addiction and anxiety disorders. In order to conduct human clinical trials, we are required obtain approval from Institutional Review Boards (“IRBs”) or Ethics committees. IRBs are independent committee organizations that operate in compliance with U.S. federal regulations (including, but not limited to 21 C.F.R. Parts 50 and 56, and 45 C.F.R. Part 46) in order to help protect the rights of research subjects under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). IRBs provide expertise in examining research for its ethical implications, including research involving vulnerable populations, such as pediatrics, critically ill, and cognitively impaired participants. There is no guarantee that an IRB will approve our current product candidates for human clinical trials. Without IRB approval, the Company would not be able to perform clinical research on humans and our products would not be able to move through the regulatory approval process.

Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of MyMD-1, Supera-CBD and our other product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require further clinical and/or pre-clinical development, regulatory approval in multiple jurisdictions, obtaining pre-clinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. MyMD-1 and Supera-CBD and our other product candidates must be authorized for marketing by the FDA and certain other foreign regulatory agencies before we may commercialize any of our product candidates.

The success of our product candidates depends on multiple factors, including:

●	successful completion of pre-clinical studies, including those compliant with Good Laboratory Practices (“GLP”) or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);
●	effective INDs and Clinical Trial Authorizations (“CTAs”) that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;
●	approval from IRBs or Ethics committees to conduct human clinical trials;
●	establishing and maintaining relationships with contract research organizations (“CROs”), and clinical sites for the clinical development of our product candidates;
●	successful clearance of products arriving from foreign countries, needed to perform clinical trials, through U.S. customs;
●	maintenance of arrangements with third-party contract manufacturing organizations (“CMOs”) for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;
●	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
●	receipt of regulatory approvals from applicable regulatory authorities, including those necessary for pricing and reimbursement of our product candidates;
●	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of our product candidates, if and when approved, by patients, patient advocacy groups, third-party payors and the general medical community;
●	our effective competition against other therapies available in the market;
●	establishment and maintenance of adequate reimbursement from third-party payors for our product candidates;
●	our ability to acquire or in-license additional product candidates;
●	prosecution, maintenance, enforcement and defense of intellectual property rights and claims;
●	maintenance of a continued acceptable safety profile of our product candidates following approval, including meeting any post-marketing commitments or requirements imposed by or agreed to with applicable regulatory authorities; or
●	political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics such as the outbreak of the novel strain of coronavirus, COVID-19.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Success in pre-clinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 2 clinical trial for MyMD-1, which may delay or prevent obtaining regulatory approval.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in pre-clinical studies and early clinical trials may not be predictive of results in later-stage clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome in later-stage or larger clinical trials, even if successful. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective for their intended uses before we can seek regulatory approvals for their commercial sale. The conduct of Phase 2 and Phase 3 trials, and the submission of a New Drug Application (“NDA”) is a complicated process. We have not previously conducted any clinical trials, and have limited experience in preparing, submitting and supporting regulatory filings. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and other requirements in a way that leads to NDA submission and approval of any product candidate we are developing.

Many companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including MyMD-1 and Supera-CBD, to the satisfaction of the FDA or foreign regulatory authorities, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.

Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization, MyMD-1, Supera-CBD and our other product candidates must be approved by the FDA pursuant to an NDA in the U.S. The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market MyMD-1, Supera-CBD or any of our other product candidates from regulatory authorities in any jurisdiction. We have limited experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of MyMD-1, Supera-CBD or our other product candidates may be delayed or refused for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidates are safe and effective for any of their proposed indications;
●	the populations studied in clinical trials may not be sufficiently broad or representative to assure efficacy and safety in the populations for which we seek approval;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;
●	the facilities of third-party manufacturers with which we contract or procure certain service or raw materials, may not be adequate to support approval of our product candidates; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Even if our product candidates meet their pre-specified safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider such the clinical trial results sufficient to grant, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings, contraindications or Risk Evaluation and Mitigation Strategies (“REMS”). These regulatory authorities may also grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects.

The COVID-19 pandemic, or similar public health crises, could have a material adverse impact the execution of our planned clinical trials.

Our planned Phase 2 clinical trial for MyMD-1 has been and may continue to be affected by the pandemic. Initial studies indicate that MyMD-1 may have potential therapeutic effects on treatment of COVID-19. MYMD may not be successful in demonstrating the efficacy of this treatment before another, more effective drug enters the market. Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our planned clinical trials. If the global effort to control the spread of COVID-19 and treat COVID-19 patients continues on the current trajectory for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. Any such delays to our planned Phase 2 and Phase 3 clinical trials for MyMD-1 could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

Further, infections and deaths related to COVID-19 are disrupting certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials and our product candidates, components, parts, and consumables, and to perform quality testing. If either we or any third-party in the supply chain for materials used in the production of its product candidates are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to manufacture product candidates for our clinical trials.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our planned clinical trials, healthcare systems or the global economy. However, these effects could have a material adverse impact on our business, financial condition and results of operations.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current Good Manufacturing Practices (“cGMPs”), quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure that they are marketed in a manner consistent with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such product candidates, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning or untitled letters;
●	withdrawal of any approved product from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of product candidates;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our product candidates;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we have obtained, and we may not achieve or sustain profitability.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the U.S.

To market and sell MyMD-1, Supera-CBD or our other product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

Our development program for Supera-CBD, a synthetic derivative of CBD, is uncertain and may not yield commercial results and is subject to significant regulatory risks.

There can be no assurance that our development program for Supera-CBD, a synthetic derivative of CBD, will be successful, or that any research and development and product testing efforts will result in commercially saleable products, or that the market will accept or respond positively to products based on Supera-CBD.

Federal Regulation of CBD. The market for cannabinoids is heavily regulated. Synthetic cannabinoids may be viewed as qualifying as controlled substances under the federal Controlled Substances Act of 1970 (CSA), and may be subject to a high degree of regulation including, among other things, certain registration, licensing, manufacturing, security, record keeping, reporting, import, export, inspection by DEA clinical and non-clinical studies, insurance and other requirements administered by the U.S. Drug Enforcement Administration (DEA) and/or the FDA.

State Regulation of CBD. Individual states and countries have also established controlled substance laws and regulations, which may differ from U.S. federal law. We or our business partners may be required to obtain separate state or country registrations, permits or licenses in order to be able to develop produce, sell, store and transport cannabinoids.

Compliance is Complex and Costly. Complying with laws and regulations relating to cannabinoids is evolving, complex and expensive, and may divert management’s attention and resources from other aspects of our business. Failure to maintain compliance with such laws and regulations may result in regulatory action that could have a material adverse effect on our business, results of operations and financial condition. The DEA, FDA or state agencies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Clinical trials. Because synthetic CBD products may be regulated as controlled substances in the U.S., to conduct clinical trials in the U.S., each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense products based on Supera-CBD and to obtain product from our manufacturer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites.

Risks Related to Commercialization and Manufacturing

The commercial success of our product candidates, including MyMD-1 and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

Even with the requisite approvals from the FDA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of our product candidates, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of MyMD-1, Supera-CBD and our other product candidates, if approved for commercial sale, will depend on several factors, including:

●	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of treatment relative to alternative treatments;
●	the clinical indications for which the product candidate is approved by the FDA or the European Commission;
●	the willingness of providers to prescribe new therapies;

●	the willingness of the target patient population to try new therapies;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products;
●	the quality of our relationships with patient advocacy groups;
●	publicity concerning our product candidates or competing products and treatments; and
●	sufficient third-party payor coverage and adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in pre-clinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

The pricing, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

If we are unable to establish or sustain coverage and adequate reimbursement for our product candidates from third-party payors, the adoption of those product candidates and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.

We expect that coverage and reimbursement by third-party payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of MyMD-1, Supera-CBD and our other product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older, disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. One payor’s determination to provide coverage for a drug product, however, does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

In addition to government and private payors, professional organizations such as the American Medical Association (“AMA”), can influence decisions about coverage and reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our product candidates may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the U.S. and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product labeling. Even if we are successful in obtaining FDA approvals to commercialize our product candidates, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated.

If third parties on which we depend to conduct our planned pre-clinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.

We rely on third party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, pre-clinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, pre-clinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees, and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent or timely in conducting our discovery, manufacturing, pre-clinical studies or clinical trials, resulting in discovery, manufacturing, pre-clinical studies or clinical trials being delayed or unsuccessful, in whole or in part.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of pre-clinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our pre-clinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, as well as in accordance with GLP, GCPs and other applicable laws, regulations and standards. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. The FDA and other regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fails to comply with applicable GCPs, the clinical data generated in its clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving its marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials have complied with GCPs. In addition, our clinical trials must be conducted with product produced in accordance with cGMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which could delay or prevent the receipt of regulatory approvals. Any such event could have an adverse effect on our business, financial condition, results of operations and prospects.

We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than our, which may harm our business, financial condition and our ability to successfully market or commercialize MyMD-1, Supera-CBD and our other product candidates.

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing immunometabolic treatments in various indications as well as several companies addressing other treatments for anti-aging, anxiety and depression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

Several companies are focused on developing treatments for immunometabolic dysregulation in treatment of autoimmune disorders.

Many of our potential competitors, alone or with their strategic partners, may have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, if ever. Additionally, new or advanced technologies developed by our competitors may render our current or future product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of MyMD-1, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance and finished product of any product candidate for which we are responsible for pre-clinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to regulatory approval. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the U.S. may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

The process of manufacturing drugs is complex, highly regulated and subject to multiple risks. Manufacturing drugs is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny NDA approval until the deficiencies are corrected or we replace the manufacturer in our NDA with a manufacturer that is in compliance. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act (“ACA”), was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase MYMD’s regulatory burdens and operating costs.

The current U.S. presidential administration and U.S. Congress have sought and may continue to seek to, modify, repeal or otherwise replace certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act (the “TCJA”), was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” There have been subsequent challenges to the constitutionality of the ACA following the repeal of the individual mandate. A case is currently pending before the U.S. Supreme Court, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020 implemented under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020, unless additional Congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and, subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain marketing approval.

Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute (“AKS”) prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it in order to have committed a violation;
●	federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal Physician Payment Sunshine Act of 2010 (“PPSA”) requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value provided during the previous year to physicians, as defined by such law, certain other healthcare providers starting in 2022 (for payments made in 2021), and teaching hospitals, as well as certain ownership and investment interests held by such physicians and their immediate family, which includes annual data collection and reporting obligations;
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
●	some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include MyMD-1, Supera-CBD and the other product candidates we have in development, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we may license from or license to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with adequate protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We will primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies or processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite efforts by the us to protect our proprietary technologies and processes. While we hold rights in several patents, there can be no assurances that any additional patents will be issued, or additional rights will be granted, to us. Even if new patents are issued, the claims allowed may not be sufficiently broad to adequately protect our technology and processes. Our competitors may also be able to develop similar technology independently or design around the patents to which we have rights.

Currently, MyMD Florida has eleven issued U.S. patents, one foreign patent, six pending U.S. patent applications and 28 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.

The future growth of our business may depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. We cannot assure that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

For example, our agreements with certain of our third-party research partners provide that improvements developed in the course of its relationship may be owned solely by either us or our third-party research partner, or jointly between us and the third party. If we determine that exclusive rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize our drug candidates or maintain our competitive advantage, we may need to obtain an exclusive license from such third party in order to use the improvements and continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our drug candidates or allow our competitors or others the opportunity to access technology that is important to our business. We also may need the cooperation of any co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us.

In addition, the in-licensing and acquisition of these technologies is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our area of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business and prospects could be materially and adversely affected.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, we rely upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information (or as otherwise permitted by applicable law), are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, such as through a data breach, or if any of that information was independently developed by a competitor, our competitive position could be harmed. Additionally, certain trade secret and proprietary information may be required to be disclosed in submissions to regulatory authorities. If such authorities do not maintain the confidential basis of such information or disclose it as part of the basis of regulatory approval, our competitive position could be adversely affected.

Third-party claims of intellectual property infringement may prevent, delay or otherwise interfere with our product discovery and development efforts.

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the United States Patent and Trademark Office (“USPTO”) or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our field, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

If a third party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims that, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages plus the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights or proprietary technology to us, which it is not required to do, on commercially reasonable terms or at all;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates;
●	the requirement that we redesign our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time; and
●	there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects.

Third parties may assert that we are employing their proprietary technology without authorization, including by enforcing its patents against us by filing a patent infringement lawsuit against us. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof.

There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, or materials used in or formed during the manufacturing process, or any final product itself, the holders of those patents may be able to block our ability to commercialize our product candidates unless we obtain a license under the applicable patents, or until those patents were to expire or those patents are finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of that patent may be able to block our ability to develop and commercialize a product candidate unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, a license may not be available on commercially reasonable terms, or at all, particularly if such patent is owned or controlled by one of our primary competitors. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee time and resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any license of this nature would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates and we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could significantly harm our business.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful and could result in a finding that such patents are unenforceable or invalid.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the Canadian Intellectual Property Office (“CIPO”) the European Patent Office (“EPO”) or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, CIPO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. Any of the foregoing could have a material adverse effect on our business financial condition, results of operations and prospects.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We currently have limited intellectual property rights outside the U.S. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. For example, patents covering therapeutic methods-of-use are not available in certain foreign countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we do not have or have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable laws and rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Were a noncompliance event to occur, our competitors might be able to enter the market, which would have a material adverse effect on our business financial condition, results of operations and prospects.

Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain.

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act (“America Invents Act”), the U.S. moved from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes continue to evolve as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Moreover, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Recent cases by the U.S. Supreme Court have held that certain methods of treatment or diagnosis are not patent-eligible. U.S. law regarding patent-eligibility continues to evolve. While we do not believe that any of our owned or in-licensed patents will be found invalid based on these changes to US patent law, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after our or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. U.S. and ex-U.S. law concerning patent term extensions and foreign equivalents continue to evolve. Even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period of extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration sooner than expected, and our business, financial condition, results of operations and prospects could be materially harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No.1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.3	Amended and Restated Bylaws of MyMD Pharmaceuticals, Inc., effective April 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

4.1	Amendment No. 1 to Rights Agreement, dated as of March 18, 2021, by and between Akers Biosciences, Inc. and VStock Transfer, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.1	Contribution and Assignment Agreement, dated March 18, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, and Oravax Medical Inc. (incorporated herein by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.2	Termination and Release Agreement, dated March 18, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, Premas Biotech Pvt. Ltd., and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.3*	Asset Purchase Agreement, dated November 11, 2020, by and between MyMD Pharmaceuticals, Inc. and Supera Pharmaceuticals, Inc.

10.4#	MyMD Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.5#	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.6#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.7#	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.8#*	MyMD Pharmaceuticals (Florida) Inc. Second Amendment to Amended and Restated 2016 Stock Incentive Plan, dated July 1, 2019.

10.9*	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings II, LLC and Supera Pharmaceuticals, Inc.

10.10*	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings, LLC and MyMD Pharmaceuticals, Inc.

10.11#*	Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc., effective December 18, 2020.

10.12#*	Amendment No. 1 to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc, dated February 11, 2021.

10.13#*	Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., effective November 1, 2020.

10.14#*	Amendment No. 1 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020.

10.15#*	Amendment No. 2 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated January 8, 2021.

10.16#*	Amendment No. 3 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated February 11, 2021.

10.17#*	Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated September 21, 2020.

10.18#*	Amendment No. 1 to Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated November 24, 2020.

10.19#*	Amendment No. 2 to Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Unaudited condensed consolidated financial statements of Supera Pharmaceuticals, Inc. as of and for the three months ended March 31, 2021 and the notes relating thereto.

99.2*	Unaudited financial statements of MyMD Pharmaceuticals (Florida), Inc. as of and for the three months ended March 31, 2021 and the notes relating thereto.

99.3*	Unaudited pro forma condensed combined financial statements of the Company as of and for the three months ended March 31, 2021.

101*	Interactive Data Files of Financial Statements and Notes.

# Management contract or compensatory plan or arrangement.

* Filed herewith.

** The schedules and exhibits to the Agreement and Plan of Merger and Reorganization have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYMD PHARMACEUTICALS, INC.

Date: May 18, 2021	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: May 18, 2021	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

