Form 10-Q
period 2021-06-30
MyMD Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2021, there were 37,372,476 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 of MyMD Pharmaceuticals, Inc., which was formerly known as Akers Biosciences, Inc. prior to the consummation on April 16, 2021 of the merger described below.

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

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes. MyMD Florida is being treated as the accounting acquirer, as its stockholders control the Company after the Merger, even though Akers Biosciences, Inc. was the legal acquirer.

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional information.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

previously known as Akers Biosciences, Inc.

Condensed Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

	As of
	June 30,	December 31,
	2021	2020
	(unaudited)	(restated)
ASSETS
Current Assets
Cash	$2,127,372	$148,284
Marketable Securities	19,503,001	-
Prepaid expenses	744,561	1,218

Total Current Assets	22,374,934	149,502

Non-Current Assets
Operating Lease Right-of-Use Asset	74,872	527,195
Goodwill	10,498,539	-
Investment in Oravax, Inc.	1,500,000	-

Total Non-Current Assets	12,073,411	527,195

Total Assets	$34,448,345	$676,697

LIABILITIES
Current Liabilities
Trade and Other Payables	$3,298,637	$1,801,729
Notes Payable	-	1,200,000
Operating Lease Liability	49,522	481,049
PPP Loan Payable	-	70,600

Total Current Liabilities	3,348,159	3,553,378

Non-Current Liabilities
Line of Credit Payable – Related Party, net of discount	$-	$2,333,984
Operating Lease Liability, net of current portion	25,851	46,369

Total Non-Current Liabilities	25,851	2,380,353

Total Liabilities	3,374,010	5,933,731

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized	-	-
Series C Convertible Preferred Stock, 1,990,000 shares designated, no par value and a stated value of $4.00 per share, 0 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2020	144,524	-
Series E Junior Participating Preferred Stock, 100,000 shares designated, no par value and a stated value of $0.001 per share, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, no par value, 500,000,000 shares authorized 37,355,650 and 0 issued and outstanding as of June 30, 2021 and December 31, 2020	100,784,376	-
Common stock, par $0.001, 100,000,000 shares authorized 0 and 28,553,307 issued and outstanding as of June 30, 2021 and December 31, 2020	-	4,004
Additional Paid in Capital	-	43,411,487
Accumulated Deficit	(69,854,565)	(48,672,525)

Total Stockholders’ Equity/(Deficit)	31,074,335	(5,257,034)

Total Liabilities and Stockholders’ Equity/(Deficit)	$34,448,345	$676,697

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

previously known as Akers Biosciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Administrative Expenses	1,711,771	484,921	2,961,313	1,160,893
Research and Development Expenses	1,489,886	365,519	2,669,484	527,577
Interest Expense and Debt Discount	40,526	224,885	701,090	364,227
Amortization of Intangible Assets	-	4,584	-	9,167
Stock Option Modification Expenses	15,036,051	15,000	15,036,051	15,000

Loss from Operations	(18,278,234)	(1,094,909)	(21,367,938)	(2,076,864)

Other (Income) Expenses
Interest and Dividend Income	(5,641)	-	(5,641)	(6)
Gain on Sale of Marketable Securities	(41,447)	-	(41,447)	-
Unrealized Loss on Marketable Securities	41,447	-	41,447	-
Gain on Debt Forgiveness	(180,257)	-	(180,257)	-

Total Other Income	(185,898)	-	(185,898)	(6)

Loss Before Income Tax	(18,092,336)	(1,094,909)	(21,182,040)	(2,076,858)

Income Tax Benefit	-	-	-	-

Net Loss	$(18,092,336)	$(1,094,909)	$(21,182,040)	$(2,076,858)

Basic and Diluted loss per common share	$(0.50)	$(0.04)	$(0.66)	$(0.07)

Weighted average basic and diluted common shares outstanding	35,906,891	28,036,201	32,250,413	27,963,898

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

previously known as Akers Biosciences, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

	Series D		Common Stock
	Convertible			Common	Common	Additional
	Preferred Stock			Stock	Stock	Paid-In	Accumulated	Total
	Shares	Series D	Shares	No Par	Par $0.0001	Capital	Deficit	Equity
Balance at December 31, 2020 (restated)	-	$-	28,553,307		$4,004	43,411,487	$(48,672,525)	$(5,257,034)
Net loss	-	-	-	-	-		(3,089,704)	(3,089,704)

Balance at March 31, 2021 (unaudited)	-	$-	28,553,307	$-	$4,004	$43,411,487	$(51,762,229)	$(8,346,738)
Reverse merger with Akers Biosciences Inc effective April 16, 2021	72,992	144,524	8,335,627	85,748,325	(4,004)	(43,411,487)	-	42,477,358
Modification of the terms of 4,188,315 pre-merger MyMD stock options per the terms of the merger agreement	-	-	-	15,036,051	-	-	-	15,036,051
Exercise of prepaid equity forward contracts for common stock	-	-	466,716	-	-	-	-	-
Net loss			-	-	-	-	(18,092,336)	(18,092,336)

Balance at June 30, 2021 (unaudited)	72,992	$144,524	37,355,650	$100,784,376	$-	$-	$(69,854,565)	$31,074,335

	Series D		Common Stock
	Convertible			Common	Common	Additional
	Preferred Stock			Stock	Stock	Paid-In	Accumulated	Total
	Shares	Series D	Shares	No Par	Par $0.0001	Capital	Deficit	Equity
Balance at December 31, 2019 (restated)	-	$-	14,688,726	$-	$3,806	$36,848,063	$(38,578,232)	$(1,726,363)
Common shares issued for the acquisition of Supera Pharmaceuticals, Inc. a company under common control	-	-	13,096,640	-	-		(605,089)	(605,089)
Effect of the adoption of Topic 842 effective as of January 1, 2019	-	-	-	-	-		(1,379)	(1,379)

Balance at December 31, 2019 (restated)	-	$-	27,785,366	$-	$3,806	$36,848,063	$(39,184,700.00)	$(2,332,831.00)
Private placement of common shares	-	-	250,835			650,000	-	650,000
Net loss	-	-	-	-	-		(981,949)	(981,949)

Balance at March 31, 2020 (unaudited)	-	$-	28,036,201	-	3,806	37,498,063	$(40,166,649)	$(2,664,780)
Stock based compensation for services	-	-	1,930			14,800	-	14,800
Stock options issued for debt issuance	-	-	-			693,450	-	693,450
Net loss	-	-	-	-	-		(1,094,909)	(1,094,909)

Balance at June 30, 2020 (unaudited)	-	$-	28,038,131	-	3,806	38,206,313	$(41,261,558)	$(3,051,439)

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

previously known as Akers Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,182,040)	$(2,076,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest/dividends	4,496	88,248
Amortization of debt discount	608,460	278,685
Amortization of intangible assets	-	9,167
Gain on sale of marketable securities	(41,447)	-
Unrealized loss on marketable securities	41,447	-
Gain on forgiveness of debt	(180,258)	-
Stock based compensation
Options modification expense	15,036,051	-
Options issued for debt issuance	-	200
Shares issued for services	-	14,800
Change in assets and liabilities
Prepaid Expenses	(557,279)	9,566
Trade and Other Payables	(1,988,204)	(454,951)
Operating Leases	278	1,056
Net cash used by operating activities	(8,258,496)	(2,130,087)

Cash flows from investing activities:
Purchases of marketable securities	(10,137)	-
Proceeds from sale of marketable securities	9,983,176	-
Net cash received in business combination	1,380,852	-
Net cash provided by investing activities	11,353,891	-

Cash flows from financing activities
Consumed by the payoff of the line of credit – related party	(3,062,444)	-
Net proceeds from line of credit - related party	120,000	1,332,749
Net proceeds from note payable	1,826,137	-
Net proceeds from the Payroll Protection Program	-	70,600
Net proceeds from issuance of common stock	-	650,000
Net cash provided by financing activities	(1,116,307)	2,053,349

Net increase/(decrease) in cash	1,979,088	(76,738)
Cash at beginning of period	148,284	134,499
Cash at end of period	$2,127,372	$57,761

Supplemental cash flow information
Cash paid for:
Interest	$271,800	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Operating lease right-of-use asset obtained in exchange for lease obligation	$-	$527,195
Investment in Oravax, Inc. included in trade and other payables.	$1,500,000	$-

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation (“MyMD”). These consolidated financial statements include four wholly owned subsidiaries as of June 30, 2021, MyMD Pharmaceuticals (Florida), Inc. (“MyMD Florida”), XYZ Merger Sub, Inc. (“Merger Sub”), Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

MyMD Florida was formed in 2014 and is a Florida-based clinical development stage biopharmaceutical company that is developing its product candidate, MyMD-1, as an immunometabolic regulator to treat autoimmune diseases, ageing-related diseases. Substantive operations began in 2016 and the Company’s Investigative New Drug application was filed with the U.S. Food and Drug Administration in December 2018. MyMD Florida completed its first-in-human Phase 1 clinical trial in December 2019. Phase 2 clinical trials for autoimmune diseases are planned. MyMD Florida’s intellectual property portfolio consists of 12 granted patents (11 US and 1 foreign), 34 pending applications (6 US, 28 foreign, and 1 international application).

Supera Pharmaceuticals, Inc. (“Supera”) was formed in September 2018 and is a Florida based development company that is developing its product candidate “Supera-CBD” as an FDA-approved synthetic derivative of naturally grown cannabidiols. Substantially all of Supera’s research and development activities in 2019 and 2020 were related to intellectual property development and securing patents, along with product manufacturing and planning initial pre-clinical development activities. Ongoing pre-clinical work is expected to accelerate in second half of 2021.

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 (the Original Merger Agreement, as amended by Amendment No. 1, the “Merger Agreement”), by and among MyMD, Merger Sub and MyMD Florida), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the MyMD (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s common stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of MyMD’s common stock, no par value per share (the “Company Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payment in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger (the “Milestone Payments”) payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”).

On April 16, 2021, MyMD Florida entered into an Asset Purchase Agreement with Supera, a related company through common control, in which Supera was acquired by MyMD Florida through the issuance of 33,937,909 shares of pre-Merger MyMD Florida’s common stock. The Supera entity was dissolved pursuant to this transaction.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2020 and 2019 included in the Company’s 2020 Form 10-K, as filed on March 1, 2021. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2021 and its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

The unaudited condensed combined balance sheet as of December 31, 2020 combines the audited balance sheets of pre-Merger MyMD Florida and Supera as of December 31, 2020, giving effect to the Supera Purchase and the adoption of ASU No. 2016-02, Leases, as if they were consummated on January 1, 2020.

The unaudited combined consolidated statement of comprehensive loss for the three and six months ended June 30, 2020 combines the unaudited condensed statements of comprehensive loss for the three and six months ended June 30, 2020 of MyMD Florida and Supera giving effect to the Supera Purchase and the adoption of ASU no. 2016-02, Leases, as if they were consummated on January 1, 2020.

The unaudited condensed consolidated balance sheet as of June 30, 2021 comprises the unaudited balance sheets of MyMD Florida, Supera and MyMD as of June 30, 2021, giving effect to the Supera Purchase as if they were consummated on January 1, 2020 and the reverse merger with MyMD on April 16, 2021 with all material intercompany balances eliminated and recording a goodwill upon consolidation.

The unaudited condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2021 comprises the unaudited statements of comprehensive loss of MyMD Florida and Supera for the three and six months ended June 30, 2021 and the statement of comprehensive loss for MyMD for the post-acquisition period April 17, 2021 through June 30, 2021.

The Company effected a 1-for-2 reverse stock split immediately following the effective time of the Merger. No fractional shares were issued in connection with the Reverse Stock Split. Each stockholder who did not have a number of shares evenly divisible pursuant to the Reverse Stock Split ratio and who would otherwise be entitled to receive a fractional share of Company Common Stock was entitled to receive an additional share of Company Common Stock. The number of shares on equity related disclosures included in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and accompanying notes, were retroactively adjusted to reflect the effects of the Reverse Stock Split and the Exchange Ratio.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. Information about significant areas of estimation, uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amounts recognized in the financial statements is included in the following notes related to business combinations, loss contingencies and the valuation of share-based payments.

(c) Functional and Presentation Currency

These condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information has been rounded to the nearest dollar.

(d) Comprehensive Loss

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 in reporting comprehensive loss. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of comprehensive income, comprehensive loss is equal to net loss.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2021 and December 31, 2020.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2021	$19,503,001	$-	$-

Marketable securities at December 31, 2020	$-	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of June 30, 2021, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments.

Gains and losses resulting from the sales of marketable securities were a realized gain of $41,447 for the three and six months ended June 30, 2021. Gains and losses resulting from the sales of marketable securities were $0 the three and six months ended June 30, 2020.

Proceeds from the sales of marketable securities in the three and six months ended June 30, 2021 were $9,983,176 and $0 for the three and six months ended June 30, 2020.

(g) Prepaid Expenses

Expenses paid prior to the date that the related services are rendered or used are recorded as prepaid expenses which are comprised principally of various insurance expenses.

(h) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, the Company’s cash in banks is in excess of the Federal Despot Insurance Corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with three banks.

(i) Risk Management of Cash and Investments

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

The Company’s investment portfolios are regularly monitored for risk and are held with a brokerage firm.

(j) Investments

Investments recorded using the cost method will be assessed for any decrease in value that has occurred that is other than temporary and the other than temporary decrease in value shall be recognized. As and when circumstances and facts change, the Company will evaluate the Company’s ability to significantly influence operational and financial policy to establish a basis for converting the investment accounted for using the cost method to the equity method of valuation in accordance with FASB ASC 323.

(k) Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed as incurred and consist of fees paid to third parties that conduct certain research and development activities on the Company’s behalf.

(l) Income Taxes

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2021, and December 31, 2020, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three and six months ended June 30, 2021 and 2020 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2021 and 2020. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tax years from 2017 through 2020 remain subject to examination by federal and state jurisdictions.

(m) Basic and Diluted Earnings per Share of Common Stock

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

As the Company reported a net loss for the three and six months ended June 30, 2021 and 2020, common stock equivalents were anti-dilutive.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Stock Options	4,188,315	3,113,490	4,188,315	3,113,490
Warrants to purchase common stock	5,363,547	-	5,363,547	-
Pre-funded Warrants to purchase common stock	520,270	-	520,270	-
Series D Preferred Convertible Stock	36,496	-	36,496	-
Warrants to purchase Series C Preferred stock	27,500	-	27,500	-
Total potentially dilutive shares	10,136,128	3,113,490	10,136,128	3,113,490

(n) Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

(o) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(p) Right-of-Use Assets

The Company leases a facility in Tampa, Florida (the “Hyde Park”) under an operating lease (“Hyde Park Lease”) with annual rentals of $22,048 to $23,320 plus certain operating expenses. The Hyde Park facility houses the MyMD Florida operations. The Hyde Park Lease took effect on July 1, 2019 for a term of 36 months to expire on June 30, 2022.

The Company leased an aircraft under an operating lease (“Supera Aviation”) with annual rentals of $600,000 plus certain operating expenses. The Supera Aviation took effect on October 26, 2018 for a term of 36 months to expire on September 26, 2021. The Company cancelled the Supera Aviation in April 2021 without penalty.

The Company leases a facility in Baltimore, Maryland (the “N Wolfe St.”) under an operating lease (“Baltimore Lease”) with annual rentals of $24,000 to $25,462 plus certain operating expenses. The Baltimore Lease took effect on November 9, 2020 for a term of 36 months to expire on November 9, 2023.

On January 1, 2019 (“Effective Date”), the Company adopted FASB ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on January 1, 2019.

The adoption of ASC 842 resulted in the recognition of operating lease ROU assets of $1,014,636, operating lease liabilities for an operating leases of $1,016,015 and an adjustment to accumulated deficit of $1,379 on the Company’s Consolidated Balance Sheet as of January 1, 2020.

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

The Company’s operating leases are comprised of the Supera Aviation, the Hyde Park and the N Wolfe St. Condensed Consolidated Balance Sheet information related to its leases are presented below:

	As of June 30, 2021				As of December 31, 2020
	Supera	Hyde	N Wolfe		Supera	Hyde	N Wolfe
Balance Sheet Location	Aviation	Park	Street	Total	Aviation	Park	Street	Total
Operating Leases
Lease Right of Use	$-	$23,721	$51,151	$74,872	$431,809	$34,722	$60,664	$527,195
Lease Payable, current	-	23,737	25,785	49,522	431,809	25,120	24,120	481,049
Lease Payable - net of current	-	-	25,851	25,851	-	9,704	36,665	46,369

The following provides details of the Company’s lease expense:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Supera	Hyde	N Wolfe		Supera	Hyde	N Wolfe
Lease Expenses	Aviation	Park	Street	Total	Aviation	Park	Street	Total
Operating Leases
Lease Costs	$-	$6,257	$6,182	$12,439	$150,000	$12,513	$12,364	$174,877

Other information related to leases is presented below:

	As of June 30, 2021
	Supera	Hyde	N Wolfe
Other Information	Aviation	Park	Street	Total
Operating Leases
Operating cash used	$150,000	$12,877	$13,000	$175,877
Weighted-average remaining lease term	-	12	29	21
Weighted-average discount rate	10.0%	10.0%	10.0%	10.0%

As of June 30, 2021, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	As of June 30, 2021
	Supera	Hyde	N Wolfe
	Aviation	Park	Street	Total
For Years Ending June 30,
2022	$-	$25,042	$24,480	$49,522
2023	-	-	25,214	25,214
2024	-	-	8,487	8,487
Total future minimum lease payments, undiscounted	$-	$25,042	$58,181	$83,223
Less: Imputed interest	-	1,305	6,545	7,850
Present value of future minimum lease payments	$-	$23,737	$51,636	$75,373

(q) Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU-2016-02”), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has adopted ASU-2016-02, effective January 1, 2019, and, as a result of this implementation, has recorded an operating lease right-of-use asset and an operating lease liability as of December 31, 2019.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity - Classified Written Call Options. The amendments in this Update clarify an issuer’s accounting for modifications or exchanges of freestanding equity - classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company is assessing the impact of this ASU on its financial statements and related disclosure.

Note 3 – Recent Developments, Liquidity and Management’s Plans

Acquisition and Disposition of Cystron

The Company acquired 100% of the membership interests of Cystron pursuant to a Membership Interest Purchase Agreement, dated March 23, 2020 (as amended by Amendment No. 1 on May 14, 2020, the “MIPA”) from certain selling parties (the “Cystron Sellers”). The acquisition of Cystron was accounted for as a purchase of an asset. Cystron is a party to a License and Development Agreement (as amended and restated on March 19, 2020, in connection with our entry into the MIPA, the “License Agreement”) with Premas Biotech PVT Ltd. (“Premas”) whereby Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections. Cystron was incorporated on March 10, 2020. Since its formation and through the date of its acquisition by the Company, Cystron did not have any employees and its sole asset consisted of the exclusive license from Premas,

On March 18, 2021, the Company and the Cystron Sellers, which are also shareholders of Oravax, entered into a Termination and Release Agreement terminating the MIPA effective upon consummation of the Contribution Agreement. In addition, the Cystron Sellers agreed to waive any change of control payment triggered under the MIPA as a result of the Merger.

On April 16, 2021, pursuant to the Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax Medical, Inc. (“Oravax”) and, for the limited purpose set forth therein, Premas, the parties consummated the transactions contemplated therein. Pursuant to the Contribution Agreement, among other things, the Company caused Cystron to contribute substantially all of the assets associated with its business of developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax (the “Contribution Transaction”).

On April 16, 2021, the parties consummated the Contribution Transaction. Pursuant to the Contribution Agreement, effective upon the closing of the Merger, the Company agreed (i) to contribute an amount in cash equal to $1,500,000 to Oravax and (ii) cause Cystron to contribute substantially all of the assets associated with its business or developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax. In consideration for the Company’s commitment to consummate the Contribution Transaction, Oravax issued to the Company 390,000 shares of its capital stock (equivalent to 13% of Oravax’s outstanding capital stock on a fully diluted basis) and assumed all of the obligations or liabilities in respect of the assets of Cystron (excluding certain amounts due to Premas), including the obligations under the license agreement with Premas. In addition, Oravax agreed to pay future royalties to the Company equal to 2.5% of all net sales of products (or combination products) manufactured, tested, distributed and/or marketed by Oravax or its subsidiaries. The investment in Oravax is accounted for under the cost method. The Company’s obligation to Oravax of $1,500,000 was included in Trade and Other Payables on the Condensed Consolidated Balance Sheet as of June 30, 2021 and was paid on July 1, 2021 (Note 5).

As of June 30, 2021, $300,000 is included in Trade and Other Payables on the Condensed Consolidated Balance Sheet for amounts due to Premas under the Contribution Agreement and deferred to a future date to be determined by Premas. (Note: Pursuant to the Contribution Agreement, a total of $1,500,000 was owed to Premas, of which $1,200,000 was paid by pre-merger Akers Biosciences, Inc.)

Agreement and Plan of Merger and Reorganization

On November 11, 2020, MyMD, Merger Sub, and MyMD Florida entered into the Merger Agreement (Note 1).

Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the Company issued 28,553,307 post reverse stock split shares of Company Common Stock to the former stakeholders of pre-Merger MyMD Florida at the Exchange Ratio. Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the former stakeholders of pre-Merger MyMD Florida held approximately 77.05% of the Company’s Common Stock outstanding on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common Stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of pre-Merger MyMD Florida Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing. Holders of pre-Merger common stock of the Company held approximately 22.95% of the outstanding equity of the Company. Also upon completion of the Merger and the transactions contemplated by the Merger Agreement, the Company assumed 4,188,315 MyMD Florida stock options subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to extend the term of such stock option for a period expiring on April 16, 2023, the second-year anniversary of the Merger.

In accordance with ASC 805, the Company accounted for the transaction as a reverse merger with Akers Biosciences, Inc. (“Akers”) as the legal acquirer and pre-Merger MyMD Florida as the accounting acquirer. As a result of the transaction, the Company recognized Goodwill totaling $10,498,539 based upon Akers’ pre-merger market capitalization of $42,477,346 less net tangible assets of $31,978,807.

Akers’ valuation is based upon 8,335,627 common shares outstanding and 263,026 vested restricted stock units (“RSU’) with a fair market value of $4.94 per share, the closing price of Akers common shares on the NASDAQ Stock Exchange on April 16, 2021.

Valuation Analysis

Total Consideration	$42,477,346
Cash and Cash Equivalents	1,380,852
Marketable Securities	29,480,524
Other Receivables	3,026,137
Prepaid Expenses	192,314
Investment in Oravax, Inc.	1,500,000
Trade and Other Payables	(3,601,020)
Net Tangible Assets Acquired	$31,978,807
Excess of Purchase Price Over Net Assets Acquired to be Allocated to Goodwill	$10,498,539

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

Pursuant to the terms and conditions of the Merger Agreement, not later than 30 days after the Option Exercise Period, the Company will pay stockholders of MyMD Florida the Additional Consideration from the exercise of any MyMD Florida options assumed by the Company prior to the second-year anniversary of the Merger; provided, however, the amount of such payment will not exceed the maximum amount of cash consideration that may be received by stockholders of MyMD Florida without affecting the intended tax consequences of the Merger. As of the date of this report, there have been no exercises of the MyMD Florida options assumed by the Company.

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

Each milestone payment will be payable in shares of Company Common Stock (the “Milestone Shares”), with the number of Milestone Shares to be issued determined by dividing the applicable Milestone Payment amount by the volume-weighted average price of a share of the Company’s common stock during the 10 trading days immediately preceding the achievement of the milestone event; provided, however, that in no event shall the price of a share of Company Common Stock used to determine the number of Milestone Shares to be issued be deemed to be less than $5.00 per share (as adjusted for stock splits, stock dividends, reverse stock splits, and the like occurring after the closing date). Notwithstanding the foregoing, the number of Milestone Shares payable by the Company shall not exceed 32,741,622 shares of Company Common Stock issued to MyMD Florida stockholders at the closing in connection with the Merger. As of the date of this report, the first milestone event has not been met.

Liquidity

As of June 30, 2021, the Company’s cash on hand was $2,127,372 and marketable securities were $19,503,001. The Company has incurred a net loss from operations of $21,182,040 for the six months ended June 30, 2021. As of June 30, 2021, the Company had working capital of $19,026,775, stockholders’ equity of $31,074,335 including an accumulated deficit of $69,854,565. During the six months ended June 30, 2021, cash flows used in operating activities were $8,258,496, consisting primarily of a net loss of $21,182,040 and a decrease in trade and other payables of $1,988,204 offset by non-cash share-based compensation of $15,036,051. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of June 30, 2021 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Unaudited Condensed Combined Balance Sheet as of December 31, 2020

The acquisition of Supera by pre-Merger MyMD Florida was accounted for as a business combination under common control in accordance with ASC 805 and is being presented as if the acquisition had been consummated and ASC 842 had been adopted on January 1, 2020.

The audited Balance Sheets as of December 31, 2020 of pre-Merger MyMD Florida and Supera is presented below with the adjustments required to eliminate inter-company transactions, implement ASC 842 for reporting leasing transactions and reclassify certain balances to conform with the classification in the Condensed Consolidated Balance Sheet as of June 30, 2021.

	MyMD	Supera
	Pharmaceuticals	Pharmaceuticals			Restated
	Inc.	Inc.		AJE	Total
	(audited)	(audited)	Adjustments	#	(unaudited)
ASSETS
Current Assets
Cash	$133,733	$14,551	-		$148,284
Prepaid expenses	1,218	-	-		1,218
Due from affiliate	-	24,600	(24,600)	1	-

Total Current Assets	134,951	39,151	(24,600)		149,502

Non-Current Assets
Operating Lease Right-of-Use Assets	-	-	527,195	3	527,195
Intangible Assets, net	-	-	-		-

Total Non-Current Assets	-	-	527,195		527,195

Total Assets	$134,951	$39,151	$502,595		$676,697

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,025,063	$556,781	$219,885	1,2	$1,801,729
Due to Related Party	39,177	-	(39,177)	2	-
Interest Payable, related party	175,679	-	(175,679)	2	-
Loan Payable	1,200,000	-	-		1,200,000
Operating Lease Payable	-	-	481,049	3	481,049
Paycheck Protection Program Loan	54,000	16,600	-		70,600

Total Current Liabilities	2,493,919	573,381	486,078		3,553,378

Non-Current Liabilities					-
Line of Credit Payable – related party, net of discount	1,734,237	599,747	-		2,333,984
Interest Payable, related party	-	29,628	(29,628)	2	-
Operating Lease Liability, net of current	-	-	46,369	3	46,369

Total Non-Current Liabilities	1,734,237	629,375	16,741		2,380,353

Total Liabilities	$4,228,156	$1,202,756	$502,819		$5,933,731

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par $0.0001, 100,000,000 shares authorized and 73,991,413 issued and outstanding as of December 31, 2020	4,004	-	-		4,004
Additional Paid in Capital	43,411,488	-	(1)	2	43,411,487
Accumulated Deficit	(47,508,697)	(1,163,605)	(223)	3	(48,672,525)
Total Stockholders’ Deficit	(4,093,205)	(1,163,605)	(224)		(5,257,034)

Total Liabilities and Stockholders’ Deficit	$134,951	$39,151	$502,595		$676,697

The following is an explanation of the adjusting entries that were recorded to arrive at the restated Condensed Consolidated Balance Sheet as of December 31, 2020:

AJE #	Account	Debit	Credit
1	Trade and Other Payables	24,600
	Due from Affiliate		24,600
	To eliminate inter-company transactions

2	Due to Related Party	39,177
	Interest Payable, related party	175,679
	Interest Payable, related party	29,628
	Additional Paid-In Capital	1
	Trade and Other Payables		244,485
	To reclassify account balances to conform with the classification on the June 30, 2021 Condensed Consolidated Balance Sheet

3	Operating Lease Right-of-Use	527,195
	Accumulated Deficit	223
	Operating Lease Payable		481,049
	Operating Lease Payable, net of current portion		46,369
	To implement ASC 842 for the accounting of operating leases

Note 5 - Trade and Other Payables

Trade and other payables consist of the following:

	June 30, 2021	December 31, 2020

Accounts Payable – Trade	$3,125,843	$1,104,803
Accounts Payable – Trade – related party	-	477,042
Accrued Expenses	172,794	205,307
Accounts Payable – Other - related party	-	14,577
	$3,298,637	$1,801,729

Accounts Payable – Trade as of June 30, 2021 includes $1,500,000 due to Oravax, Inc. for a capital contribution which was paid on July 1, 2021 (Note 3).

See also Note 10 for related party information.

Note 6 – Notes Payable

Secured Promissory Note

On November 11, 2020, concurrently with the execution of the Merger Agreement, the Company agreed to provide a bridge loan up to an aggregate principal amount of $3,000,000 to pre-Merger MyMD Florida pursuant to the Bridge Loan Note. Advances under the Bridge Loan Note (“Bridge Loan Advances”) were made in the amounts and at the times as needed to fund MyMD Florida’s operating expenses. Bridge Loan Advances accrue interest at 5% per annum, which may be increased to 8% per annum upon occurrence of any event of default, from the date of such default. The principal and the accrued interest thereon are to be repaid on the earliest of (a) April 15, 2022; (b); if the Merger was consummated, then upon demand of the Company following the consummation of the Merger; or (c) the date on which the obligations under the Bridge Loan Note are accelerated upon event of default as set forth in the Bridge Loan Note. The payment and performance of all obligations under the Bridge Loan Note are secured by a first priority security interest in all of MyMD Florida’s right, title and interest in and to its assets as collateral. The outstanding principal amount and the accrued interest of the Bridge Loan Note were convertible into shares of MyMD Florida Common Stock in accordance with the terms of the Merger Agreement.

As of June 30, 2021 and December 31, 2020, MyMD had advanced MyMD Florida $3,000,000 and $1,200,000, respectively, under the Bridge Loan Note plus accrued interest totaling $26,137. The balance of $3,026,137 as of June 30, 2021 was eliminated on consolidation upon the consummation of the Merger on April 16, 2021 (Notes 1 and 3).

Note 7 - Share-based Payments

The following is the status of outstanding stock options outstanding as of June 30, 2021 and changes for the six months ended June 30, 2021:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Balance as of December 31, 2020	4,188,315	$2.59	2.29	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance as of June 30, 2021	4,188,315	$2.59	1.79	$15,538,649
Exercisable as of June 30, 2021	4,188,315	$2.59	1.79	$15,538,649

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.30 for the Company’s Common Stock on June 30, 2021. All options were vested on date of grant.

All stock options outstanding are fully vested and exercisable.

Assumption of MyMD Florida Stock Options

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of pre-Merger MyMD Florida common stock. As of June 30, 2021, options to purchase 4,188,315 shares of common stock have been issued pursuant to the plan and 0 shares of common stock remain available for issuance.

Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Stock Incentive Plan (the “2016 Plan”), assuming all of pre-Merger MyMD Florida’s rights and obligations with respect to the options issued thereunder. As of the effective date of the Merger, no additional awards could be issued under the 2016 Plan.

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

The Company assumed 4,188,315 MyMD Florida stock options subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to change the term of such stock option for a period expiring on April 16, 2023, the second-year anniversary of the Merger). The Company recorded expenses of $15,036,051 for the assumption of the options and the modification of the terms which is included on the Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2021. The Company utilized Black-Scholes using an exercise price of $2.59, an issue date fair value of $4.94, a volatility index of 122.31% and a discount rate of 0.16% to determine the fair value of the modification. The pre-Merger MyMD options were valued at $0 on April 16, 2021, as there was no reliable method of determining the fair value given the material events that had occurred since the last arms-length trade of common shares.

Adoption of 2021 Equity Incentive Plan

Pursuant to the Merger Agreement, at the effective time of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders on April 15, 2021. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other awards which may be granted singly, in combination or in tandem, and which may be paid in cash or shares of Company Common Stock. At the effective time of the Merger, the number of shares of Company Common Stock that are reserved for issuance pursuant to awards under the 2021 Plan is 7,228,184 shares (post-Reverse Stock Split). As of June 30, 2021, 7,228,184 shares remain available for issuance.

The 2021 Plan will terminate on April 16, 2031, the tenth anniversary of its effective date. No award may be made under the 2021 Plan after its expiration date. In connection with the 2021 Plan, the Board adopted forms of (i) a Nonqualified Stock Option Agreement, (ii) an Incentive Stock Option Agreement and (iii) a Restricted Stock Award Agreement.

Pursuant to the Incentive Stock Option Agreement, participants will be granted options to purchase shares of Company Common Stock at a price equal to the fair market value per share of the Company Common Stock on the date of grant or 110% of such fair market value, in the case of a ten percent (10%) or more stockholder as provided in Section 422 of the United States Internal Revenue Code of 1986. Options granted pursuant to the Incentive Stock Option Agreement will expire on the date immediately preceding the tenth anniversary of the date of grant (or the date immediately preceding the fifth anniversary of the date of grant, in the case of a ten percent (10%) or more stockholder, as provided in Section 422 of the Code), unless terminated earlier.

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

Restricted Stock Units

On March 29, 2019, the Compensation Committee of the Board of Directors approved grants totaling 7,803 Restricted Stock Units to three of the Company’s then-current directors. Each RSU had a grant date fair value of $46.56 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan and vested on January 1, 2020. Upon vesting, such RSUs shall be settled with the issuance of common stock. The Company Common Stock underlying these RSUs is subject to a lock-up/leak-out agreement for a period of 180 days from the effective date of the Merger with MyMD Florida (Note 3).

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

On April 16, 2021, concurrently with the closing of the Merger, pursuant to the terms of the RSU Agreements between the Company and four board of directors, the 394,680 RSUs granted on September 11, 2020 under the 2018 Plan, as amended, accelerated and vested in full.

Per the terms of the RSU agreements, the Company, at the Company’s sole discretion may settle the RSUs in cash, or part cash and part common stock. As there is no intention to settle the RSUs in cash, the Company accounted for these RSUs as equity.

Pre-merger Akers Biosciences, Inc. recorded expenses totaling $979,758 for the acceleration of the vesting of 394,680 RSUs, the holders immediately surrendered 139,457 RSUs with a fair market value of $688,913 for the withholding of federal and state income taxes, as directed by the holders, which was recorded as Payroll Taxes Payable on the date of the Merger. The withholding obligations were paid by the Company on June 30, 2021.

As of the date of this filing, the vested RSUs have not been converted to common shares of the Company.

2013 Stock Incentive Plan

On January 23, 2014, MyMD adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s common stock.

As of June 30, 2021, grants of options to purchase 1,407 shares of common stock have been issued pursuant to the 2013 Plan, and 755 shares of common stock remain available for issuance. As of April 16, 2021, the effective date of the Merger, and June 30, 2021 there are no outstanding options under the 2013 Plan.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the MyMD adopted, the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s common stock.

As of June 30, 2021, grants of options to purchase 1,532 shares of common stock have been issued pursuant to the 2017 Plan, and 1,984 shares of common stock remain available for issuance. As of April 16, 2021, the effective date of the Merger, and June 30, 2021 there are no outstanding options under the 2017 Plan.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the MyMD adopted the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan initially provided for the issuance of up to 39,063 shares of the Company’s common stock. On August 27, 2020, the stockholders approved an amendment to the 2018 Plan increasing the number of shares available for issuance by an additional 521,000 shares to a total of 560,063 shares of the Company’s common stock.

As of June 30, 2021, grants of RSUs to purchase 263,026 shares of common stock have been issued pursuant to the 2018 Plan, and 297,037 shares of common stock remain available for issuance. As of April 16, 2021, the effective date of the Merger, and June 30, 2021 there are no outstanding options under the 2018 Plan.

Note 8 - Equity

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

The exchange ratio for the Preferred Stock was adjusted to two-for-one due to the effects of the Reverse Stock Split.

Common Stock

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

On February 11, 2021, 466,216 shares of common stock issued pursuant to that certain Securities Purchase Agreement, dated November 11, 2020, by and between the Company and certain institutional and accredited investors were cancelled and 466,216 prefunded warrants (as defined therein) were issued at the request of a shareholder.

On May 18, 2021, 466,216 prefunded warrants were exercised in exchange for 466,716 shares of common stock.

Common Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2021:

Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(years)	Value
Balance as of December 31, 2020	-	$-	-	$-
Assumed from Merger	5,363,547	5.19	5.02	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance as of June 30, 2021	5,363,547	$5.19	4.85	$11,366,055
Exercisable as of June 30, 2021	5,363,547	$5.19	4.85	$11,366,055

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.30 for the Company’s Common Stock on June 30, 2021. All warrants were vested on date of grant.

The warrants outstanding as of June 30, 2021 represent underlying shares of Company Common Stock of 5,363,547.

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the six months ended June 30, 2021:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(years)	Value
Balance as of December 31, 2020	-	$-	-	$-
Assumed from Merger	986,486	0.002	-	-
Granted	-	-	-	-
Exercised	466,216	0.002	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance as of June 30, 2021	520,270	$0.002	-	$3,276,600
Exercisable as of June 30, 2021	520,270	$0.002	-	$3,276,660

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.30 for the Company’s Common Stock on June 30, 2021. All pre-funded warrants were vested on the date of grant and are exercisable at any time.

The pre-funded warrants outstanding as of June 30, 2021 represent underlying shares of Company Common Stock of 520,270.

Warrants for the purchase of Series C Convertible Preferred Stock

The table below summarizes the activity during the six months period ended June 30, 2021 for warrants issued in December 2019 for the purchase of Series C Convertible Preferred Stock:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance as December 31, 2020	-	$-	-	$-
Assumed from Merger	27,500	8.00	3.65	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance as of June 30, 2021	27,500	$8.00	3.45	$-
Exercisable as of June 30, 2021	27,500	$8.00	3.45	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.30 for the Company’s Common Stock on June 30, 2021. All warrants to purchase Series C Convertible Preferred Stock were vested on the date of grant.

The warrants for the of Series C Convertible Preferred Stock outstanding as of June 30, 2021 represent underlying shares of Company Common Stock of 27,500.

Note 9 – Commitments and Contingencies

COVID-19

The ultimate impact of the global COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to future developments. These include but are not limited to the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or the Company’s Board of Directors or management of the Company, may determine are needed. The Company does not yet know the full extent of potential delays or impacts on the Company’s business, product development efforts, healthcare systems or the global economy as a whole. The Company will continue to monitor the COVID-19 situation closely.

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

Severe and/or long-term disruptions in the Company’s operations will negatively impact its business, operating results and financial condition in other ways, as well. Specifically, the Company anticipates that the stress of COVID-19 on healthcare systems generally around the globe will negatively impact regulatory authorities and the third parties that the Company may engage in connection with development and testing.

To date, the Company has encountered delays in receiving critical clinical supplies from our manufacturer in India, which has impacted our ability to execute our development plan and the studies needed to advance product development have been delayed by the Company’s difficulty recruiting patients for the required clinical trials.

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

Litigation Related to the Merger with MYMD Florida

Between January 22, 2021 and March 18, 2021, nine alleged MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.) stockholders filed separate actions in the state and federal courts of New York, New Jersey, and Pennsylvania against MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.) and the members of its board of directors, respectively captioned as follows: (i) Douglas McClain v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 650497/2021 (Sup. Ct., N.Y. Cty.); (ii) Owen Murphy v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 650545/2021 (Sup. Ct., N.Y. Cty.); (iii) Sue Gee Cheng v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 1:21-cv-01110 (S.D.N.Y.); (iv) Danny Lui v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. GLO-C-000006-21 (N.J. Super. Ct., Ch. Div.); (v) Alan Misenheimer v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 1:21-cv-02310 (D.N.J.); (vi) Robert Wilhelm v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 1:21-cv-04616 (D.N.J.); (vii) Adam Franchi v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 1:21-cv-04696 (D.N.J.); (viii) Cody McBeath v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 2:21-cv-01151 (E.D. Pa.); and (ix) Ray Craven v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 1:21-cv-05762 (D.N.J.) (collectively, the “MYMD Merger Complaints”). The Lui action is styled as a putative class action brought on behalf of the plaintiff and other similarly situated stockholders, while the other eight actions are brought solely on behalf of the individual stockholders. The MYMD Merger Complaints generally assert that MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.) and its board of directors failed to disclose allegedly material information in the joint proxy and consent solicitation statement/prospectus and seek an order enjoining or unwinding the consummation of the Merger Agreement and awarding damages.

As reflected on page 61 of the Company’s Amendment No. 1 to Form S-4, Registration No. 333-252181, filed on March 19, 2021 (the “Amended S-4”), each of the nine MYMD Merger Complaints sought an order enjoining or unwinding consummation of the Merger Agreement on the basis of alleged material omissions in the Company’s preliminary S-4 filed on January 15, 2021. The Amended S-4 contains, among other things, supplemental disclosures addressing these purported material omissions. Prior to the April 15, 2021 special meeting of MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.)’s stockholders to approve the proposed merger, none of the plaintiffs sought to enjoin the transaction, which was approved at the special meeting. As of May 17, 2021, eight of the nine MYMD Merger Complaints have been voluntarily dismissed (the remaining pending case is Ray Craven v. MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.), et al., No. 1:21-cv-05762 (D.N.J.)).

The defendants believe that the claims asserted in the remaining MYMD Merger Complaint are without merit and intend to appropriately defend themselves against them. Accordingly, the Company does not expect that these claims will have a material adverse effect on its financial condition or results of operations.

Raymond Akers Action

On April 14, 2021, Raymond F. Akers, Jr., Ph.D. filed a lawsuit against MyMD Pharmaceuticals, Inc. (p/k/a Akers Biosciences, Inc.) in the Superior Court of New Jersey, Law Division, Gloucester County (the “Raymond Akers Action”). Mr. Akers asserts one common law whistleblower retaliation claim against the Company. The Company has not yet been served with the Complaint in the Raymond Akers Action and, therefore, has not yet responded to the Complaint. The Company intends to defend the Raymond Akers Action. Accordingly, the Company does not expect that this claim will have a material adverse effect on its financial condition or results of operations.

All legal fees incurred were expensed as and when incurred.

Note 10 – Related Parties

Taglich Brothers, Inc.

On November 23, 2020, the Company retained Taglich Brothers, Inc. (“Taglich Brothers”) on a non-exclusive basis as a consultant to render consulting services, assist with review, and analysis of, financial planning and budgeting matters of the Company for a term of 12 months. Pursuant to the Consulting Agreement with Taglich Brothers, the Company agreed to pay Taglich Brothers $10,000 per month. The Company recorded $20,000 for these services during the three and six months ended June 30, 2021, which is included in administrative expenses on the Condensed Consolidated Statement of Comprehensive Loss. There were no amounts owing to Taglich Brothers as of June 30, 2021 and December 31, 2020.

The Secretary of the Company is the managing director of capital markets at Taglich Brothers, and a member of the board of directors is the vice president of investment banking at Taglich Brothers.

Mr. Jonnie Williams, Sr.

The Company recorded an obligation to Mr. Williams, a shareholder, for various expenses incurred on behalf of the Company between 2016 and 2019. The balance due totaled $0 and $14,577 as of June 30, 2021 and December 31, 2020. This debt was paid on April 28, 2021.

Supera Aviation I, LLC

In October 2018, the Company entered a three-year leasing agreement with Supera Aviation I, LLC, a company owned by a shareholder, for a Gulfstream IV-SP aircraft with an annual leasing fee of $600,000. As of June 30, 2021 and December 31, 2020, the Company had a balance due of $0 and $477,042. The Company incurred expenses totaling $0 and $150,000 for the three and six months ended June 30, 2021 and $150,000 and $300,000 for the three and six months ended June 30, 2020.

On April 28, 2021, the Company reached a negotiated settlement with Supera Aviation I, LLC to retire the $627,042 debt due under the leasing agreement for $517,384. The balance of $109,658 was forgiven and is recorded as a gain on debt forgiveness on the Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2021.

Lines of credit payable

In November 2018, Supera entered into a revolving credit facility which allows for borrowings of up to $1,000,000 with a shareholder. The facility had an initial term of 38 months, which was extended to December 31, 2022 at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. As of June 30, 2021 and December 31, 2020, the principal balance totaled $0 and $599,747.

In May 2019, the pre-Merger MyMD entered into a revolving credit facility which allows for borrowings of up to $5,000,000 with a shareholder. The facility had an initial term of 18 months, which was extended to July 31, 2021 and further extended to December 31, 2022, at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. Pursuant to the terms of the agreement, the Company must issue a number of common stock options to the lender based on the total borrowings under the facility, with each dollar borrowed requiring the issuance of one common stock option. Upon issuance, each common stock option will immediately vest at an exercise price of $2.59. As of June 30, 2021 and December 31, 2020, the unamortized debt discount totaled $0 and $1,457,882 and the principal balance totaled $0 and $3,192,119. The Company recorded amortization of the debt discount totaling $0 and $608,460 during the three and six months ended June 30, 2021 and $139,342 and $278,685 during the three and six months ended June 30, 2020.

On April 28, 2021, in accordance with the Merger, the Company paid $3,208,426, inclusive of interest and net of the debt discount, to retire the amounts due to the shareholder under the two lines of credit as of April 28, 2021.

Note 11 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan totaling $2,888 for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2020.

Note 12—Paycheck Protection Program Loan

On April 16, 2020, the Company received loan proceeds in the amount of approximately $70,600 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an annual interest rate of 1%, with a deferral of payments through the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender. The Company was notified on June 1, 2021 that the loan totaling $70,600 was forgiven which was recorded as a gain on debt forgiveness on the Condensed Consolidated Statement of Comprehensive Loss.

Note 13—Patent assignment and royalty agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our common stock due to market and industry factors, as well as general economic, political and market conditions;
●	the impact of dilution on our shareholders;
●	our ability to realize the intended benefits of the Merger (as defined below) and the Contribution Transaction (as defined below);
●	the impact of our ability to realize the anticipated tax impact of the Merger;
●	the outcome of litigation or other proceedings we may become subject to in the future;
●	delisting of our common stock from the Nasdaq;
●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;
●	our ability to develop and commercialize our product candidates, including MyMD-1, Supera-CBD and other future product candidates;
●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;
●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;
●	challenges we may face with maintaining regulatory approval, if achieved;
●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;
●	the impact of the ongoing COVID-19 pandemic on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;
●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;
●	the impact of the ongoing COVID-19 pandemic on our results of operations, business plan and the global economy;
●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;
●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;
●	emerging competition and rapidly advancing technology in our industry;
●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;
●	our ability to maintain adequate cyber security and information systems;
●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;
●	emerging competition and rapidly advancing technology in our industry;
●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;
●	challenges we may face in identifying, acquiring and operating new business opportunities;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and
●	our compliance with all laws, rules, and regulations applicable to our business.

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

Overview

Following closing of the Merger and the Contribution Transaction described below that occurred on April 16, 2021, we have been focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MyMD-1 and Supera-CBD:

●	MyMD-1 is a clinical stage small molecule that regulates the immunometabolic system to treat autoimmune disease, including (but not limited to) multiple sclerosis, diabetes, rheumatoid arthritis, and inflammatory bowel disease. MyMD-1 is being developed to treat age-related illnesses such as frailty and sarcopenia. MyMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”). MyMD-1 will be evaluated in patients with depression due to COVID-19 related to the release of cytokines. The company has significant intellectual property coverage to protect these autoimmune indications, as well as therapy as an anti-aging product;

●	Supera-CBD is a synthetic derivative of cannabidiol (“CBD”) being developed to treat various conditions, including, but not limited to, epilepsy, pain, and anxiety/depression, through its effects on the CB2 receptor, and a monoamine oxidase enzyme (“MAO”) type B. Supera-CBD has shown tremendous promise in treating neuroinflammatory and neurodegenerative diseases, and will be a major focus as the Company moves forward.

The rights to Supera-CBD were previously owned by Supera and were acquired by MyMD Florida (as defined below) immediately prior to the closing of the Merger.

Closing of the Merger and Reverse Stock Split

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 (the Original Merger Agreement, as amended by Amendment No. 1, the “Merger Agreement”), by and among MyMD, a New Jersey corporation previously known as Akers Biosciences, Inc., XYZ Merger Sub, Inc. (“Merger Sub”), and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s common stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of the Company’s common stock, no par value per share (the “Company Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payment in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger (the “Milestone Payments”) payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former MyMD Florida equity holders owned approximately 77.05% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of MyMD Florida Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Akers Biosciences, Inc. stockholders own approximately 22.95% of the outstanding equity of the Company.

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

Closing of Contribution and Assignment Agreement

The Company acquired 100% of the membership interests of Cystron Biotech, LLC (“Cystron”) pursuant to a Membership Interest Purchase Agreement, dated March 23, 2020 (as amended by Amendment No. 1 on May 14, 2020, the “MIPA”) from certain selling parties (the “Cystron Sellers”). Cystron is a party to a License and Development Agreement (as amended and restated on March 19, 2020, in connection with our entry into the MIPA, the “License Agreement”) with Premas Biotech PVT Ltd. (“Premas”) whereby Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ genetically engineered yeast (S. cerevisiae)-based vaccine platform, D-Crypt™, for the development of a vaccine against COVID-19 and other coronavirus infections. We had partnered with Premas on this initiative as we sought to advance this COVID-19 vaccine candidate through the regulatory process, both with the U.S. Food and Drug Administration (“FDA”) and the office of the drug controller in India. Premas was primarily responsible for the development of the COVID-19 vaccine candidate through proof of concept and was entitled to receive milestone payments upon achievement of certain development milestones through proof of concept.

As of May 14, 2020, Premas had successfully completed its vaccine prototype and obtained transmission electron microscopic (TEM) images of the recombinant virus like particle (VLP) assembled in yeast. In July 2020, animal studies for the COVID-19 vaccine candidate were initiated in India. In addition, we announced that Premas had successfully completed the manufacturing process for the VLP vaccine candidate. On August 27, 2020, we announced with Premas positive proof of concept results from the animal studies conducted during a four-week test of the COVID-19 vaccine candidate in mice. On March 18, 2021, the Company and the Cystron Sellers, which are also shareholders of Oravax Medical, Inc. (“Oravax”), entered into a Termination and Release Agreement terminating the MIPA effective upon consummation of the Contribution Agreement (as defined below). In addition, the Cystron Sellers agreed to waive any change of control payment triggered under the MIPA as a result of the Merger.

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

Impact of the COVID-19 Pandemic on Our Business

The ultimate impact of the ongoing global COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to future developments. These include but are not limited to the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that regulators, or our board of directors or management of the Company, may determine are needed. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy. We will continue to monitor the COVID-19 situation closely.

In response to public health directives and orders, we have implemented work-from-home policies for many of our employees and temporarily modified our operations to comply with applicable social distancing recommendations. The effects of the orders and our related adjustments in our business have in the past and may continue to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Similar health directives and orders are affecting third parties with whom we do business. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our operations.

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

To date, the Company has encountered delays in receiving critical clinical supplies from our manufacturer in India, which has impacted our ability to execute our development plan and the studies needed to advance product development have been delayed by the Company’s difficulty recruiting patients for the required clinical trials.

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

RESULTS OF OPERATIONS

Summary of Statements of Operations for the Three Months Ended June 30, 2021 and 2020

The Company is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MyMD-1 and Supera-CBD.

Revenue

We had no revenue from operations during the three months ended June 30, 2021 and 2020.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 totaled $1,489,889 as compared to $365,519 for the three months ended June 30, 2020.

The table below summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent
Description	2021	2020	Change
Salaries and Wages	$3,733	$3,733	-%
Development Programs	1,339,627	265,754	404%
Professional Services	13,730	5,832	135%
Regulatory Expenses	150,325	90,200	67%
Other Research and Development Expenses	(17,526)	-	-%
Total Research and Development Expenses	$1,489,889	$365,519	308%

Research and Development Expenses totaled $1,489,889 (2020: $365,519), an increase of 308%. Generally, the overall increases are due to our ability to implement our long-term development program as a result of the financial resources available upon consummation of the Merger.

The increased costs in our clinical development programs include costs for active pharmaceutical ingredients, optimization and pre-clinical toxicology studies.

Professional services are primarily related to legal and patent related fees associated with protecting our intellectual property.

Regulatory expenses include clinical research organizations (CRO) and regulatory consulting fees associated with Phase 2 clinical study designs, protocol preparations and the maintenance of the investigator brochures.

Administrative Expenses

Administrative expenses for the three months ended June 30, 2021 totaled $1,711,771 as compared to $484,921 for the three months ended June 30, 2020.

The table below summarizes our administrative expenses for the three months ended June 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent
Description	2021	2020	Change
Personnel Costs	$417,563	$151,971	175%
Professional Service Costs	458,488	99,075	363%
Stock Market & Investor Relations Costs	294,076	-	-%
Other Administrative Costs	541,644	233,875	132%
Total Administrative Expense	$1,711,771	$484,921	253%

Administration expenses totaled $1,711,771 for the three months ended June 30, 2021 and $484,921 for the three months ended June 30, 2020. The increased costs include additional personnel added at the time of the Merger, legal and accounting fees associated with the Merger, investor relations firm fees, NASDAQ listing fees, printing and other Merger-related costs.

Interest Expense and Debt Discount

Interest Expense and Debt Discount for the three months ended June 30, 2021 and June 30, 2020 totaled $40,526 and $139,343 which includes interest expense and the amortization of the debt discount.

Amortization of Intangible Assets

Amortization of Intangible Assets includes the amortization of the website for the three months ended June 30, 2020. No amortization was recorded for the three months ended June 30, 2021 as the intangible assets were fully amortized as of December 31, 2020.

Stock Option Modification Expenses

During the three months ended June 30, 2021, we recorded $15,036,051 in stock option modification expenses related to the 4,188,315 pre-Merger MyMD Florida options that were assumed by MyMD upon the consummation of the merger. During the three months ended June 30, 2020, we recorded $15,000 in stock-based compensation for services.

Other Income

Other income, net of expenses, for the three months ended June 30, 2021 and 2020 totalled $185,898 and $0, respectively.

The table below summarizes our other income and expenses for the three months ended June 30, 2021 and 2020, as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent
Description	2021	2020	Change

Realized Gains on Investments	$(41,447)	$-	-%
Equity Investments Losses	41,447	-	-%
Interest and Dividend Income	(5,641)	-	-%
Gain on Debt Forgiveness	(180,257)	-	-%
Total Other Income, Net of Expenses	$(185,898)	$-	-%

Other Income, net of expenses, totaled $185,898 for the three months ended June 30, 2021, and $0 for the three months ended June 30, 2020. The gain on debt forgiveness is associated with the negotiated settlement of an outstanding debt on a lease totaling $109,657 and the forgiveness of our Payroll Protection Program loans totaling $70,600.

Summary of Statements of Operations for the Six Months Ended June 30, 2021 and 2020

Revenue

We had no revenue from operations during the six months ended June 30, 2021 and June 30, 2020.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 totaled $2,669,484 as compared to $527,577 for the six months ended June 30, 2020.

The table below summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,		Percent
Description	2021	2020	Change
Salaries and Wages	$7,503	$7,491	-%
Development Programs	2,271,497	207,774	993%
Professional Services	24,265	20,245	20%
Regulatory Expenses	343,315	238,942	44%
Other Research and Development Expenses	22,904	53,125	(57)%
Total Research and Development Expenses	$2,669,484	$527,577	406%

Research and Development expenses totaled $2,669,484 (2020: $527,577), an increase of 406% during the six months ended June 30, 2021. Generally, the overall increases are due to our ability to implement our long-term development program as a result of the financial resources available upon consummation of the Merger.

The increased costs in our clinical development program include costs for active pharmaceutical ingredients, optimization, pre-clinical toxicology studies and a Phase 1 Multiple Ascending Dose / Single Ascending Dose study.

Professional services are primarily related to legal and patent related fees associated with the protection of our intellectual property.

The increased costs in regulatory expenses include clinical research organizations (CRO) and regulatory consulting fees associated with Phase 2 clinical study design, protocol preparation and updating of the investigator brochure.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2021 totaled $2,961,313 as compared to $1,160,893 for the six months ended June 30, 2020.

The table below summarizes our administrative expenses for the six months ended June 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,		Percent
Description	2021	2020	Change
Personnel Costs	$751,757	$296,541	154%
Professional Service Costs	922,002	314,058	194%
Stock Market & Investor Relations Costs	339,971	-	-%
Other Administrative Costs	947,583	550,294	72%
Total Administrative Expense	$2,961,313	$1,160,893	155%

Administration expenses totaled $2,961,313 for the six months ended June 30, 2021 and $1,160,893 for the six months ended June 30, 2020. The increased costs include additional personnel added at the time of the Merger, legal and accounting fees associated with the Merger, investor relations firm fees, NASDAQ listing fees, printing and other Merger-related costs.

Interest Expense and Debt Discount

Interest Expense and Debt Discount for the six months ended June 30, 2021 and June 30, 2020 totaled $701,090 and $364,218 which includes interest expense and the amortization of the debt discount.

Amortization of Intangible Assets

Amortization of Intangible Assets includes the amortization of the website for the six months ended June 30, 2020. No amortization was recorded for the six months ended June 30, 2021 as the intangible assets were fully amortized as of December 31, 2020.

Stock Option Modification Expenses

During the six months ended June 30, 2021, we recorded $15,036,051 in stock option modification expenses related to the 4,188,315 pre-Merger MyMD Florida options that were assumed by MyMD upon the consummation of the merger. During the six months ended June 30, 2020, we recorded $15,000 in stock-based compensation for services.

Other Income and Expense

Other income, net of expenses, for the six months ended June 30, 2021 totaled $185,898. Other income, net of expense, for the six months ended June 30, 2020 totaled $6.

The table below summarizes our other income and expenses for the six months ended June 30, 2021 and 2020, as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,		Percent
Description	2021	2020	Change
Realized Gains on Investments	$(41,447)	-	$-%
Equity Investments Losses	41,447	-	-%
Interest and Dividend Income	(5,641)	(6)	93,917%
Gain on Debt Forgiveness	(180,257)	-	-%
Total Other Income, net of expenses	$(185,898)	$(6)	3,098,200%

Other Income, net of expenses, totaled $185,898 for the six months ended June 30, 2021, and $6 for the six months ended June 30, 2020. The gain on debt forgiveness is associated with the negotiated settlement of an outstanding debt on a lease totaling $109,657 and the forgiveness of our Payroll Protection Program loans totaling $70,600.

Liquidity and Capital Resources

As of June 30, 2021, our cash on hand totaled $2,127,372 and marketable securities totaling $19,503,001. We incurred a net loss from operations of $21,182,040 for the six months ended June 30, 2021. As of June 30, 2021, we had working capital of $19,026,775, stockholders’ equity of $31,074,335 including an accumulated deficit of $69,854,565. During the six months ended June 30, 2021, cash flows used in operating activities were $8,258,496, consisting primarily of a net loss of $21,182,040 and a decrease in trade and other payables of $1,988,204. Since the Company’s inception, we have met our liquidity requirements principally through the sale of our common stock in public offerings and private placements.

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

Operating Activities

Our net cash used by operating activities totaled $8,258,496 during the six months ended June 30, 2021. Net cash used consisted principally of the net losses from operations of $21,182,040 and a decrease in trade and other payables of $1,988,204 partially offset by non-cash option modification expenses of $15,036,051.

Our net cash used by operating activities totaled $2,059,487 during the six months ended June 30, 2020. Net cash used consisted principally of the net loss from continuing operations of $2,076,858.

Investing Activities

Our net cash provided by investing activities totaled 11,353,891 for the six months ended June 31, 2021 as compared to cash provided by investing activities total $0 during the six months ended June 31, 2020. During the six months ended June 30, 2021 we purchased securities totaling $10,137 (2020: $0) and sold securities totaling $9,983,176 (2020: $0) and received $1,380,852 from the merger.

Financing Activities

Net cash consumed by financing activities during the six months ended June 30, 2021 was $1,116,307 which consisted of the payoff of the Company’s lines of credit totaling $3,062,444 offset by proceeds of $120,000 from the line of credit and $1,826,137 from the Promissory Note. Net cash provided by financing activities totaled $2,053,349 during the six months ended June 30, 2020 which consisted of proceeds from the line of credit of $1,332,749, $650,000 from the issuance of common stock and $70,600 from the Payroll Protection Program.

Critical Accounting Policies

See accounting policies in Note 2 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have no significant known off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

On April 16, 2021, pursuant to the previously announced Merger Agreement by and among MyMD, Merger Sub and MyMD Florida, Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of MyMD.

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes. MyMD Florida is the accounting acquirer, as its stockholders control the Company after the Merger, even though MyMD was the legal acquirer. As such the historical financial statements are of MyMD Florida.

As a result of the Merger, there were changes to senior management and the accounting departments of the legacy companies were combined. The accounting policies of MyMD were adopted and remain in place post-merger.

Except as noted above, there were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a description of certain legal proceedings, please read Note 9 to the interim condensed consolidated financial statements, which information is incorporated herein by reference.

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

Risks Related to the Company Following the Merger

●	Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they experienced in connection with the Merger.
●	The market price of our common stock may be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.
●	We may issue additional equity securities in the future, which may result in dilution to existing investors.
●	The concentration of the capital stock ownership with insiders of the Company following the Merger will likely limit the ability of our stockholders to influence corporate matters.
●	The sale or availability for sale of a substantial number of shares of our common stock after expiration of the lock-up period could adversely affect the market price of such shares.
●	We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.
●	An active trading market for our common stock may not be sustained.
●	The intended benefits of the Contribution Transaction may not be realized.

Risks Related to our Product Development and Regulatory Approval

●	If we are unable to develop, obtain regulatory approval for and commercialize MyMD-1, Supera-CBD, or other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Success in pre-clinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 2 clinical trial for MyMD-1, which may delay or prevent obtaining regulatory approval.
●	Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.
●	The COVID-19 pandemic, or similar public health crises, could have a material adverse impact the execution of our planned clinical trials.
●	Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.
●	Our development program for Supera-CBD, a synthetic derivative of CBD, is uncertain and may not yield commercial results and is subject to significant regulatory risks.

Risks Related to Commercialization and Manufacturing

●	The commercial success of our product candidates, including MyMD-1 and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors, and the general medical community.
●	The pricing, insurance coverage, and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
●	If third parties on which we depend to conduct our planned pre-clinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.
●	We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize MyMD-1, Supera-CBD and our other product candidates.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of MyMD-1, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

Risks Related to Government Regulation

●	Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.
●	The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.
●	Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.
●	Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.
●	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources of the Company. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

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

Following the Merger, our primary products are MyMD Florida’s therapeutic platforms: MyMD-1, a clinical-stage immunometabolic regulator and Supera-CBD, a pre-clinical stage patented synthetic CBD derivative. We expect to incur losses as we develop our product candidates, and our product candidates, may never get approved by the FDA or even if approved for marketing, may not be profitable. The failure to successfully develop product candidates will significantly diminish the anticipated benefits of the Merger and have a material adverse effect on our business. There is no assurance that our business operations, strategies or focus will be successful, which could depress the value of our common stock.

We may issue additional equity securities in the future, which may result in dilution to existing investors.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. The combined Company may, from time to time, sell additional equity securities in one or more transactions at prices and in a manner it determines. If we sell additional equity securities, existing stockholders may be materially diluted. In addition, new investors could gain rights superior to existing stockholders, such as liquidation and other preferences. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to our stockholders upon any such exercise or conversion.

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

An active trading market for our common stock may not be sustained.

The listing of our common stock on The Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market exists. An active trading market for shares of our common stock may not be sustained. If an active market for our common stock is not sustained, it may be difficult for investors to sell their shares either without depressing the market price for the shares or at all.

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

We recently completed a dosing study in Tampa that took four and a half months because of COVID-19. The facility could only dose four subjects a week instead of the planned eight subjects per week. Normally this study would have been completed in two months. That has delayed reporting of our results and the final report we needed to provide for an IND to the FDA for the next pivotal study.

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

We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize MyMD-1, Supera-CBD and our other product candidates.

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

The current U.S. presidential administration and U.S. Congress have sought and may continue to seek to, modify, repeal or otherwise replace certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act (the “TCJA”), was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” There have been subsequent challenges to the constitutionality of the ACA following the repeal of the individual mandate. In June 2021, the U.S. Supreme Court held that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect without ruling on the constitutionality of the individual mandate. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

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

Risks Related to Our Intellectual Property

Our success largely depends our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we may license from or license to third parties and may be reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with adequate protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not provide an adequate scope of protection or otherwise may not be enforceable to prevent others from using our technology or from developing competing products and technologies.

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

Currently, MyMD Florida has eleven issued U.S. patents, one foreign patent, six pending U.S. patent applications, one pending international application, and 28 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

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

We currently have limited intellectual property rights outside the U.S. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. For example, patents covering therapeutic methods of treating humans are not available in many foreign countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we do not have or have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal and political systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable laws and rules, there are situations in which noncompliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Were a noncompliance event to occur, our competitors might be able to enter the market, which would have a material adverse effect on our business financial condition, results of operations and prospects.

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

Recent cases by the U.S. Supreme Court have held that certain methods of treatment or diagnosis are not patent-eligible. U.S. law regarding patent-eligibility continues to evolve. While we do not believe that any of our patents will be found invalid based on these changes to US patent law, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2021, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No.1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.3	Amended and Restated Bylaws of MyMD Pharmaceuticals, Inc., effective April 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

4.1	Amendment No. 1 to Rights Agreement, dated as of March 18, 2021, by and between Akers Biosciences, Inc. and VStock Transfer, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.1	Contribution and Assignment Agreement, dated March 18, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, and Oravax Medical Inc. (incorporated herein by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.2	Termination and Release Agreement, dated March 18, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, Premas Biotech Pvt. Ltd., and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.3	Asset Purchase Agreement, dated November 11, 2020, by and between MyMD Pharmaceuticals, Inc. and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.4#	MyMD Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.5#	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.6#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.7#	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.8#	MyMD Pharmaceuticals (Florida) Inc. Second Amendment to Amended and Restated 2016 Stock Incentive Plan, dated July 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.9	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings II, LLC and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.10	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings, LLC and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.11#	Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc., effective December 18, 2020 (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.12#	Amendment No. 1 to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc, dated February 11, 2021 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.13#	Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., effective November 1, 2020 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.14#	Amendment No. 1 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.15#	Amendment No. 2 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated January 8, 2021 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.16#	Amendment No. 3 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated February 11, 2021 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.17#	Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated September 21, 2020 (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.18#	Amendment No. 1 to Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated November 24, 2020 (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.19#	Amendment No. 2 to Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020 (incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files of Financial Statements and Notes.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

MYMD PHARMACEUTICALS, INC.

Date: August 16, 2021	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

