Form 10-Q
period 2021-09-30
MyMD Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 5, 2021, there were 37,639,912 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 of MyMD Pharmaceuticals, Inc., which was formerly known as Akers Biosciences, Inc. prior to the consummation on April 16, 2021 of the merger described below.

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

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional information.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

	As of
	September 30,	December 31,
	2021	2020
	(unaudited)	(restated)
ASSETS
Current Assets
Cash	$1,375,014	$148,284
Marketable Securities	14,002,767	-
Prepaid expenses	569,825	1,218

Total Current Assets	15,947,606	149,502

Non-Current Assets
Operating Lease Right-of-Use Asset	64,231	527,195
Goodwill	10,498,539	-
Investment in Oravax, Inc.	1,500,000	-

Total Non-Current Assets	12,062,770	527,195

Total Assets	$28,010,376	$676,697

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,053,542	$1,801,729
Notes Payable	-	1,200,000
Operating Lease Liability	38,932	481,049
PPP Loan Payable	-	70,600

Total Current Liabilities	2,092,474	3,553,378

Non-Current Liabilities
Line of Credit Payable – Related Party, net of discount	$-	$2,333,984
Operating Lease Liability, net of current portion	25,978	46,369

Total Non-Current Liabilities	25,978	2,380,353

Total Liabilities	2,118,452	5,933,731

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized	-	-
Series C Convertible Preferred Stock, 1,990,000 shares designated, no par value and a stated value of $4.00 per share, 0 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	144,524	-
Series E Junior Participating Preferred Stock, 100,000 shares designated, no par value and a stated value of $0.001 per share, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-

Common stock, no par value, 500,000,000 shares authorized 37,419,774 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020	101,069,246	-
Common stock, par $0.001, 100,000,000 shares authorized 0 and 28,553,307 issued and outstanding as of September 30, 2021 and December 31, 2020	-	4,004
Additional Paid in Capital	-	43,411,487
Accumulated Deficit	(75,321,846)	(48,672,525)

Total Stockholders’ Equity (Deficit)	25,891,924	(5,257,034)

Total Liabilities and Stockholders’ Equity (Deficit)	$28,010,376	$676,697

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Administrative Expenses	1,640,540	884,529	4,601,853	2,045,422
Research and Development Expenses	2,767,663	908,119	5,437,147	1,435,696
Interest Expense and Debt Discount	-	213,648	701,090	582,458
Amortization of Intangible Assets	-	4,583	-	9,167
Stock Option Modification Expenses	-	1,112,156	15,036,051	1,127,156

Loss from Operations	(4,408,203)	(3,123,035)	(25,776,141)	(5,199,899)

Other (Income) Expenses
Interest and Dividend Income	(1,714)	(135)	(7,355)	(141)
(Gain)/Loss on Sale of Marketable Securities	1,100	-	(40,347)	-
Unrealized Loss on Marketable Securities	848	-	42,295	-
Loss on Currency Conversions	758	-	758	-
Uninsured Casualty Loss	1,058,086	-	1,058,086	-
Gain on Debt Forgiveness	-	-	(180,257)	-

Total Other (Income) Expense	1,059,078	(135)	873,180	(141)

Loss Before Income Tax	(5,467,281)	(3,122,900)	(26,649,321)	(5,199,758)

Income Tax Benefit	-	-	-	-

Net Loss	$(5,467,281)	$(3,122,900)	$(26,649,321)	$(5,199,758)

Basic and Diluted loss per common share	$(0.15)	$(0.11)	$(0.78)	$(0.19)

Weighted average basic and diluted common shares outstanding	37,634,747	28,269,692	34,064,914	28,066,574

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

	Series D		Common Stock
	Convertible				Common
	Preferred Stock			Common	Stock	Additional
	Shares	Series D	Shares	Stock No Par	Par $0.0001	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2020 (restated)	-	$-	28,553,307		$4,004	43,411,487	$(48,672,525)	$(5,257,034)

Net loss	-	-	-	-	-		(3,089,704)	(3,089,704)

Balance at March 31, 2021 (unaudited)	-	$-	28,553,307	$-	$4,004	$43,411,487	$(51,762,229)	$(8,346,738)
Reverse merger with Akers Biosciences Inc effective April 16, 2021	72,992	144,524	8,335,627	85,748,325	(4,004)	(43,411,487)	-	42,477,358
Modification of the terms of 4,188,315 pre-merger MyMD stock options per the terms of the merger agreement	-	-	-	15,036,051	-	-	-	15,036,051
Exercise of prepaid equity forward contracts for common stock	-	-	466,716	-	-	-	-	-
Net loss			-	-	-	-	(18,092,336)	(18,092,336)

Balance at June 30, 2021 (unaudited)	72,992	144,524	37,355,650	100,784,376	-	-	(69,854,565)	31,074,335
Stock based compensation for services	-	-	16,826	90,002	-	-	-	90,002
Exercise of warrants for common stock	-	-	47,298	194,868	-	-	-	194,868
Net loss	-	-	-	-	-	-	(5,467,281)	(5,467,281)

Balance at September 30, 2021 (unaudited)	72,992	$144,524	37,419,774	$101,069,246	$-	$-	$(75,321,846)	$25,891,924

	Series D		Common Stock
	Convertible				Common
	Preferred Stock			Common	Stock	Additional
	Shares	Series D	Shares	Stock No Par	Par $0.0001	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2019 (restated)	-	$-	14,688,726	$-	$3,806	$36,848,063	$(38,578,232)	$(1,726,363)
Common shares issued for the acquisition of Supera Pharmaceuticals, Inc. a company under common control	-	-	13,096,640	-	-		(605,089)	(605,089)
Effect of the adoption of Topic 842 effective as of January 1, 2019	-	-	-	-	-		(1,379)	(1,379)

Balance at December 31, 2019 (restated)	-	$-	27,785,366	$-	$3,806	$36,848,063	$(39,184,700.00)	$(2,332,831.00)
Private placement of common shares	-	-	250,835			650,000	-	650,000
Net loss	-	-	-	-	-		(981,949)	(981,949)

Balance at March 31, 2020 (unaudited)	-	$-	28,036,201	-	3,806	37,498,063	$(40,166,649)	$(2,664,780)
Stock based compensation for services	-	-	1,930			14,800	-	14,800
Stock options issued for debt issuance	-	-	-			693,450	-	693,450
Net loss	-	-	-	-	-		(1,094,909)	(1,094,909)

Balance at June 30, 2020 (unaudited)	-	-	28,038,131	-	3,806	38,206,313	(41,261,558)	(3,051,439)
Private placement of common shares	-	-	513,248	-	-	1,330,000	-	1,330,000
Stock options issued for services	-	-	-	-	-	804,588	-	804,588
Stock options issued for debt issuance	-	-	-	-	-	273,935	-	273,935
Net loss	-	-	-	-	-	-	(3,122,900)	(3,122,900)

Balance at September 30, 2020 (unaudited)	-	$-	28,551,379	-	3,806	40,614,836	$(44,384,458)	$(3,765,816)

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,649,321)	$(5,199,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest/dividends	4,496	88,248
Amortization of debt discount	608,460	371,206
Amortization of intangible assets	-	13,750
Gain on sale of marketable securities	(40,347)	-
Unrealized loss on marketable securities	42,295	-
Gain on forgiveness of debt	(180,258)	-
Stock based compensation
Options modification expense	15,036,051	804,588
Options issued for debt issuance	-	514,437
Shares issued for services	90,002	14,800
Change in assets and liabilities
Prepaid Expenses	(382,543)	4,721
Trade and Other Payables	(3,233,299)	(26,142)
Operating Leases	456	(1,214)
Net cash used by operating activities	(14,704,008)	(3,415,364)

Cash flows from investing activities:
Purchases of marketable securities	(11,851)	-
Proceeds from sale of marketable securities	15,483,176	-
Net cash received in business combination	1,380,852	-
Net cash provided by investing activities	16,852,177	-

Cash flows from financing activities
Consumed by the payoff of the line of credit – related party	(3,062,444)	-
Net proceeds from line of credit - related party	120,000	1,277,249
Net proceeds from note payable	1,826,137	-
Net proceeds from the Payroll Protection Program	-	70,600
Net proceeds from the exercise of warrants	194,868	-
Net proceeds from issuance of common stock	-	1,980,000
Net cash (used in)/provided by financing activities	(921,439)	3,327,849

Net increase (decrease) in cash	1,226,730	(87,515)
Cash at beginning of period	148,284	134,499
Cash at end of period	$1,375,014	$46,984

Supplemental cash flow information
Cash paid for:
Interest	$271,800	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Operating lease right-of-use asset obtained in exchange for lease obligation	$-	$527,195
Investment in Oravax, Inc.	$1,500,000	$-

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation (“MyMD”). These consolidated financial statements include four wholly owned subsidiaries as of September 30, 2021, MyMD Pharmaceuticals (Florida), Inc. (“MyMD Florida”), XYZ Merger Sub, Inc. (“Merger Sub”), Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

MyMD Florida was formed in 2014 and is a Florida-based clinical development stage biopharmaceutical company that is developing its product candidate, MyMD-1, as an immunometabolic regulator to treat autoimmune diseases, ageing-related diseases. Substantive operations began in 2016 and the Company’s Investigative New Drug application was filed with the U.S. Food and Drug Administration in December 2018. MyMD Florida completed its first-in-human Phase 1 clinical trial in December 2019. Phase 2 clinical trials for autoimmune diseases are planned. MyMD Florida’s intellectual property portfolio consists of 12 granted patents (11 US and 1 foreign), 35 pending applications (6 US, 28 foreign, and 1 international application).

Supera Pharmaceuticals, Inc. (“Supera”) was formed in September 2018 and is a Florida based development company that is developing its product candidate “Supera-CBD” as an FDA-approved synthetic derivative of naturally grown cannabidiols. Substantially all of Supera’s research and development activities in 2019 and 2020 were related to intellectual property development and securing patents, along with product manufacturing and planning initial pre-clinical development activities. During the three months ended September 30, 2021, these activities included preclinical work on Supera-CBD confirming it effectiveness in treating anxiety. The preclinical data was presented at the 4th Annual International Cannabinoid Summit describing the superior potency of Supera-CBD.

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 (the Original Merger Agreement, as amended by Amendment No. 1, the “Merger Agreement”), by and among MyMD, Merger Sub and MyMD Florida), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of MyMD (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s common stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of MyMD’s common stock, no par value per share (the “Company Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payment in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger (the “Milestone Payments”) payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”).

On April 16, 2021, MyMD Florida entered into an Asset Purchase Agreement with Supera, a related company through common control, in which Supera was acquired by MyMD Florida through the issuance of 33,937,909 shares of pre-Merger MyMD Florida’s common stock. The Supera entity was dissolved pursuant to this transaction.

In connection with the closing of the Merger, the Company changed its name to MyMD Pharmaceuticals, Inc. and the Company’s Common Stock listed on The Nasdaq Capital Market, previously trading through the close of business on April 16, 2021 under the trading symbol “AKER”, commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the trading symbol “MYMD” on April 19, 2021.

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2020 and 2019 included in the Company’s 2020 Form 10-K, as filed on March 1, 2021. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

The unaudited condensed combined balance sheet as of December 31, 2020 combines the audited balance sheets of pre-Merger MyMD Florida and Supera as of December 31, 2020, giving effect to the Supera Purchase and the adoption of ASU No. 2016-02, Leases, as if they were consummated on January 1, 2020.

The unaudited combined consolidated statement of comprehensive loss for the three and nine months ended September 30, 2020 combines the unaudited condensed statements of comprehensive loss for the three and nine months ended September 30, 2020 of MyMD Florida and Supera giving effect to the Supera Purchase and the adoption of ASU no. 2016-02, Leases, as if they were consummated on January 1, 2020.

The unaudited condensed consolidated balance sheet as of September 30, 2021 comprises the unaudited balance sheets of MyMD Florida, Supera and MyMD as of September 30, 2021, giving effect to the Supera Purchase as if they were consummated on January 1, 2020 and the reverse merger with MyMD on April 16, 2021 with all material intercompany balances eliminated and recording goodwill upon consolidation.

The unaudited condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2021 comprises the unaudited statements of comprehensive loss of MyMD Florida and Supera for the three and nine months ended September 30, 2021 and the statement of comprehensive loss for MyMD for the post-acquisition period April 17, 2021 through September 30, 2021.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2021 and December 31, 2020.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at September 30, 2021	$14,002,767	$-	$-

Marketable securities at December 31, 2020	$-	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value.

As of September 30, 2021, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments.

Gains and losses resulting from the sales of marketable securities were a realized loss of $1,100 for the three months ended September 30, 2021 and a realized gain of $40,347 for the nine months ended September 30, 2021. Gains and losses resulting from the sales of marketable securities were $0 for the three and nine months ended September 30, 2020.

Proceeds from the sales of marketable securities in the three and nine months ended September 30, 2021 were $5,500,000 and $15,483,176, respectively and $0 for the three and nine months ended September 30, 2020.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2021, and December 31, 2020, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2021 and 2020 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2021 and 2020. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three and three months ended September 30, 2021 and 2020, common stock equivalents were anti-dilutive.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stock Options	4,188,315	3,821,710	4,188,315	3,821,710
Warrants to purchase common stock	5,316,249	-	5,316,249	-
Pre-funded Warrants to purchase common stock	520,270	-	520,270	-
Series D Preferred Convertible Stock	36,496	-	36,496	-
Warrants to purchase Series C Preferred stock	27,500	-	27,500	-
Total potentially dilutive shares	10,088,830	3,821,710	10,088,830	3,821,710

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

The Company’s operating leases are comprised of the Supera Aviation, the Hyde Park and the N Wolfe St. Condensed Consolidated Balance Sheet information related to its leases are presented below:

	As of September 30, 2021				As of December 31, 2020
	Supera	Hyde	N Wolfe		Supera	Hyde	N Wolfe
Balance Sheet Location	Aviation	Park	Street	Total	Aviation	Park	Street	Total
Operating Leases
Lease Right of Use	$-	$18,010	$46,221	$64,231	$431,809	$34,722	$60,664	$527,195
Lease Payable, current	-	18,022	20,910	38,932	431,809	25,120	24,120	481,049
Lease Payable - net of current	-	-	25,978	25,978	-	9,704	36,665	46,369

The following provides details of the Company’s lease expense:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Supera	Hyde	N Wolfe		Supera	Hyde	N Wolfe
Lease Expenses	Aviation	Park	Street	Total	Aviation	Park	Street	Total
Operating Leases
Lease Costs	$-	$6,257	$6,000	$12,257	$150,000	$16,830	$19,455	$186,285

Other information related to leases is presented below:

	As of September 30, 2021
	Supera	Hyde	N Wolfe
Other Information	Aviation	Park	Street	Total
Operating Leases
Operating cash used	$150,000	$16,830	$19,455	$186,285
Weighted-average remaining lease term	-	9	25	17
Weighted-average discount rate	10.0%	10.0%	10.0%	10.0%

As of September 30, 2021, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	As of September 30, 2021
	Supera	Hyde	N Wolfe
	Aviation	Park	Street	Total
For Years Ending September 30,
2022	$-	$18,782	$24,660	$43,442
2023	-	-	25,400	25,400
2024	-	-	2,122	2,122
Total future minimum lease payments, undiscounted	$-	$18,782	$52,182	$70,964
Less: Imputed interest	-	12	667	679
Present value of future minimum lease payments	$-	$18,770	$51,515	$70,285

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

Note 3 – Recent Developments, Liquidity and Management’s Plans

Acquisition and Disposition of Cystron

The Company acquired 100% of the membership interests of Cystron pursuant to a Membership Interest Purchase Agreement, dated March 23, 2020 (as amended by Amendment No. 1 on May 14, 2020, the “MIPA”) from certain selling parties (the “Cystron Sellers”). The acquisition of Cystron was accounted for as a purchase of an asset. Cystron is a party to a License and Development Agreement (as amended and restated on March 19, 2020, in connection with our entry into the MIPA, the “License Agreement”) with Premas Biotech PVT Ltd. (“Premas”) whereby Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections. Cystron was incorporated on March 10, 2020. Since its formation and through the date of its acquisition by the Company, Cystron did not have any employees and its sole asset consisted of the exclusive license from Premas.

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

On April 16, 2021, the parties consummated the Contribution Transaction. Pursuant to the Contribution Agreement, effective upon the closing of the Merger, the Company agreed (i) to contribute an amount in cash equal to $1,500,000 to Oravax and (ii) cause Cystron to contribute substantially all of the assets associated with its business or developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax. In consideration for the Company’s commitment to consummate the Contribution Transaction, Oravax issued to the Company 390,000 shares of its capital stock (equivalent to 13% of Oravax’s outstanding capital stock on a fully diluted basis) and assumed all of the obligations or liabilities in respect of the assets of Cystron (excluding certain amounts due to Premas), including the obligations under the license agreement with Premas. In addition, Oravax agreed to pay future royalties to the Company equal to 2.5% of all net sales of products (or combination products) manufactured, tested, distributed and/or marketed by Oravax or its subsidiaries. The investment in Oravax is accounted for under the cost method. The Company’s obligation to Oravax of $1,500,000 was paid on July 1, 2021 (Note 5).

As of September 30, 2021, $300,000 is included in Trade and Other Payables on the Condensed Consolidated Balance Sheet for amounts due to Premas under the Contribution Agreement and deferred to a future date to be determined by Premas. (Note: Pursuant to the Contribution Agreement, a total of $1,500,000 was owed to Premas, of which $1,200,000 was paid by pre-merger Akers Biosciences, Inc.)

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

Liquidity

As of September 30, 2021, the Company’s cash on hand was $1,375,014 and marketable securities were $14,002,767. The Company has incurred a net loss from operations of $26,649,321 for the nine months ended September 30, 2021. As of September 30, 2021, the Company had working capital of $13,855,132, stockholders’ equity of $25,891,924 including an accumulated deficit of $75,321,846. During the nine months ended September 30, 2021, cash flows used in operating activities were $14,704,008, consisting primarily of a net loss of $26,649,321 and a decrease in trade and other payables of $3,233,299 offset by non-cash share-based compensation of $15,036,051. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of September 30, 2021 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Unaudited Condensed Combined Balance Sheet as of December 31, 2020

The acquisition of Supera by pre-Merger MyMD Florida was accounted for as a business combination under common control in accordance with ASC 805 and is being presented as if the acquisition had been consummated and ASC 842 had been adopted on January 1, 2020.

The audited Balance Sheets as of December 31, 2020 of pre-Merger MyMD Florida and Supera is presented below with the adjustments required to eliminate inter-company transactions, implement ASC 842 for reporting leasing transactions and reclassify certain balances to conform with the classification in the Condensed Consolidated Balance Sheet as of September 30, 2021.

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

The following is an explanation of the adjusting entries that were recorded to arrive at the restated Condensed Consolidated Balance Sheet as of December 31, 2020:

AJE #	Account	Debit	Credit
1	Trade and Other Payables	24,600
	Due from Affiliate		24,600
	To eliminate inter-company transactions

2	Due to Related Party	39,177
	Interest Payable, related party	175,679
	Interest Payable, related party	29,628
	Additional Paid-In Capital	1
	Trade and Other Payables		244,485
	To reclassify account balances to conform with the classification on the September 30, 2021 Condensed Consolidated Balance Sheet

3	Operating Lease Right-of-Use	527,195
	Accumulated Deficit	223
	Operating Lease Payable		481,049
	Operating Lease Payable, net of current portion		46,369
	To implement ASC 842 for the accounting of operating leases

Note 5 - Trade and Other Payables

Trade and other payables consist of the following:

	September 30, 2021	December 31, 2020

Accounts Payable – Trade	$1,914,672	$1,104,803
Accounts Payable – Trade – related party	-	477,042
Accrued Expenses	138,870	205,307
Accounts Payable – Other - related party	-	14,577
	$2,052,542	$1,801,729

See Note 10 for related party information.

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

As of September 30, 2021 and December 31, 2020, MyMD had advanced MyMD Florida $3,000,000 and $1,200,000, respectively, under the Bridge Loan Note plus accrued interest totaling $26,137. The balance of $3,026,137 as of September 30, 2021 was eliminated on consolidation upon the consummation of the Merger on April 16, 2021 (Notes 1 and 3).

Note 7 - Share-based Payments

The following is the status of outstanding stock options outstanding as of September 30, 2021 and changes for the nine months ended September 30, 2021:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Balance as of December 31, 2020	4,188,315	$2.59	2.29	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance as of September 30, 2021	4,188,315	$2.59	1.54	$19,308,132
Exercisable as of September 30, 2021	4,188,315	$2.59	1.54	$19,308,132

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.20 for the Company’s Common Stock on September 30, 2021. All options were vested on date of grant.

All stock options outstanding are fully vested and exercisable.

Assumption of MyMD Florida Stock Options

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of pre-Merger MyMD Florida common stock. As of September 30, 2021, options to purchase 4,188,315 shares of common stock have been issued pursuant to the plan and 0 shares of common stock remain available for issuance.

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

The Company assumed 4,188,315 MyMD Florida stock options subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to change the term of such stock option for a period expiring on April 16, 2023, the second-year anniversary of the Merger). The Company recorded expenses of $15,036,051 for the assumption of the options and the modification of the terms which is included on the Consolidated Statement of Comprehensive Loss for the three and three months ended September 30, 2021. The Company utilized Black-Scholes using an exercise price of $2.59, an issue date fair value of $4.94, a volatility index of 122.31% and a discount rate of 0.16% to determine the fair value of the modification. The pre-Merger MyMD options were valued at $0 on April 16, 2021, as there was no reliable method of determining the fair value given the material events that had occurred since the last arms-length trade of common shares.

Adoption of 2021 Equity Incentive Plan

Pursuant to the Merger Agreement, at the effective time of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders on April 15, 2021. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other awards which may be granted singly, in combination or in tandem, and which may be paid in cash or shares of Company Common Stock. At the effective time of the Merger, the number of shares of Company Common Stock that are reserved for issuance pursuant to awards under the 2021 Plan is 7,228,184 shares (post-Reverse Stock Split). As of September 30, 2021, 7,228,184 shares remain available for issuance.

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

As of September 30, 2021, grants of options to purchase 1,407 shares of common stock have been issued pursuant to the 2013 Plan, and 755 shares of common stock remain available for issuance. As of April 16, 2021, the effective date of the Merger, and September 30, 2021 there are no outstanding options under the 2013 Plan.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and MyMD adopted, the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s common stock.

As of September 30, 2021, grants of options to purchase 1,532 shares of common stock have been issued pursuant to the 2017 Plan, and 1,984 shares of common stock remain available for issuance. As of April 16, 2021, the effective date of the Merger, and September 30, 2021 there are no outstanding options under the 2017 Plan.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and MyMD adopted the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan initially provided for the issuance of up to 39,063 shares of the Company’s common stock. On August 27, 2020, the stockholders approved an amendment to the 2018 Plan increasing the number of shares available for issuance by an additional 521,000 shares to a total of 560,063 shares of the Company’s common stock.

As of September 30, 2021, grants of RSUs to purchase 263,026 shares of common stock have been issued pursuant to the 2018 Plan, and 297,037 shares of common stock remain available for issuance. As of April 16, 2021, the effective date of the Merger, and September 30, 2021 there are no outstanding options under the 2018 Plan.

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

Common Stock

Pursuant to the Merger Agreement, on April 16, 2021, the Company filed an amended and restated certificate of incorporation (the “A&R Charter”) with the Secretary of State of the State of New Jersey, which was approved by the Company’s stockholders on April 15, 2021. Among other things, the A&R Charter (i) changed the Company’s name to MyMD Pharmaceuticals, Inc., (ii) increased the number of shares of Company Common Stock available from 100,000,000 shares to a total of 500,000,000 shares of the Company’s Common Stock, (iii) changed the structure of the board of directors from a classified board of three classes to a non-classified board of a single class, and (iv) simplified and consolidated various provisions.

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

On August 5, 2021, the Company issued 16,826 shares of common stock with a fair market value of $90,002 in exchange for services.

Common Stock Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2021:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(years)	Value
Balance as of December 31, 2020	-	$-	-	$-
Assumed from Merger	5,363,547	5.19	5.02	-
Granted	-	-	-	-
Exercised	(47,298)	4.12	4.63	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance as of September 30, 2021	5,316,249	$5.19	4.59	$15,905,538
Exercisable as of September 30, 2021	5,316,249	$5.19	4.59	$15,905,538

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.20 for the Company’s Common Stock on September 30, 2021. All warrants were vested on date of grant.

During the three months ended September 30, 2021, 47,298 common stock warrants were exercised by the warrant holders, generating proceeds of $194,868.

The warrants outstanding as of September 30, 2021 represent 5,316,249 underlying shares of Company Common Stock.

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the nine months ended September 30, 2021:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(years)	Value
Balance as of December 31, 2020	-	$-	-	$-
Assumed from Merger	986,486	0.002	-	-
Granted	-	-	-	-
Exercised	466,216	0.002	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance as of September 30, 2021	520,270	$0.002	-	$3,744,903
Exercisable as of September 30, 2021	520,270	$0.002	-	$3,744,903

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.20 for the Company’s Common Stock on September 30, 2021. All pre-funded warrants were vested on the date of grant and are exercisable at any time.

The pre-funded warrants outstanding as of September 30, 2021 represent underlying shares of Company Common Stock of 520,270.

Warrants for the purchase of Series C Convertible Preferred Stock

The table below summarizes the activity during the nine months period ended September 30, 2021 for warrants issued in December 2019 for the purchase of Series C Convertible Preferred Stock:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance as December 31, 2020	-	$-	-	$-
Assumed from Merger	27,500	8.00	3.65	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance as of September 30, 2021	27,500	$8.00	3.19	$-
Exercisable as of September 30, 2021	27,500	$8.00	3.19	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.20 for the Company’s Common Stock on September 30, 2021. All warrants to purchase Series C Convertible Preferred Stock were vested on the date of grant.

The warrants for the of Series C Convertible Preferred Stock outstanding as of September 30, 2021 represent underlying shares of Company Common Stock of 27,500.

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

On September 23, 2021, the Court granted MyMD Pharmaceutical, Inc.’s (“MyMD”) Motion to Dismiss Plaintiff’s Amended Complaint and dismissed Plaintiff’s Amended Complaint.  The Court indicated that Mr. Akers is “free to file another complaint, however, tort-based ‘Pierce’ allegations, and/or CEPA claims are barred by the statute of limitations.”  To date, Mr. Akers has not filed another complaint.

All legal fees incurred were expensed as and when incurred.

Note 10 – Related Parties

Taglich Brothers, Inc.

On November 23, 2020, the Company retained Taglich Brothers, Inc. (“Taglich Brothers”) on a non-exclusive basis as a consultant to render consulting services, assist with review, and analysis of, financial planning and budgeting matters of the Company for a term of 12 months. Pursuant to the Consulting Agreement with Taglich Brothers, the Company agreed to pay Taglich Brothers $10,000 per month. The Company recorded $20,000 and $50,000 for these services during the three and nine months ended September 30, 2021, which is included in administrative expenses on the Condensed Consolidated Statement of Comprehensive Loss. There were no amounts owing to Taglich Brothers as of September 30, 2021 and December 31, 2020. The agreement was terminated effective August 31, 2021 without penalty.

The Secretary of the Company is the managing director of capital markets at Taglich Brothers.

Mr. Jonnie Williams, Sr.

The Company recorded an obligation to Mr. Williams, a shareholder, for various expenses incurred on behalf of the Company between 2016 and 2019. The balance due totaled $0 and $14,577 as of September 30, 2021 and December 31, 2020. This debt was paid on April 28, 2021.

Supera Aviation I, LLC

In October 2018, the Company entered a three-year leasing agreement with Supera Aviation I, LLC, a company owned by a shareholder, for a Gulfstream IV-SP aircraft with an annual leasing fee of $600,000. As of September 30, 2021 and December 31, 2020, the Company had a balance due of $0 and $477,042. The Company incurred expenses totaling $0 and $150,000 for the three and nine months ended September 30, 2021 and $150,000 and $450,000 for the three and nine months ended September 30, 2020.

On April 28, 2021, the Company reached a negotiated settlement with Supera Aviation I, LLC to retire the $627,042 debt due under the leasing agreement for $517,384. The balance of $109,658 was forgiven and is recorded as a gain on debt forgiveness on the Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2021.

Lines of credit payable

In November 2018, Supera entered into a revolving credit facility which allows for borrowings of up to $1,000,000 with a shareholder. The facility had an initial term of 38 months, which was extended to December 31, 2022 at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. As of September 30, 2021 and December 31, 2020, the principal balance totaled $0 and $599,747.

In May 2019, the pre-Merger MyMD entered into a revolving credit facility which allows for borrowings of up to $5,000,000 with a shareholder. The facility had an initial term of 18 months, which was extended to July 31, 2021 and further extended to December 31, 2022, at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. Pursuant to the terms of the agreement, the Company must issue a number of common stock options to the lender based on the total borrowings under the facility, with each dollar borrowed requiring the issuance of one common stock option. Upon issuance, each common stock option will immediately vest at an exercise price of $2.59. As of September 30, 2021 and December 31, 2020, the unamortized debt discount totaled $0 and $1,457,882 and the principal balance totaled $0 and $3,192,119. The Company recorded amortization of the debt discount totaling $0 and $608,460 during the three and nine months ended September 30, 2021 and $139,342 and $278,685 during the three and nine months ended September 30, 2020.

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

The Company made matching contributions to the 401(k) Plan totaling $4,244 and $7,132 for the three and nine months ended September 30, 2021 and $0 for the three and nine months ended September 30, 2020.

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

Note 14—Subsequent events

On October 14, 2021, the Compensation Committee of the Board of Directors authorized the issuance of 2,795,000 restricted stock units with a fair market value of $8.09 per RSU to the directors and key employees of the Company. These RSUs will vest in thirds when certain market capitalization milestones are met and maintained for twenty consecutive trading sessions. Upon achievement of a vesting milestone, the expenses related to the vested RSUs will be recorded at the fair market value of the Company’s common stock on the date of vesting.

On October 26, 2021, the Company discovered it had been a victim of wire fraud due to a compromised electronic mail account. The Company has engaged a third-party forensic technology company to investigate the fraud and to recommend methods of preventing future attacks. For the three and nine months ended September 30, 2021, the Company has identified losses totaling $1,058,086 which are included as other expenses on the Statement of Comprehensive Loss. Additional losses totaling $207,220 occurred during October 2021. The Company’s internal review of disbursements made during the period of the incident is continuing and additional losses may be identified.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Effective as of 4:05 pm Eastern Time on April 16, 2021, we filed an amendment to its Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split. As a result of the Reverse Stock Split, immediately following the effective time of the Merger, every two shares of our Common Stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of our Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Each stockholder who did not have a number of shares evenly divisible pursuant to the Reverse Stock Split ratio and who would otherwise be entitled to receive a fractional share of our Common Stock was entitled to receive an additional share of our Common Stock.

In connection with the closing of the Merger, we changed our name to MyMD Pharmaceuticals, Inc. and its NASDAQ trading symbol to MYMD. For additional information concerning the Merger, please see Note 3 to the Company’s Unaudited Condensed Consolidated Financial Statements.

Closing of Contribution and Assignment Agreement

We acquired 100% of the membership interests of Cystron Biotech, LLC (“Cystron”) pursuant to a Membership Interest Purchase Agreement, dated March 23, 2020 (as amended by Amendment No. 1 on May 14, 2020, the “MIPA”) from certain selling parties (the “Cystron Sellers”). Cystron is a party to a License and Development Agreement (as amended and restated on March 19, 2020, in connection with our entry into the MIPA, the “License Agreement”) with Premas Biotech PVT Ltd. (“Premas”) whereby Premas granted Cystron, amongst other things, an exclusive license with respect to Premas’ genetically engineered yeast (S. cerevisiae)-based vaccine platform, D-Crypt™, for the development of a vaccine against COVID-19 and other coronavirus infections. We had partnered with Premas on this initiative as we sought to advance this COVID-19 vaccine candidate through the regulatory process, both with the U.S. Food and Drug Administration (“FDA”) and the office of the drug controller in India. Premas was primarily responsible for the development of the COVID-19 vaccine candidate through proof of concept and was entitled to receive milestone payments upon achievement of certain development milestones through proof of concept.

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

To date, we have encountered delays in receiving critical clinical supplies from our manufacturer in India, which has impacted our ability to execute our development plan and the studies needed to advance product development have been delayed by the Company’s difficulty recruiting patients for the required clinical trials.

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

RESULTS OF OPERATIONS

Summary of Statements of Operations for the Three Months Ended September 30, 2021 and 2020

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MyMD-1 and Supera-CBD.

Product Revenue

We had no product revenue from operations during the three months ended September 30, 2021 and 2020.

Research and Development Expenses

Research and Development expenses for the three months ended September 30, 2021 totaled $2,767,663 as compared to $908,119 for the three months ended September 30, 2020.

The table below summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,		Percent
Description	2021	2020	Change
Salaries and Wages	$3,732	$3,739	-%
Development Programs	2,102,575	865,346	143%
Professional Services	20,450	57,595	(65)%
Regulatory Expenses	640,906	10,200	6,183%
Other Research and Development Expenses	-	(28,761)	(100)%
Total Research and Development Expenses	$2,767,663	$908,119	205%

Research and Development Expenses totaled $2,767,663 (2020: $908,119), an increase of 321%. Generally, the overall increases are due to our ability to implement our long-term development program as a result of the financial resources available upon consummation of the Merger.

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

Administrative Expenses

Administrative expenses for the three months ended September 30, 2021 totaled $1,640,540 as compared to $884,529 for the three months ended September 30, 2020.

The table below summarizes our administrative expenses for the three months ended September 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,		Percent
Description	2021	2020	Change
Personnel Costs	$509,121	$180,458	182%
Professional Service Costs	405,463	232,077	75%
Stock Market & Investor Relations Costs	206,183	57,570	258%
Other Administrative Costs	519,773	414,424	25%
Total Administrative Expense	$1,640,540	$884,529	86%

Administration expenses totaled $1,640,540 for the three months ended September 30, 2021 and $884,529 for the three months ended September 30, 2020. The increased costs include additional personnel added at the time of the Merger, legal and accounting fees associated with the Merger, investor relations firm fees, NASDAQ listing fees, printing and other Merger-related costs.

Interest Expense and Debt Discount

Interest Expense and Debt Discount for the three months ended September 30, 2021 and September 30, 2020 totaled $0 and $213,648, which includes interest expense and the amortization of the debt discount.

Amortization of Intangible Assets

Amortization of Intangible Assets includes the amortization of the website for the three months ended September 30, 2020. No amortization was recorded for the three months ended September 30, 2021 as the intangible assets were fully amortized as of December 31, 2020.

Other Income / Expense

Other expenses, net of income, for the three months ended September 30, 2021 totaled $1,059,078. Other income, net of expenses totaled $135 for the three months ended September 30, 2020.

The table below summarizes our other income and expenses for the three months ended September 30, 2021 and 2020, as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,		Percent
Description	2021	2020	Change

Realized Loss on Investments	$1,100	$-	-%
Equity Investments Losses	848	-	-%
Interest and Dividend Income	(1,714)	(135)	1,170%
Currency Conversion Losses	758	-	-%
Uninsured Casualty Losses	1,058,086	-	-%
Total Other (Income)/Expense	$1,059,078	$(135)	(784,602)%

For the three months ended September 30, 2021, we have identified an uninsured casualty loss of $1,058,086 related to wire fraud due to a compromised electronic mail account. This incident began in late August 2021 and was discovered on October 26, 2021.

We have engaged a forensic technology firm to investigate the incident and to recommend improvements to our systems to prevent future attacks.

Summary of Statements of Operations for the Nine Months Ended September 30, 2021 and 2020

Product Revenue

We had no product revenue from operations during the nine months ended September 30, 2021 and September 30, 2020.

Research and Development Expenses

Research and Development expenses for the nine months ended September 30, 2021 totaled $5,437,147 as compared to $1,436,696 for the nine months ended September 30, 2020.

The table below summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2021	2020	Change
Salaries and Wages	$11,235	$11,230	-%
Development Programs	4,374,072	1,073,120	308%
Professional Services	44,715	77,840	(43)%
Regulatory Expenses	984,221	249,142	295%
Other Research and Development Expenses	22,904	24,364	(6)%
Total Research and Development Expenses	$5,437,147	$1,436,696	279%

Research and Development expenses totaled $5,437,147 (2020: $1,436,696), an increase of 279% during the nine months ended September 30, 2021. Generally, the overall increases are due to our ability to implement our long-term development program as a result of the financial resources available upon consummation of the Merger.

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

Administrative Expenses

Administrative expenses for the nine months ended September 30, 2021 totaled $4,601,853 as compared to $2,045,422 for the nine months ended September 30, 2020.

The table below summarizes our administrative expenses for the nine months ended September 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2021	2020	Change
Personnel Costs	$1,260,878	$476,999	164%
Professional Service Costs	1,327,465	546,135	143%
Stock Market & Investor Relations Costs	546,154	57,570	849%
Other Administrative Costs	1,467,356	964,718	52%
Total Administrative Expense	$4,601,853	$2,045,422	125%

Administration expenses totaled $4,601,853 for the nine months ended September 30, 2021 and $2,045,422 for the nine months ended September 30, 2020. The increased costs include additional personnel added at the time of the Merger, legal and accounting fees associated with the Merger, investor relations firm fees, NASDAQ listing fees, printing and other Merger-related costs.

Interest Expense and Debt Discount

Interest Expense and Debt Discount for the nine months ended September 30, 2021 and September 30, 2020 totaled $701,090 and $582,458 which includes interest expense and the amortization of the debt discount.

Amortization of Intangible Assets

Amortization of Intangible Assets includes the amortization of the website for the nine months ended September 30, 2020. No amortization was recorded for the nine months ended September 30, 2021 as the intangible assets were fully amortized as of December 31, 2020.

Stock Option Modification Expenses

During the nine months ended September 30, 2021, we recorded $15,036,051 in stock option modification expenses related to the 4,188,315 pre-Merger MyMD Florida options that were assumed by MyMD upon the consummation of the merger. During the nine months ended September 30, 2020, we recorded $1,127,156 in stock-based compensation for services.

Other Income and Expense

Other expenses, net of income, for the nine months ended September 30, 2021 totaled $873,180. Other income, net of expense, for the nine months ended September 30, 2020 totaled $141.

The table below summarizes our other income and expenses for the nine months ended September 30, 2021 and 2020, as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2021	2020	Change
Realized Gains on Investments	$(40,347)	-	$-%
Equity Investments Losses	42,295	-	-%
Interest and Dividend Income	(7,355)	(141)	5,116%
Currency Exchange Losses	758	-	-%
Uninsured Casualty Loss	1,058,086	-	-%
Gain on Debt Forgiveness	(180,257)	-	-%
Total Other Income, net of expenses	$873,180	$(141)	131,039%

Other expenses, net of income, totaled $873,180 for the nine months ended September 30, 2021, and other income, net of expenses, totaled $141 for the nine months ended September 30, 2020. The gain on debt forgiveness is associated with the negotiated settlement of an outstanding debt on a lease totaling $109,657 and the forgiveness of our Payroll Protection Program loans totaling $70,600.

For the nine months ended September 30, 2021, we have identified an uninsured casualty loss of $1,058,086 related to wire fraud due to a compromised electronic mail account. This incident began in late August 2021 and was discovered on October 26, 2021.

We have engaged a forensic technology firm to investigate the incident and to recommend improvements to our systems to prevent future attacks.

Liquidity and Capital Resources

As of September 30, 2021, our cash on hand totaled $1,375,014 and marketable securities totaled $14,002,767. We incurred a net loss from operations of $26,649,321 for the nine months ended September 30, 2021. As of September 30, 2021, we had working capital of $13,855,132 and stockholders’ equity of $25,891,924, including an accumulated deficit of $75,321,846. During the nine months ended September 30, 2021, cash flows used in operating activities were $14,704,008, consisting primarily of a net loss of $26,649,321 and a decrease in trade and other payables of $3,233,299. Since our inception, we have met our liquidity requirements principally through the sale of our common stock in public offerings and private placements.

Concurrently with the Merger Agreement, on November 11, 2020, we entered into the Securities Purchase Agreement, by and between us and certain institutional and accredited investors (the “SPA Purchasers”), pursuant to which we agreed to issue and sell to the SPA Purchasers in a private placement (i) an aggregate of 4,882,980 shares of our Common Stock, at an offering price of $3.70 per share or, at the election of each investor, Prefunded Warrants (as defined therein), and (ii) for each share of our Common Stock (or for each Prefunded Warrant, as applicable) purchased in the private placement, a common warrant to purchase one share of our Common Stock, for gross proceeds of approximately $18.1 million before the deduction of placement agent fees and expenses and estimated offering expenses.

We believe that that our current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund our current twelve-month operating budget, and satisfying our estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

Our net cash used by operating activities totaled $14,704,008 during the nine months ended September 30, 2021. Net cash used consisted principally of the net losses from operations of $26,649,321 and a decrease in trade and other payables of $3,233,299 partially offset by non-cash option modification expenses of $15,036,051.

Our net cash used by operating activities totaled $3,415,364 during the nine months ended September 30, 2020. Net cash used consisted principally of the net loss from continuing operations of $5,199,758 partially offset by non-cash stock option expenses of $1,127,156.

Investing Activities

Our net cash provided by investing activities totaled $16,852,177 for the nine months ended September 30, 2021 as compared to cash provided by investing activities totaling $0 during the nine months ended September 30, 2020. During the nine months ended September 30, 2021 we purchased securities totaling $11,851 (2020: $0) and sold securities totaling $15,483,176 (2020: $0) and received $1,380,852 from the merger.

Financing Activities

Net cash consumed by financing activities during the nine months ended September 30, 2021 was $921,439 which consisted of the payoff of our lines of credit totaling $3,062,444 offset by proceeds of $120,000 from the line of credit and $1,826,137 from the Promissory Note. Net cash provided by financing activities totaled $3,327,849 during the nine months ended September 30, 2020 which consisted of proceeds from the line of credit of $1,277,249, $1,980,000 from the issuance of common stock and $70,600 from the Payroll Protection Program.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Due to the recent cybersecurity incident reported elsewhere herein, we are continuing to review our established controls and procedures that involve cybersecurity matters to determine any other material impacts to our financial results, operations, and/or reputation to insure such incidents are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our escalation framework and insure we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate.

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

Risks Related to the Company Following the Merger

●	Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they experienced in connection with the Merger.
●	The market price of our common stock may be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.
●	We may issue additional equity securities in the future, which may result in dilution to existing investors.
●	The concentration of the capital stock ownership with insiders of the Company following the Merger will likely limit the ability of our stockholders to influence corporate matters.
●	The sale or availability for sale of a substantial number of shares of our common stock after expiration of the lock-up period could adversely affect the market price of such shares.
●	We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.
●	An active trading market for our common stock may not be sustained.
●	The intended benefits of the Contribution Transaction may not be realized.
●	Our business and operations would suffer in the event of cyber-attacks or deficiencies in our cyber-security or those of third-party providers.

Risks Related to our Product Development and Regulatory Approval

●	If we are unable to develop, obtain regulatory approval for and commercialize MyMD-1, Supera-CBD, or other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Success in pre-clinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 2 clinical trial for MyMD-1, which may delay or prevent obtaining regulatory approval.
●	Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.
●	The COVID-19 pandemic, or similar public health crises, could have a material adverse impact the execution of our planned clinical trials.
●	Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.
●	Our development program for Supera-CBD, a synthetic derivative of CBD, is uncertain and may not yield commercial results and is subject to significant regulatory risks.

Risks Related to Commercialization and Manufacturing

●	The commercial success of our product candidates, including MyMD-1 and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors, and the general medical community.
●	The pricing, insurance coverage, and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
●	If third parties on which we depend to conduct our planned pre-clinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.
●	We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize MyMD-1, Supera-CBD and our other product candidates.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of MyMD-1, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

Risks Related to Government Regulation

●	Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.
●	The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.
●	Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.
●	Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.
●	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Prior to April 2021, there was no public market for the combined Company’s common stock. The market price of the combined Company’s common stock could be subject to significant fluctuation following the Merger. The pre-Merger business of the Company differs from its post-Merger business in important respects and, accordingly, the results of operations of the combined Company and the market price of the combined Company’s common stock following the Merger may be affected by factors different from those affecting the results of operations of the Company prior to the Merger. Market prices for securities of life sciences and biopharmaceutical companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of the actual operating performance of the combined company. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Following the Supera Purchase and the Merger, the executive officers, directors, five percent or greater stockholders, and the respective affiliated entities of the Company, in the aggregate, beneficially owned more than 20% of the Company’s outstanding common stock. As a result, these stockholders, acting together, had, and continue to have, control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

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

Sales of a substantial number of shares of our common stock in the public market after expiration of the lock-up period and other legal restrictions on resale, or the perception that these sales could occur, could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future. Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the Company issued 28,553,307 post reverse stock split shares of Company Common Stock to the former stakeholders of pre-Merger MyMD Florida at the Exchange Ratio. Shares that were issued to pre-Merger MyMD Florida stockholders as merger consideration could be resold in the public market immediately without restriction, unless such stockholder was subject to a lock-up or other restriction on resale. All of the previous executive officers, directors and principal stockholders of pre-Merger MyMD Florida, and all of our directors who continued to serve on the Board of Directors of the combined Company after the Merger were subject to lock-up agreements pursuant to which such stockholders have agreed, except in limited circumstances, not to transfer, grant an option with respect to, sell, exchange, pledge or otherwise dispose of, or encumber, any shares of Company capital stock for 180 days following the effective time of the Merger; such lock-up agreements have now expired, so the shares of our common stock (excluding securities underlying options and warrants) held by our directors, executive officers and principal stockholders may now be sold, subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We are unable to predict what effect, if any, market sales of securities held by our significant stockholders, directors or officers or the availability of these securities for future sale will have on the market price of our common stock in the future.

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

We will require substantial future capital in order to complete planned and future pre-clinical and clinical development for MyMD-1 and Supera-CBD and potentially commercialize these product candidates. We expect increased spending levels in connection with our clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, regulatory, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers.

In the ordinary course of our business, we and our third-party providers rely on electronic communications and information system to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. Between August and October 2021, we experienced a cybersecurity incident. While we are continuing to investigate, we believe that we were a victim of wire fraud due to a compromised electronic mail account. As of the date of this filing, we have identified losses totaling approximately $1,265,000 related to this incident. While our management continues to investigate the incident and has engaged a third-party forensic technology company to investigate the fraud and to recommend methods of preventing future attacks, such cyber-attacks against us or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

In addition, we collect and store sensitive data, including intellectual property, research data, our proprietary business information and that of our suppliers, technical information about our products, clinical trial plans and employee records. Similarly, our third-party providers possess certain of our sensitive data and confidential information. The secure maintenance of this information is critical to our operations and business strategy. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations or our product development programs and damage to our reputation, which could adversely affect our business.

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

From time-to-time efforts have been made by different branches of the U.S. federal government to, modify, repeal or otherwise replace certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act (the “TCJA”), was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” There have been subsequent challenges to the constitutionality of the ACA following the repeal of the individual mandate. In June 2021, the U.S. Supreme Court held that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect without ruling on the constitutionality of the individual mandate. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2021, other than those previously reported in a Current Report on Form 8-K.

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

MYMD PHARMACEUTICALS, INC.

Date: November 12, 2021	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

