Form 10-Q/A
period 2021-09-30
MyMD Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 12, 2021, there were 37,639,912 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE TO AMENDMENT NO. 1

MyMD Pharmaceuticals, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, which was originally filed with the Securities and Exchange Commission on November 12, 2021 (the “Original Filing”), in order to amend and replace in its entirety the Original Filing, which had been inadvertently filed prior to completion. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Administrative Expenses	1,640,540	759,216	4,601,853	1,920,109
Research and Development Expenses	2,767,663	908,119	5,437,147	1,435,696
Interest Expense and Debt Discount	-	1,297,363	701,090	1,661,590
Amortization of Intangible Assets	-	4,583	-	13,750
Stock Based Compensation	-	272,700	-	287,700
Stock Option Modification Expenses	-	-	15,036,051	-

Loss from Operations	(4,408,203)	(3,241,981)	(25,776,141)	(5,318,845)

Other (Income) Expenses
Interest and Dividend Income	(1,714)	(135)	(7,355)	(141)
(Gain)/Loss on Sale of Marketable Securities	1,650	-	(39,797)	-
Unrealized Loss on Marketable Securities	298	-	41,745	-
Loss on Currency Conversions	758	-	758	-
Uninsured Casualty Loss	1,058,086	-	1,058,086	-
Gain on Debt Forgiveness	-	-	(180,257)	-

Total Other (Income) Expense	1,059,078	(135)	873,180	(141)

Loss Before Income Tax	(5,467,281)	(3,241,846)	(26,649,321)	(5,318,704)

Income Tax Benefit	-	-	-	-

Net Loss	$(5,467,281)	$(3,241,846)	$(26,649,321)	$(5,318,704)

Basic and Diluted loss per common share	$(0.15)	$(0.11)	$(0.78)	$(0.19)

Weighted average basic and diluted common shares outstanding	37,634,747	28,269,692	34,064,914	28,066,574

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

	Series D		Common Stock
	Convertible				Common
	Preferred Stock			Common	Stock	Additional
	Shares	Series D	Shares	Stock No Par	Par $0.0001	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2020 (restated)	-	$-	28,553,307		$4,004	43,411,487	$(48,672,525)	$(5,257,034)

Net loss	-	-	-	-	-		(3,089,704)	(3,089,704)

Balance at March 31, 2021 (unaudited)	-	$-	28,553,307	$-	$4,004	$43,411,487	$(51,762,229)	$(8,346,738)
Reverse merger with Akers Biosciences Inc effective April 16, 2021	72,992	144,524	8,335,627	85,748,325	(4,004)	(43,411,487)	-	42,477,358
Modification of the terms of 4,188,315 pre-merger MyMD stock options per the terms of the merger agreement	-	-	-	15,036,051	-	-	-	15,036,051
Exercise of prepaid equity forward contracts for common stock	-	-	466,716	-	-	-	-	-
Net loss			-	-	-	-	(18,092,336)	(18,092,336)

Balance at June 30, 2021 (unaudited)	72,992	144,524	37,355,650	100,784,376	-	-	(69,854,565)	31,074,335
Stock based compensation for services	-	-	16,826	90,002	-	-	-	90,002
Exercise of warrants for common stock	-	-	47,298	194,868	-	-	-	194,868
Net loss	-	-	-	-	-	-	(5,467,281)	(5,467,281)

Balance at September 30, 2021 (unaudited)	72,992	$144,524	37,419,774	$101,069,246	$-	$-	$(75,321,846)	$25,891,924

	Series D		Common Stock
	Convertible				Common
	Preferred Stock			Common	Stock	Additional
	Shares	Series D	Shares	Stock No Par	Par $0.0001	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2019 (restated)	-	$-	14,688,726	$-	$3,806	$36,848,063	$(38,578,232)	$(1,726,363)
Common shares issued for the acquisition of Supera Pharmaceuticals, Inc. a company under common control	-	-	13,096,640	-	-		(605,089)	(605,089)
Effect of the adoption of Topic 842 effective as of January 1, 2019	-	-	-	-	-		(1,379)	(1,379)

Balance at December 31, 2019 (restated)	-	$-	27,785,366	$-	$3,806	$36,848,063	$(39,184,700.00)	$(2,332,831.00)
Private placement of common shares	-	-	250,835			650,000	-	650,000
Net loss	-	-	-	-	-		(981,949)	(981,949)

Balance at March 31, 2020 (unaudited)	-	$-	28,036,201	-	3,806	37,498,063	$(40,166,649)	$(2,664,780)
Stock based compensation for services	-	-	1,930			14,800	-	14,800
Stock options issued for debt issuance	-	-	-			693,450	-	693,450
Net loss	-	-	-	-	-		(1,094,909)	(1,094,909)

Balance at June 30, 2020 (unaudited)	-	-	28,038,131	-	3,806	38,206,313	(41,261,558)	(3,051,439)
Private placement of common shares	-	-	513,248	-	-	1,330,000	-	1,330,000
Stock options issued for debt issuance	-	-	-	-	-	463,145	-	463,145
Stock option issued to key employees	-	-	-	-	-	272,700	-	272,700
Net loss	-	-	-	-	-	-	(3,241,846)	(3,241,846)

Balance at September 30, 2020 (unaudited)	-	$-	28,551,379	-	3,806	40,272,158	$(44,503,404)	$(4,227,440)

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,649,321)	$(5,318,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest/dividends	4,496	88,248
Amortization of debt discount	608,460	1,536,277
Amortization of intangible assets	-	13,750
Gain on sale of marketable securities	(39,797)	-
Unrealized loss on marketable securities	41,745	-
Loss on currency conversions	758	-
Gain on forgiveness of debt	(180,258)	-
Stock based compensation
Options modification expense	15,036,051	-
To key employees - options	-	287,700
Shares issued to non-employees for services	90,002	-
Change in assets and liabilities
Prepaid Expenses	(382,543)	4,721
Trade and Other Payables	(3,234,057)	(26,142)
Operating Leases	456	(1,214)
Net cash used by operating activities	(14,704,008)	(3,415,364)

Cash flows from investing activities:
Purchases of marketable securities	(11,851)	-
Proceeds from sale of marketable securities	15,483,176	-
Net cash received in business combination	1,380,852	-
Net cash provided by investing activities	16,852,177	-

Cash flows from financing activities
Consumed by the payoff of the line of credit – related party	(3,062,444)	-
Net proceeds from line of credit - related party	120,000	1,277,249
Net proceeds from note payable	1,826,137	-
Net proceeds from the Payroll Protection Program	-	70,600
Net proceeds from the exercise of warrants	194,868	-
Net proceeds from issuance of common stock	-	1,980,000
Net cash (used in)/provided by financing activities	(921,439)	3,327,849

Net increase (decrease) in cash	1,226,730	(87,515)
Cash at beginning of period	148,284	134,499
Cash at end of period	$1,375,014	$46,984

Supplemental cash flow information
Cash paid for:
Interest	$271,800	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Operating lease right-of-use asset obtained in exchange for lease obligation	$-	$527,195
Stock options issued in support of the line of credit	$-	$1,156,395
Investment in Oravax, Inc.	$1,500,000	$-

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

Gains and losses resulting from the sales of marketable securities were a realized loss of $1,650 for the three months ended September 30, 2021 and a realized gain of $39,797 for the nine months ended September 30, 2021. Gains and losses resulting from the sales of marketable securities were $0 for the three and nine months ended September 30, 2020.

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

Liquidity

As of September 30, 2021, the Company’s cash on hand was $1,375,014 and marketable securities were $14,002,767. The Company has incurred a net loss from operations of $26,649,321 for the nine months ended September 30, 2021. As of September 30, 2021, the Company had working capital of $13,855,132, stockholders’ equity of $25,891,924 including an accumulated deficit of $75,321,846. During the nine months ended September 30, 2021, cash flows used in operating activities were $14,704,008, consisting primarily of a net loss of $26,649,321 and a decrease in trade and other payables of $4,292,143 offset by non-cash share-based compensation of $15,036,051. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

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

As of November 11, 2021, all of the Merger Complaints have been voluntarily dismissed.

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

In May 2019, the pre-Merger MyMD entered into a revolving credit facility which allows for borrowings of up to $5,000,000 with a shareholder. The facility had an initial term of 18 months, which was extended to July 31, 2021 and further extended to December 31, 2022, at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. Pursuant to the terms of the agreement, the Company must issue a number of common stock options to the lender based on the total borrowings under the facility, with each dollar borrowed requiring the issuance of one common stock option. Upon issuance, each common stock option will immediately vest at an exercise price of $2.59. As of September 30, 2021 and December 31, 2020, the unamortized debt discount totaled $0 and $1,457,882 and the principal balance totaled $0 and $3,192,119. The Company recorded amortization of the debt discount totaling $0 and $608,460 during the three and nine months ended September 30, 2021 and $1,266,062 and $1,536,277 during the three and nine months ended September 30, 2020.

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

Note 14—Subsequent events

On October 14, 2021, the Compensation Committee of the Board of Directors authorized the issuance of 2,795,000 restricted stock units with a fair market value of $8.09 per RSU to the directors and key employees of the Company. These RSUs will vest in thirds when certain market capitalization milestones are met and maintained for twenty consecutive trading sessions. Upon achievement of a vesting milestone, the expenses related to the vested RSUs will be recorded at the award date fair market value of $8.09 per share of the Company’s common stock.

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

Research and Development Expenses totaled $2,767,663 (2020: $908,119), an increase of 205%. Generally, the overall increases are due to our ability to implement our long-term development program as a result of the financial resources available upon consummation of the Merger.

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

Administrative Expenses

Administrative expenses for the three months ended September 30, 2021 totaled $1,640,540 as compared to $759,216 for the three months ended September 30, 2020.

The table below summarizes our administrative expenses for the three months ended September 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,		Percent
Description	2021	2020	Change
Personnel Costs	$509,121	$180,458	182%
Professional Service Costs	405,463	232,077	75%
Stock Market & Investor Relations Costs	206,183	57,570	258%
Other Administrative Costs	519,773	289,111	80%
Total Administrative Expense	$1,640,540	$759,216	116%

Administration expenses totaled $1,640,540 for the three months ended September 30, 2021 and $759,216 for the three months ended September 30, 2020. The increased costs include additional personnel added at the time of the Merger, legal and accounting fees associated with the Merger, investor relations firm fees, NASDAQ listing fees, printing and other Merger-related costs.

Interest Expense and Debt Discount

Interest Expense and Debt Discount for the three months ended September 30, 2021 and September 30, 2020 totaled $0 and $1,297,363 which includes interest expense and the amortization of the debt discount.

Amortization of Intangible Assets

Amortization of Intangible Assets includes the amortization of the website for the three months ended September 30, 2020. No amortization was recorded for the three months ended September 30, 2021 as the intangible assets were fully amortized as of December 31, 2020.

Stock-Based Compensation

During the three months ended September 30, 2020, we issued 173,655 stock options to key employees with a fair market value of $272,700. No stock-based compensation was issued during the three months ending September 30, 2021.

Other Income / Expense

Other expenses, net of income, for the three months ended September 30, 2021 totaled $1,059,078. Other income, net of expenses totaled $135 for the three months ended September 30, 2020.

The table below summarizes our other income and expenses for the three months ended September 30, 2021 and 2020, as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,		Percent
Description	2021	2020	Change

Realized Loss on Investments	$1,650	$-	-%
Equity Investments Losses	298	-	-%
Interest and Dividend Income	(1,714)	(135)	1,170%
Currency Conversion Losses	758	-	-%
Uninsured Casualty Losses	1,058,086	-	-%
Total Other (Income)/Expense	$1,059,078	$(135)	(784,602)%

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

Research and Development Expenses

Research and Development expenses for the nine months ended September 30, 2021 totaled $5,437,147 as compared to $1,435,696 for the nine months ended September 30, 2020.

The table below summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2021	2020	Change
Salaries and Wages	$11,235	$11,230	-%
Development Programs	4,374,072	1,073,120	308%
Professional Services	44,715	77,840	(43)%
Regulatory Expenses	984,221	249,142	295%
Other Research and Development Expenses	22,904	24,364	(6)%
Total Research and Development Expenses	$5,437,147	$1,435,696	279%

Research and Development expenses totaled $5,437,147 (2020: $1,435,696), an increase of 279% during the nine months ended September 30, 2021. Generally, the overall increases are due to our ability to implement our long-term development program as a result of the financial resources available upon consummation of the Merger.

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

Administrative Expenses

Administrative expenses for the nine months ended September 30, 2021 totaled $4,601,853 as compared to $1,920,109 for the nine months ended September 30, 2020.

The table below summarizes our administrative expenses for the nine months ended September 30, 2021 and 2020 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2021	2020	Change
Personnel Costs	$1,260,878	$476,999	164%
Professional Service Costs	1,327,465	546,135	143%
Stock Market & Investor Relations Costs	546,154	57,570	849%
Other Administrative Costs	1,467,356	839,405	75%
Total Administrative Expense	$4,601,853	$1,920,109	140%

Administration expenses totaled $4,601,853 for the nine months ended September 30, 2021 and $1,920,109 for the nine months ended September 30, 2020. The increased costs include additional personnel added at the time of the Merger, legal and accounting fees associated with the Merger, investor relations firm fees, NASDAQ listing fees, printing and other Merger-related costs.

Interest Expense and Debt Discount

Interest Expense and Debt Discount for the nine months ended September 30, 2021 and September 30, 2020 totaled $701,090 and $1,666,173 which includes interest expense and the amortization of the debt discount.

Amortization of Intangible Assets

Amortization of Intangible Assets includes the amortization of the website for the nine months ended September 30, 2020. No amortization was recorded for the nine months ended September 30, 2021 as the intangible assets were fully amortized as of December 31, 2020.

Stock-Based Compensation

During the nine months ended September 30, 2020, we issued 183,303 stock options with a fair market value of $287,700. No stock-based compensation was issued during the nine months ending September 30, 2021.

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

The table below summarizes our other income and expenses for the nine months ended September 30, 2021 and 2020, as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2021	2020	Change
Realized Gains on Investments	$(39,797)	-	$-%
Equity Investments Losses	41,745	-	-%
Interest and Dividend Income	(7,355)	(141)	5,116%
Currency Conversion Losses	758	-	-%
Uninsured Casualty Loss	1,058,086	-	-%
Gain on Debt Forgiveness	(180,257)	-	-%
Total Other (Income)/Expense	$873,180	$(141)	131,039%

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

Liquidity and Capital Resources

As of September 30, 2021, our cash on hand totaled $1,375,014 and marketable securities totaled $14,002,767. We incurred a net loss from operations of $26,649,321 for the nine months ended September 30, 2021. As of September 30, 2021, we had working capital of $13,855,132 and stockholders’ equity of $25,891,924, including an accumulated deficit of $75,321,846. During the nine months ended September 30, 2021, cash flows used in operating activities were $14,704,008, consisting primarily of a net loss of $26,649,321 and a decrease in trade and other payables of $4,292,143. Since our inception, we have met our liquidity requirements principally through the sale of our common stock in public offerings and private placements.

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

Operating Activities

Our net cash used by operating activities totaled $14,704,008 during the nine months ended September 30, 2021. Net cash used consisted principally of the net losses from operations of $26,649,321 and a decrease in trade and other payables of $4,292,143 partially offset by non-cash option modification expenses of $15,036,051.

Our net cash used by operating activities totaled $3,415,364 during the nine months ended September 30, 2020. Net cash used consisted principally of the net loss from continuing operations of $5,318,704 partially offset by non-cash amortization of the debt discount of $1,536,277 and stock option expenses of 287,700.

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

Risks Related to the Company Following the Merger

●	Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they experienced in connection with the Merger.
●	The market price of our common stock may be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.
●	We may issue additional equity securities in the future, which may result in dilution to existing investors.
●	The concentration of the capital stock ownership with insiders of the Company following the Merger will likely limit the ability of our stockholders to influence corporate matters.
●	The sale or availability for sale of a substantial number of shares of our common stock after expiration of the lock-up period could adversely affect the market price of such shares.
●	We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.
●	An active trading market for our common stock may not be sustained.
●	The intended benefits of the Contribution Transaction may not be realized.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers.

Risks Related to our Product Development and Regulatory Approval

●	If we are unable to develop, obtain regulatory approval for and commercialize MyMD-1, Supera-CBD, or other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
●	Success in pre-clinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 2 clinical trial for MyMD-1, which may delay or prevent obtaining regulatory approval.
●	Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.
●	The COVID-19 pandemic, or similar public health crises, could have a material adverse impact the execution of our planned clinical trials.
●	Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.
●	Our development program for Supera-CBD, a synthetic derivative of CBD, is uncertain and may not yield commercial results and is subject to significant regulatory risks.

Risks Related to Commercialization and Manufacturing

●	The commercial success of our product candidates, including MyMD-1 and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors, and the general medical community.
●	The pricing, insurance coverage, and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
●	If third parties on which we depend to conduct our planned pre-clinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.
●	We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize MyMD-1, Supera-CBD and our other product candidates.
●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of MyMD-1, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

Risks Related to Government Regulation

●	Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.
●	The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.
●	Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.
●	Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.
●	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

From time-to-time efforts have been made by different branches of the U.S. federal government to modify, repeal or otherwise replace certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act (the “TCJA”), was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” There have been subsequent challenges to the constitutionality of the ACA following the repeal of the individual mandate. In June 2021, the U.S. Supreme Court held that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect without ruling on the constitutionality of the individual mandate. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

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

MYMD PHARMACEUTICALS, INC.

Date: November 15, 2021	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

