Form 10-Q
period 2022-03-31
MyMD Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 13, 2022, there were 38,058,245 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 of MyMD Pharmaceuticals, Inc., which was formerly known as Akers Biosciences, Inc. prior to the consummation on April 16, 2021 of the merger described below.

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

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional information.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(unaudited)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$1,189,223	$555,947
Marketable Securities	7,998,891	11,003,071
Prepaid Expenses	884,121	1,106,347

Total Current Assets	10,072,235	12,665,385

Non-Current Assets
Operating Lease Right-of-Use Assets	132,750	149,009
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,131,289	12,147,548

Total Assets	$22,203,524	$24,812,933

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,418,113	$986,626
Operating Lease Liability	48,669	53,240

Total Current Liabilities	2,466,782	1,039,866

Non-Current Liabilities
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability, net of current portion	84,619	95,911
Total Non-Current Liabilities	114,601	125,893

Total Liabilities	$2,581,383	$1,165,759

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized	-	-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of March 31, 2022 and December 31, 2021	144,524	144,524
Common stock, no par value, 500,000,000 shares authorized 38,058,245 and 37,673,110 issued and outstanding as of March 31, 2022 and December 31, 2021	102,161,218	102,064,218
Accumulated Deficit	(82,683,601)	(78,561,568)

Total Shareholders’ Equity	19,622,141	23,647,174

Total Liabilities and Shareholders’ Equity	$22,203,524	$24,812,933

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Administrative Expenses	1,395,112	1,078,163
Research & Development Expenses	2,629,741	1,350,976
Interest Expense & Accretion of Debt Discount	-	660,564
Share Based Compensation	97,000	-

Loss from Operations	(4,121,853)	(3,089,703)

Other (Income) Expenses
Loss on Investments	1,650	-
Loss on Fair Market Value of Equity Investments	3,092	-
Interest & Dividend Income	(120)	-
Uninsured Casualty Gain	(4,442)	-
Total Other Expense	180	-

Loss Before Income Tax	(4,122,033)	(3,089,703)

Income Tax Benefit	-	-

Net Loss	$(4,122,033)	$(3,089,703)

Basic and Diluted loss per common share	$(0.11)	$(0.11)

Weighted average basic common shares outstanding	38,122,928	28,553,307

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

	Series D Convertible
	Preferred Stock		Common Stock
				Common	Accumulated	Total
	Shares	Series D	Shares	Stock	Deficit	Equity
Balance at December 31, 2021	72,992	$144,524	37,673,110	$102,064,218	$(78,561,568)	$23,647,174
Net loss	-	-	-	-	(4,122,033)	(4,122,033)
Exercise of prepaid equity forward contracts for common stock	-	-	385,135	-	-	-
Stock-based compensation – stock options	-	-	-	81,002	-	81,002
Stock-based compensation – restricted stock units	-	-	-	15,998	-	15,998

Balance at March 31, 2022	72,992	$144,524	38,058,245	$102,161,218	$(82,683,601)	$19,622,141

	Series D Convertible
	Preferred Stock		Common Stock		Additional
				Common	Paid-in	Accumulated	Total
	Shares	Series D	Shares	Stock	Capital	Deficit	Equity
Balance at December 31, 2020	-	-	28,553,307	4,004	43,411,487	(48,672,523)	(5,257,032)
Net Loss	-	-	-	-	-	(3,089,703)	(3,089,703)

Balance at March 31, 2021	-	-	28,553,307	4,004	43,411,487	(51,762,226)	(8,346,735)

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,122,033)	$(3,089,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest/dividends	-	52,104
Accretion of Debt Discount	-	608,460
Loss on sale of securities	1,650	-
Loss on fair market value of equity investments	3,092	-
Share based compensation – restricted shares issued to vendors	15,998	-
Share based compensation – stock options issued to employees	81,002	-
Changes in assets and liabilities
Decrease/(increase) in prepaid expenses	222,226	(4,097)
Increase in trade and other payables	1,431,487	927,935
Increase in right-of-use liabilities	396	119
Net cash used in operating activities	(2,366,182)	(1,505,182)

Cash flows from investing activities:
Purchases of marketable securities	(562)	-
Proceeds from sale of marketable securities	3,000,000	-
Net cash provided by investing activities	2,999,438	-

Cash flows from financing activities
Net proceeds form note payable	-	1,800,000
Net proceeds from borrowings	-	(5,818)
Net cash provided by financing activities	-	1,794,182

Net increase in cash	633,256	289,000
Cash at beginning of period	555,967	148,284
Cash at end of period	$1,189,223	$437,284

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation (“MyMD”). These condensed consolidated financial statements include four wholly owned subsidiaries as of March 31, 2022, MyMD Pharmaceuticals (Florida), Inc. (“MyMD Florida”), XYZ Merger Sub, Inc. (“Merger Sub”), Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

MyMD Florida was formed in 2014 and is a Florida-based clinical development stage biopharmaceutical company that is developing its product candidate, MYMD-1, as an immuno regulator to treat autoimmune diseases, ageing-related diseases. Substantive operations began in 2016 and the Company’s Investigative New Drug application was filed with the U.S. Food and Drug Administration in December 2018. MyMD Florida completed its first-in-human Phase 1 clinical trial in December 2019. A second Phase 1 dosing study was completed in December 2021. MYMD-1 is being developed to treat age-related illnesses such as frailty and sarcopenia. MYMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”). MYMD-1 currently is being evaluated in a multicenter Phase 2 clinical trial in patients with sarcopenia and frailty (age-related muscle loss). MyMD Florida’s intellectual property portfolio consists of 15 U.S. granted patents, 10 granted foreign patents and 23 pending applications (3 US, 19 foreign, one international).

Supera Pharmaceuticals, Inc. (“Supera”) was formed in September 2018 and is a Florida based development company that is developing its product candidate “Supera-CBD” as an FDA-approved synthetic analog of naturally grown cannabidiols. Substantially all of Supera’s research and development activities in 2020 and 2021 were related to intellectual property development and securing patents, along with product manufacturing and planning initial pre-clinical development activities. During the year ended December 31, 2021, these activities included preclinical work on Supera-CBD confirming it effectiveness in treating anxiety. The preclinical data was presented at the 4th Annual International Cannabinoid Summit describing the superior potency of Supera-CBD. Supera-CBD preclinical genotoxicity studies were completed in February 2022.

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

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2021 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2022 may not be necessarily indicative of the operating results expected for the full year.

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

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. Information about significant areas of estimation, uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amounts recognized in the financial statements is included in the following notes for recording research and development expenses, impairment of intangible assets and the valuation of share-based payments.

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

(d) Comprehensive Loss

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 in reporting comprehensive loss. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income (loss), comprehensive loss is equal to net loss.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2022 and December 31, 2021.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at March 31, 2022	$7,998,891	$-	$-

Marketable securities at December 31, 2021	$11,003,071	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of March 31, 2022, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended March 31, 2022 was a loss of $3,092.

Gains and losses resulting from the sales of marketable securities were losses of $1,650 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Proceeds from the sales of marketable securities in the three months ended March 31, 2022 and 2021 were $3,000,000 and $0, respectively.

(g) Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are comprised principally of prepaid insurance and research and development expenses.

(h) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with three banks as of March 31, 2022

(i) Risk Management of Cash and Investments

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

The investment in Oravax Medical, Inc. (“Oravax”) (Note 3) is accounted for using the cost method.

(k) Property, Plant and Equipment

Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset.

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized within “other (income)/expense” in the Condensed Consolidated Statements of Comprehensive Loss.

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

(l) Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite lives are reduced to their estimated fair value through an impairment charge in the Condensed Consolidated Statements of Comprehensive Loss.

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of May 12, 2022, the Company has 16 issued U.S. patents, 10 foreign patents, three pending U.S. patent applications, one pending international application, and 19 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

The Company records expenses related to the application for and maintenance of patents as a component of research and development expenses on the Condensed Consolidated Statement of Comprehensive Loss.

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

The Company’s operating leases are comprised of the Supera Aviation, the Hyde Park, the 2020 Wolfe St and the 2021 Wolfe St. leases on the Condensed Consolidated Balance Sheet. The information related to these leases are presented below:

	As of March 31, 2022			As of December 31, 2021
Balance Sheet	Hyde	2021 Wolfe		Hyde	2021 Wolfe
Location	Park	Street	Total	Park	Street	Total
Operating Lease
Lease Right of Use	$6,154	$126,596	$132,750	$12,156	$136,853	$149,009
Lease Payable, current	6,158	42,511	48,669	12,164	41,076	53,240
Lease Payable - net of current	-	84,619	84,619	-	95,911	95,911

The following provides details of the Company’s lease expense:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Hyde	2021 Wolfe		Supera	Hyde	2020 Wolfe
Lease Expenses	Park	Street	Total	Aviation	Park	Street	Total
Operating Leases
Lease Costs	$6,261	$13,200	$19,461	$150,000	$6,319	$6,000	$162,319

Other information related to leases is presented below:

	As of March 31, 2022
	Hyde	2021 Wolfe
Other Information	Park	Street	Total
Operating Leases
Operating cash used	$4,622	$11,804	$16,426
Average remaining lease term	3	32	18
Average discount rate	10.0%	10.0%	10.0%

As of March 31, 2022, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	As of March 31, 2022
	Hyde	2021 Wolfe
	Park	Street	Total
For Years Ending March 31,
2022	$12,521	$52,932	$65,453
2023	-	54,520	54,520
2024	-	51,348	51,348
Total future minimum lease payments, undiscounted	$12,521	$158,800	$171,321
Less: Imputed interest	8	25,072	25,080
Present value of future minimum lease payments	$12,513	$133,728	$146,241

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2022, and December 31, 2021, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three months ended March 31, 2022 and 2021 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three months ended March 31, 2022 and 2021, common stock equivalents were anti-dilutive.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2022	2021
Stock Options	4,376,737	4,188,315
Restricted Stock Units	2,795,000	-
Warrants to purchase common stock	5,072,432	-
Pre-funded Warrants to purchase common stock	135,135	-
Series D Preferred Convertible Stock	36,496	-
Warrants to purchase Series C Preferred stock	27,500	-
Total potentially dilutive shares	12,443,300	4,188,315

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

(u) Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity - Classified Written Call Options. The amendments in this Update clarify an issuer’s accounting for modifications or exchanges of freestanding equity - classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The adoption of this ASU had no material impact on the Company’s condensed consolidated financial statements and related disclosure.

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

Akers’ valuation was based upon 8,335,627 common shares outstanding and 263,026 vested restricted stock units (“RSU’) with a fair market value of $4.94 per share, the closing price of Akers common shares on the NASDAQ Stock Exchange on April 16, 2021.

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

Liquidity

As of March 31, 2022, the Company’s cash on hand was $1,189,223 and marketable securities were $7,998,891. The Company has incurred a net loss from operations of $4,122,033 for the three months ended March 31, 2022. As of March 31, 2022, the Company had working capital of $7,605,453 and stockholders’ equity of $19,622,141 including an accumulated deficit of $82,683,601. During the three months ended March 31, 2022, cash flows used in operating activities were $2,366,182, consisting primarily of a net loss of $4,122,033 offset by an increase in trade and other payables of $1,431,487. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan (which includes financing activity) and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of March 31, 2022 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

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

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	March 31, 2022	December 31, 2021

Accounts Payable – Trade	$1,996,097	$867,518
Accrued Expenses	422,016	119,108
	$2,418,113	$986,626

See also Note 9 for related party information.

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

As of March 31, 2022 and December 31, 2021 MyMD had advanced MyMD Florida $3,000,000 and $3,000,000 under the Bridge Loan Note plus accrued interest totaling $26,137. The balance of $3,026,137 and $3,026,137 as of March 31, 2022 and December 31, 2021, respectively, were eliminated on consolidation.

Note 6 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s common stock. As of March 31, 2022, grants of restricted stock and options to purchase 1,406 shares of Common Stock have been issued pursuant to the 2013 Plan, and 756 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s common stock. As of March 31, 2022, grants of options to purchase 4,188,315 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s common stock. As of March 31, 2022, grants of restricted stock and options to purchase 2,538 shares of Common Stock have been issued pursuant to the 2017 Plan, and 978 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 560,063 shares of the Company’s common stock. As of March 31, 2022, grants of RSUs and restricted stock to purchase 263,026 shares of Common Stock have been issued pursuant to the 2018 Plan, and 297,037 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 7,228,184 shares of the Company’s common stock. As of March 31, 2022, grants of RSUs and stock options to purchase 2,999,040 shares of Common Stock have been issued pursuant to the 2021 Plan, and 4,229,144 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the three months ended March 31, 2022:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2021	4,176,737	$2.59	$2.59	1.29	$14,493,284
Granted	200,000	3.96	3.59	6.94	-
Exercised					-
Forfeited	-	-	-		-
Canceled/Expired	-	-	-	-	-
Balance at March 31, 2022	4,376,737	2.65	2.65	1.31	8,785,846
Exercisable as of March 31, 2022	4,176,737	2.59	2.59	1.04	8,645,846

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.66 for the Company’s common shares on March 31, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021.

On January 28, 2022, the Company’s Compensation Committee approved the issuance of 200,000 stock options under the 2021 Stock Incentive Plan. These shares had a weighted-average grant date fair value of $3.59 per share or a cumulative fair market value of $717,660 as calculated using Black-Scholes (exercise price $3.96 per share, stock price $3.96 per share, volatility of 124.43%, discount rate of 1.74% and seven year term). The grant was segmented into four vesting tranches triggered by performance achievements and expire on January 28, 2029.

During the three months ended March 31, 2022 and 2021, the Company incurred stock option expenses totaling $81,002 and $0, respectively. The unamortized stock option expenses as of March 31, 2022 and 2021 totaled $636,658 and $0, respectively.

4,176,737 shares of the Company’s outstanding stock options are fully vested and exercisable.

Assumption of MyMD Florida Stock Options

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of pre-Merger MyMD Florida common stock. As of March 31, 2022, options to purchase 4,188,315 shares of common stock have been issued pursuant to the plan and 0 shares of common stock remain available for issuance.

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

The Company assumed 4,188,315 MyMD Florida stock options subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to change the term of such stock option for a period expiring on April 16, 2023, the second-year anniversary of the Merger). The Company recorded expenses of $15,036,051 for the assumption of the options and the modification of the terms which is included on the Condensed Consolidated Statement of Comprehensive Loss for the year ended December 31, 2021. The Company utilized Black-Scholes using an exercise price of $2.59, an issue date fair value of $4.94, a volatility index of 122.31% and a discount rate of 0.16% to determine the fair value of the modification. The pre-Merger MyMD options were valued at $0 on April 16, 2021, as there was no reliable method of determining the fair value given the material events that had occurred since the last arms-length trade of common shares.

Restricted Stock Units

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

Pre-merger Akers Biosciences, Inc. recorded expenses totaling $979,758 for the acceleration of the vesting of 394,680 RSUs, the holders immediately surrendered 139,457 RSUs with a fair market value of $688,913 for the withholding of federal and state income taxes, as directed by the holders, which was recorded as Payroll Taxes Payable on the date of the Merger. The withholding obligations were paid by the Company on June 30, 2021. As of May 13, 2022, the vested RSUs have not been converted to common shares of the Company.

On October 14, 2021, the Compensation Committee of the Board of Directors approved grants totaling 2,795,000 Restricted Stock Units to the Company’s six directors and seven key employees. Each RSU had a grant date fair value of $8.09 which will be amortized upon vesting into administrative expenses within the Condensed Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2021 Plan. Vesting of each RSU is:

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

On January 28, 2022, the Compensation Committee of the Board of Directors approved a grant of 4,040 RSUs to a sub-contractor with a grant date fair value of $3.96 and vested immediately. Such RSUs were granted under the 2021 Plan. The Company recorded expenses of $15,998 which is included Stock Based Compensation on the Condensed Consolidated Statement of Comprehensive Loss.

The following is the status of outstanding restricted stock units outstanding as of March 31, 2022 and changes for the three months ended March 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2021	2,795,000	$8.09
Granted	4,040	3.96
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2022	$2,799,040	$8.08
Exercisable as of March 31, 2022	$4,040	$3.96

As of March 31, 2022 and December 31, 2021, the unamortized value of the RSUs was $22,611,550 and $22,611,550, respectively.

Note 7 – Equity

Preferred Stock

The holders of preferred shares or preferred warrants are entitled to vote per share, as limited by the Certificate of Designation for each class of preferred shares or warrants, at meetings of the Company. As of March 31, 2022, 50,000,000 shares of Preferred Stock were authorized and four classes of Preferred Stock or Warrants are designated.

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

As of March 31, 2022, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 36,496 underlying shares of the Company Common Stock.

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

On December 9, 2021, holders of 11,576 common stock options were exercised for 11,576 shares of the Company’s common stock at an exercise price of $2.59 per common share. The net proceeds of $29,982 is recorded as a non-current liability on the Condensed Consolidated Balance Sheet as of March 31, 2022. The accumulated proceeds from the exercise of these stock options will be distributed to the former shareholders of MyMD Florida per the terms of the Merger Agreement.

On February 16, 2022, 385,135 prefunded warrants were exercised in exchange for 385,135 shares of common stock.

Common Stock Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	5,074,489	$5.25	4.34	$9,554,827
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	(2,057)	592.49	-	-
Balance at March 31, 2022	5,072,432	$5.01	4.09	$2,671,481
Exercisable as of March 31, 2022	5,072,432	$5.01	4.09	$2,671,481

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.66 for the Company’s common shares on March 31, 2022. All warrants were vested on date of grant.

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the three months ended March 31, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	520,270	$0.002	-	$3,151,796
Granted	-	-	-	-
Exercised	(385,135)	0.002	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2022	135,135	$0.002	-	$629,459
Exercisable as of March 31, 2022	135,135	$0.002	-	$629,459

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $4.66 for the Company’s common shares on March 31, 2022.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	27,500	$8.00	2.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2022	27,500	$8.00	2.70	$-
Exercisable as of March 31, 2022	27,500	$8.00	2.70	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.66 for the Company’s common shares on March 31, 2022. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 8 – Commitments and Contingencies

Scientific Advisory Board

On February 1, 2021, the Company formed the Scientific Advisory Board to (i) provide strategic advice and make recommendations to management regarding current and planned research and development programs, (ii) advise management regarding the scientific merit of technology or products involved in licensing and acquisition opportunities and (iii) provide strategic advice to management regarding emerging science and technology issues and trends. During the three months ended March 31, 2022 and 2021, the Company incurred costs of $48,000 and $29,000, respectively. These expenses are included in Research and Development Expenses on the Condensed Consolidated Statement of Comprehensive Loss.

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

Note 9 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements as of March 31, 2022 and 2021.

Mr. Jonnie Williams, Sr.

The Company recorded an obligation to Mr. Williams, a shareholder, for various expenses incurred on behalf of the Company between 2016 and 2019. The balance due of $14,577 was paid on April 28, 2021.

Supera Aviation I, LLC

In October 2018, the Company entered a three-year leasing agreement with Supera Aviation I, LLC, a company owned by a shareholder, for a Gulfstream IV-SP aircraft with an annual leasing fee of $600,000. The Company incurred expenses totaling $150,000 for the three months ended March 31, 2021.

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

In May 2019, the pre-Merger MyMD entered into a revolving credit facility which allows for borrowings of up to $5,000,000 with a shareholder. The facility had an initial term of 18 months, which was extended to July 31, 2021 and further extended to December 31, 2022, at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. Pursuant to the terms of the agreement, the Company must issue a number of common stock options to the lender based on the total borrowings under the facility, with each dollar borrowed requiring the issuance of one common stock option. Upon issuance, each common stock option will immediately vest at an exercise price of $2.59. The Company recorded accretion of the debt discount totaling $608,460 during the three months ended March 31, 2021.

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

The Company made matching contributions to the 401(k) Plan during the three months ended March 31, 2022 and 2021 of $8,750 and $0, respectively.

Note 11—Paycheck Protection Program Loan

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

Note 12—Patent assignment and royalty agreement

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed Item 1A of this Quarterly Report on Form 10-Q, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to MyMD Pharmaceuticals, Inc.

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (the “SEC” and such reports, collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Following the closing of the Merger and the Contribution Transaction described below that occurred on April 16, 2021, we have been focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD:

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

In connection with the closing of the Merger, we changed our name to MyMD Pharmaceuticals, Inc. and its NASDAQ trading symbol to MYMD. For additional information concerning the Merger, please see Note 3 to the Company’s Condensed Consolidated Financial Statements.

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

On April 16, 2021, pursuant to the Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax and, for the limited purpose set forth therein, Premas, the parties consummated the transactions contemplated therein. Pursuant to the Contribution Agreement, effective upon the closing of the Merger, the Company agreed (i) to contribute an amount in cash equal to $1,500,000 to Oravax and (ii) cause Cystron to contribute substantially all of the assets associated with its business or developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax (the “Contribution Transaction”). In consideration for the Company’s commitment to consummate the Contribution Transaction, Oravax issued to the Company 390,000 shares of its capital stock (equivalent to 13% of Oravax’s outstanding capital stock on a fully diluted basis) and assumed all of the obligations or liabilities in respect of the assets of Cystron (excluding certain amounts due to Premas), including the obligations under the license agreement with Premas. In addition, Oravax agreed to pay future royalties to the Company equal to 2.5% of all net sales of products (or combination products) manufactured, tested, distributed and/or marketed by Oravax or its subsidiaries. For additional information concerning the Contribution Transaction, please see Note 3 to the Company’s Condensed Consolidated Financial Statements.

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

We anticipate that our expenses will increase significantly as we:

●	advance the development of our MYMD-1 and Supera-CBD;
●	initiate and continue research and preclinical and clinical development of potential new product candidates;
●	maintain, expand and protect our intellectual property as it pertains to MYMD-1 and Supera-CBD;
●	expand our infrastructure and facilities to accommodate our growing employee base and ongoing development activities;
●	establish agreements with contract research organizations, or CROs, and third-party contract manufacturing organizations, or CMOs, in connection with our Supera-CBD preclinical studies, MYMD-1 ongoing and planned clinical trials, Supera-CBD clinical trials and the development of our manufacturing capabilities for MYMD-1 and Supera-CBD;
●	develop the large-scale manufacturing processes and capabilities for the commercialization of our MYMD-1 and Supera-CBD drug products;
●	seek marketing approvals for our MYMD-1 and Supera-CBD product candidates that successfully complete clinical trials and
●	establish a sales, marketing and distribution infrastructure to commercialize MYMD-1 and Supera-CBD should we obtain marketing approval

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

Other Income (Expense), net

Other income (expense), net consists of interest and dividends earned on our cash, cash equivalents, and investments, losses on the sale of marketable securities, losses on equity investments, gains on the forgiveness of debt and an uninsured casualty loss.

RESULTS OF OPERATIONS

Summary of Statements of Operations for the Three Months Ended March 31, 2022 and 2021

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,		Percent
Description	2022	2021	Change
Operating Expenses
General and Administrative	$1,395,112	$1,078,163	29.4
Research and Development	2,629,741	1,350,976	94.7
Interest Expense & Accretion of Debt Discount	-	660,564	(100.0)
Stock Based Compensation	97,000	-	100.0
Total Operating Expenses	$4,121,853	$3,089,703	33.4
Loss from Operations	(4,121,853)	(3,089,703)	33.4
Other Expense	(180)	-	-
Net Loss	$(4,122,033)	$(3,089,703)	33.4

Revenue

We had no revenue during the three months ended March 31, 2022 and March 31, 2021.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 totaled $2,629,741 as compared to $1,350,976 for the three months ended March 31, 2021.

The table below summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,		Percent
Description	2022	2021	Change
Salaries and Wages	$211,420	$175,149	20.7
Development Programs	1,479,472	931,872	58.8
Professional Services	-	10,535	(100.0)
Regulatory Expenses	932,563	192,990	383.2
Other Research and Development Expenses	6,286	40,430	(84.5)
Total Research and Development Expenses	$2,629,741	$1,350,976	94.7

Salaries and wages increased $36,271 for the three months ended March 31, 2022. The increase is attributed to the addition of an additional staff position.

Development program costs include those associated with pre-clinical development, clinical trials and other manufacturing and development programs. Costs increased $547,600 for the three months ended March 31, 2022 related to the advancement of pre-clinical toxicology studies, Phase I clinical trials and the acquisition of base compounds for current and future trials.

Professional services costs declined $10,535 for the three months ended March 31, 2022. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses increased $739,573 for the three months ended March 31, 2022. These expenses include clinical research organizations (CRO) and regulatory consulting fees associated with Phase 2 clinical study designs, protocol preparations and the maintenance of FDA Investigational New Drug Applications (IND).

Other research and development expenses declined $34,144 for the three months ended March 31, 2022. These expenses include laboratory supplies, training and travel for department personnel while working with third party trial sites.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2022, totaled $1,395,112, as compared to $1,078,163 for the three months ended March 31, 2021.

The table below summarizes our administrative expenses for the three months ended March 31, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,		Percent
Description	2022	2021	Change
Personnel Costs	$354,653	$162,815	117.8
Professional Service Costs	347,614	463,514	(25.0)
Stock Market & Investor Relations Costs	270,070	45,895	488.5
Other Administrative Costs	422,775	405,939	4.1
Total Administrative Expense	$1,395,112	$1,078,163	29.4

Personnel costs increased $191,838 for the three months ended March 31, 2022. Two additional staff members were acquired during the merger with Akers Biosciences and a 20% allocation for two research and development staff members has been made to account for their administrative duties.

Professional services costs declined $115,900 during the three months ended March 31, 2022. These costs included legal and accounting and specialized consulting services related to the merger as well as other legal and accounting services regularly incurred in the course of business.

Stock market and investor relations costs increased $224,175 during the three months ended March 31, 2022. These costs include the annual NASDAQ listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual and special shareholder meetings. Prior to the Merger, MyMD Florida was not a reporting company and did not experience the costs associated with a publicly reporting entity.

Other administrative expenses increased $16,836 for the three months ended March 31, 2022. These costs include Board expenses, business insurance, corporate travel and the settlement of shareholder litigation related to the merger.

Interest Expense and Accretion of Debt Discount

Interest expense and the accretion of the debt discount on the line-of-credit declined $660,564 during the three months ended March 31, 2022. The line-of-credit included a requirement to issue one share of stock for each dollar borrowed. The fair market value, as determined using Black-Scholes, was amortized over the remaining life of the credit line. The line of credit also carried an annualized 5% interest rate.

The line of credit was terminated on April 16, 2021 in relation to the merger and was paid in full on April 28, 2021.

Stock-Based Compensation

During the three months ended March 31, 2022, we issued 200,000 stock options to an employee with an issue date fair value of $3.59 per option. The options expire January 28, 2029 and are subject to a variable vesting schedule. For the three months ended March 31, 2022, we recognized expenses of $81,002.

We issued 4,040 restricted stock units with an issue date fair value of $3.96 per RSU. These units vested upon issue. For the three months ended March 31, 2022, we recognized expenses of $15,998.

Other Income and Expense

Other expense, net of income, for the three months ended March 31, 2022, totaled $180. Other income, net of expense, for the three months ended March 31, 2021 totaled $0.

The table below summarizes our other income and expenses for the three months ended March 31, 2022 and 2021, as well as the percentage of change year-over-year:

	For the Three Months Ended March 31,		Percent
Description	2022	2021	Change

Realized Loss on Investments	$1,650	$-	100.0%
Equity Investments Losses	3,092	-	100.0%
Interest and Dividend Income	(120)	-	100.0%
Gain on Recovery of Casualty Loss	(4,442)	-	100.0%
Total Other Expense, Net of Income	$180	$-	100.0%

Realized losses on investments were $1,650 for the three months ended March 31, 2022 as compared to $0 for the same period in 2021.

Equity investment losses were $3,092 for the three months ended March 31, 2022 as compared $0 for the same period in 2021. The losses were due to a decrease in the fair market value of the equity investments.

Interest and dividend income increased to $120 for the three months ended March 31, 2022 compared to $0 for the three months ended March 31, 2021.

We recovered $4,442 of the uninsured casualty losses identified in October 2021.

Liquidity and Capital Resources

As of March 31, 2022, our cash on hand totaled $1,189,223 and marketable securities totaling $7,998,891. We incurred a net loss of $4,122,033 for the three months ended March 31, 2022. As of March 31, 2022, we had working capital of $7,605,453, shareholders’ equity of $19,622,141 and an accumulated deficit of $82,683,601. During the three months ended March 31, 2022, cash flows used in operating activities were $2,366,182 consisting primarily of a net loss of $4,122,033 offset by an increase in trade and other payables of $1,431,487. Since the Company’s inception, we have met our liquidity requirements principally through the sale of our common stock in public offerings and private placements.

Management has evaluated the Company’s current cash requirements for operations in conjunction with management’s strategic plan (which includes financing activities) and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of March 31, 2022 as they fall due within the next twelve-month period , alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

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

Operating Activities

Our net cash used by operating activities totaled $2,366,182 during the three months ended March 31, 2022. Net cash used consisted principally of the net loss of $4,122,033 partially offset by an increase in trade and other payables of $1,431,487.

Our net cash used by operating activities totaled $1,505,182 during the three months ended March 31, 2021. Net cash used consisted principally of the net loss of $3,089,703 partially offset by non-cash accretion of the debt discount of $608,460 and an increase in trade and other payables of $927,935.

Investing Activities

Our net cash provided by investing activities totaled $2,999,438 for the three months ended March 31, 2022, as compared to cash provided by investing activities total $0 during the three months ended March 31, 2021. During the three months ended March 31, 2022, we purchased securities totaling $562 (2021: $0) and sold securities totaling $3,000,000 (2021: $0).

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $0 as compared to $1,794,182 during the three months ended March 31, 2021. During the three months ended March 31, 2021 we received $1,800,000 in net proceeds from the bridge loan and paid $5,818 on the line-of-credit.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting estimates have not changed materially from those previously reported in our Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2021 on Form 10-K, as filed with the SEC on March 31, 2022. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

Currently, MyMD Florida has 15 issued U.S. patents, 10 foreign patents, three pending U.S. patent applications and 19 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea and one pending international patent application, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022, other than those previously reported in a Current Report on Form 8-K.

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

MYMD PHARMACEUTICALS, INC.

Date: May 16, 2022	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

