Form 10-Q
period 2022-06-30
MyMD Pharmaceuticals, Inc.
filed 2022-08-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 12, 2022, there were 38,058,245 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 of MyMD Pharmaceuticals, Inc., which was formerly known as Akers Biosciences, Inc. prior to the consummation on April 16, 2021 of the merger described below.

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

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional information.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(unaudited)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$1,115,174	$555,967
Marketable Securities	4,505,825	11,003,071
Prepaid Expenses	1,371,407	1,106,347

Total Current Assets	6,992,406	12,665,385

Non-Current Assets
Operating Lease Right-of-Use Assets	170,226	149,009
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,168,765	12,147,548

Total Assets	$19,161,171	$24,812,933

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,841,535	$986,626
Operating Lease Liability	61,519	53,240

Total Current Liabilities	2,903,054	1,039,866

Non-Current Liabilities
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability, net of current portion	109,792	95,911

Total Non-Current Liabilities	139,774	125,893

Total Liabilities	$3,042,828	$1,165,759

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized		-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of June 30, 2022 and December 31, 2021	144,524	144,524

Common stock, no par value, 500,000,000 shares authorized 38,058,245 and 37,673,110 issued and outstanding as of June 30, 2022 and December 31, 2021	102,293,464	102,064,218
Accumulated Deficit	(86,319,645)	(78,561,568)

Total Shareholders’ Equity	16,118,343	23,647,174

Total Liabilities and Shareholders’ Equity	$19,161,171	$24,812,933

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Administrative Expenses	1,346,763	1,540,392	2,741,875	2,618,555
Research and Development Expenses	2,163,968	1,661,265	4,793,711	3,012,242
Interest Expense and Debt Discount	-	40,526	-	701,090
Amortization of Intangible Assets	-	-	-	-
Stock Option Modification Expenses	132,246	15,036,051	229,245	15,036,051

Loss from Operations	(3,642,977)	(18,278,234)	(7,764,831)	(21,367,938)

Other (Income) Expenses
Interest and Dividend Income	(5,986)	(5,641)	(6,106)	(5,641)
(Gain)/Loss on Sale of Marketable Securities	1,999	(41,447)	3,649	(41,447)
Unrealized (Gain)/Loss on Marketable Securities	(2,947)	41,447	145	41,447
Gain on Debt Forgiveness	-	(180,257)	-	(180,257)
Uninsured Casualty Loss	-	-	(4,442)	-

Total Other Income	(6,934)	(185,898)	(6,754)	(185,898)

Loss Before Income Tax	(3,636,043)	(18,092,336)	(7,758,077)	(21,182,040)

Income Tax Benefit	-	-	-	-

Net Loss	$(3,636,043)	$(18,092,336)	$(7,758,077)	$(21,182,040)

Basic and Diluted loss per common share	$(0.09)	$(0.50)	$(0.20)	$(0.66)

Weighted average basic and diluted common shares outstanding	38,325,311	35,906,891	38,224,679	32,250,413

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

	Series D Convertible
	Preferred Stock		Common Stock
				Common	Accumulated	Total
	Shares	Series D	Shares	Stock	Deficit	Equity
Balance at December 31, 2021	72,992	$144,524	37,673,110	$102,064,218	$(78,561,568)	$23,647,174
Exercise of prepaid equity forward contracts for common stock	-	-	385,135	-	-	-
Stock-based compensation – stock options	-	-	-	81,002	-	81,002
Stock-based compensation – restricted stock units	-	-	-	15,998	-	15,998
Net loss	-	-	-	-	(4,122,034)	(4,122,034)

Balance at March 31, 2022	72,992	$144,524	38,058,245	$102,161,218	$(82,683,602)	$19,622,140
Stock-based compensation – stock options	-	-	-	132,246	-	132,246
Net loss	-	-	-	-	(3,636,043)	(3,636,043)

Balance at June 30, 2022	72,992	$144,524	38,058,245	$102,293,464	$(86,319,645)	$16,118,343

			Common Stock
	Series D				Common
	Convertible Preferred Stock			Common Stock	Stock Par	Additional Paid-In	Accumulated	Total
	Shares	Series D	Shares	No Par	$0.0001	Capital	Deficit	Equity
Balance at December 31, 2020 (restated)	-	$-	28,553,307		$4,004	43,411,487	$(48,672,525)	$(5,257,034)
Net loss	-	-	-	-	-		(3,089,704)	(3,089,704)

Balance at March 31, 2021	-	$-	28,553,307	$-	$4,004	$43,411,487	$(51,762,229)	$(8,346,738)
Reverse merger with Akers Biosciences Inc effective April 16, 2021	72,992	144,524	8,335,627	85,748,325	(4,004)	(43,411,487)	-	42,477,358
Modification of the terms of 4,188,315 pre-merger MyMD stock options per the terms of the merger agreement	-	-	-	15,036,051	-	-	-	15,036,051
Exercise of prepaid equity forward contracts for common stock	-	-	466,716	-	-	-	-	-
Net loss			-	-	-	-	(18,092,336)	(18,092,336)

Balance at June 30, 2021	72,992	$144,524	37,355,650	$100,784,376	$-	$-	$(69,854,565)	$31,074,335

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,758,077)	$(21,182,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest/dividends	-	4,496
Amortization of debt discount	-	608,460
Amortization of intangible assets	-	-
Gain on sale of marketable securities	3,649	(41,447)
Unrealized loss on marketable securities	145	41,447
Gain on forgiveness of debt	-	(180,258)
Stock based compensation
Options modification expense	-	15,036,051
Options issued to key employees	208,332	-
Options issued to non-employees	4,916	-
Restricted stock units to non-employees	15,998	-
Change in assets and liabilities
Prepaid Expenses	(265,060)	(557,279)
Trade and Other Payables	1,854,909	(1,988,204)
Operating Leases	943	278
Net cash used by operating activities	(5,934,245)	(8,258,496)

Cash flows from investing activities:
Purchases of marketable securities	(6,548)	(10,137)
Proceeds from sale of marketable securities	6,500,000	9,983,176
Net cash received in business combination	-	1,380,852
Net cash provided by investing activities	6,493,452	11,353,891

Cash flows from financing activities
Consumed by the payoff of the line of credit – related party	-	(3,062,444)
Net proceeds from line of credit - related party	-	120,000
Net proceeds from note payable	-	1,826,137
Net cash provided (used) by financing activities	-	(1,116,307)

Net increase in cash	559,207	1,979,088
Cash at beginning of period	555,567	148,284
Cash at end of period	$1,115,174	$2,127,372

Supplemental cash flow information
Cash paid for:
Interest	$-	$271,800
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Operating lease right-of-use asset obtained in exchange for lease obligation	$53,196	$-
Investment in Oravax, Inc. included in trade and other payables.	$-	$1,500,000

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation (“MyMD”). These condensed consolidated financial statements include four wholly owned subsidiaries as of June 30, 2022, MyMD Pharmaceuticals (Florida), Inc. (“MyMD Florida”), XYZ Merger Sub, Inc. (“Merger Sub”), Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2021 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2022 may not be necessarily indicative of the operating results expected for the full year.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2022 and December 31, 2021.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2022	$4,505,825	$-	$-

Marketable securities at December 31, 2021	$11,003,071	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of June 30, 2022, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three and six months ended June 30, 2022 was a gain of $2,947 and a loss of $145, respectively.

Gains and losses resulting from the sales of marketable securities were losses of $1,999 and gains of $41,447 for the three months ended June 30, 2022 and 2021, respectively, and losses of $3,649 and gains of $41,447 for the six months ended June 30, 2022 and 2021, respectively

Proceeds from the sales of marketable securities in the six months ended June 30, 2022 were $6,500,000. Proceeds from the sales of marketable securities in the six months ended June 30, 2021 were $9,983,176.

(g) Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are comprised principally of prepaid insurance and research and development expenses.

(h) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with three banks as of June 30, 2022.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of August 15, 2022, the Company has 16 issued U.S. patents, 14 foreign patents, three pending U.S. patent applications and 17 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

(o) Right-of-Use Assets

The Company leased a facility in Tampa, Florida (“Hyde Park”) under an operating lease (“Hyde Park Lease”) with annual rentals of $22,048 to $23,320 plus certain operating expenses. The Hyde Park facility housed the MyMD Florida operations. The Hyde Park Lease took effect on July 1, 2019 for a term of 36 months to expire on June 30, 2022. The Company cancelled the Hyde Park lease in March 2022 without penalty.

The Company leased an aircraft under an operating lease (“Supera Aviation Lease”) with annual rentals of $600,000 plus certain operating expenses. The Supera Aviation Lease took effect on October 26, 2018 for a term of 36 months to expire on September 26, 2021. The Company cancelled the Supera Aviation Lease in April 2021 without penalty.

The Company leased a facility in Baltimore, Maryland (“2020 Wolfe St”) under an operating lease (“2020 Baltimore Lease”) with annual rentals of $24,000 to $25,462 plus certain operating expenses. The 2020 Baltimore Lease took effect on November 9, 2020 for a term of 12 months with automatic renewals unless a sixty day notice was provided. The initial term expired on November 30, 2021. On November 17, 2021, the 2020 Baltimore Lease was cancelled without penalty.

The Company leases a facility in Baltimore, Maryland (“2021 Wolfe St”) under an operating lease (“2021 Baltimore Lease”) with annual rentals of $52,800 to $56,016 plus certain operating expenses. The 2021 Baltimore Lease took effect on November 17, 2021 for a term of 12 months with automatic renewals unless a sixty day notice is provided. The initial term expires on November 30, 2022.

The Company leases a facility in Tampa, Florida (“Platt St”) under an operating lease (“Platt Street Lease”) with annual rentals of $22,030 to $23,259 plus certain operating expenses. The Platt Street Lease took effect on April 1, 2022 for a term of 36 months. The initial term expires on March 31, 2025.

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

The Company’s operating leases are comprised of the Supera Aviation Lease, the Hyde Park Lease, the 2020 Baltimore Lease and the 2021 Baltimore Lease and the Platt Street Lease on the Condensed Consolidated Balance Sheet. The information related to these leases are presented below:

	As of June 30, 2022			As of December 31, 2021
	Platt Street	2021 Baltimore		Hyde Park	2021 Baltimore
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$54,135	$116,091	$170,226	$12,156	$136,853	$149,009
Lease Payable, current	17,537	43,982	61,519	12,164	41,076	53,240
Lease Payable - net of current	36,750	73,042	109,792	-	95,911	95,911

The following provides details of the Company’s lease expense:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Platt Street	2021 Baltimore		Supera Aviation	Hyde Park	2020 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$5,660	$13,600	$19,260	$-	$6,257	$6,182	$12,439

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Hyde Park	Platt Street	2021 Baltimore		Supera Aviation	Hyde Park	2020 Baltimore
Lease Expenses	Lease	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$4,171	$5,660	$26,400	$36,231	$150,000	$12,513	$12,364	$174,877

Other information related to leases is presented below:

	As of June 30, 2022
	Hyde	Platt	2021 Baltimore
Other Information	Park Lease	Street Lease	Lease	Total
Operating Leases
Operating cash used	$4,622	$-	$26,466	$31,088
Average remaining lease term	-	33	29	31
Average discount rate	10.0%	10.0%	10.0%	10.0%

As of June 30, 2022, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	As of June 30, 2022
	Platt	2021 Baltimore
	Street Lease	Lease	Total
For Years Ending December 31,
2022 (six months)	$11,015	$26,532	$37,547
2023	22,485	54,520	77,005
2024	23,103	51,348
2025	5,814	-	5,814
Total future minimum lease payments, undiscounted	$62,417	$132,400	$120,366
Less: Imputed interest	152	934	1,086
Present value of future minimum lease payments	$62,265	$131,466	$193,731

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2022, and December 31, 2021, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three and six months ended June 30, 2022 and 2021 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three and six months ended June 30, 2022 and 2021, common stock equivalents were anti-dilutive.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stock Options	4,476,737	4,188,315	4,476,737	4,188,315
Warrants to purchase common stock	5,072,432	5,363,547	5,072,432	5,363,547
Pre-funded Warrants to purchase common stock	135,135	520,270	135,135	520,270
Unvested Restricted Stock Units	2,795,000	-	2,795,000	-
Series D Preferred Convertible Stock	36,496	36,496	36,496	36,496
Warrants to purchase Series C Preferred stock	27,500	27,500	27,500	27,500
Total potentially dilutive shares	12,543,300	10,136,128	12,543,300	10,136,128

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

In accordance with ASC 805, the Company accounted for the transaction as a reverse merger with Akers Biosciences, Inc. (“Akers”) as the legal acquirer and pre-Merger MyMD Florida as the accounting acquirer. As a result of the transaction, the Company recognized Goodwill totalling $10,498,539 based upon Akers’ pre-merger market capitalization of $42,477,346 less net tangible assets of $31,978,807.

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

Liquidity

As of June 30, 2022, the Company’s cash on hand was $1,115,174 and marketable securities were $4,505,825. The Company has incurred a net loss from operations of $7,758,077 for the six months ended June 30, 2022. As of June 30, 2022, the Company had working capital of $4,089,352 and stockholders’ equity of $16,118,343 including an accumulated deficit of $86,319,645. During the six months ended June 30, 2022, cash flows used in operating activities were $5,934,245, consisting primarily of a net loss of $7,758,077 offset by an increase in trade and other payables of $1,854,909. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, inclusive of the funding obtained through the definitive agreement executed on August 15, 2022 (Note 13), are sufficient to fund its current operating budget and contractual obligations as of June 30, 2022 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	June 30, 2022	December 31, 2021

Accounts Payable – Trade	$2,618,109	$867,518
Accrued Expenses	223,426	119,108
	$2,841,535	$986,626

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

As of June 30, 2022 and December 31, 2021 MyMD had advanced MyMD Florida $3,000,000 under the Bridge Loan Note plus accrued interest totalling $26,137. The balance of $3,026,137 as of June 30, 2022 and December 31, 2021, respectively, were eliminated on consolidation.

Note 6 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s common stock. As of June 30, 2022, grants of restricted stock and options to purchase 1,406 shares of Common Stock have been issued pursuant to the 2013 Plan, and 756 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s common stock. As of June 30, 2022, grants of options to purchase 4,188,315 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s common stock. As of June 30, 2022, grants of restricted stock and options to purchase 2,538 shares of Common Stock have been issued pursuant to the 2017 Plan, and 978 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 560,063 shares of the Company’s common stock. As of June 30, 2022, grants of RSUs and restricted stock to purchase 263,026 shares of Common Stock have been issued pursuant to the 2018 Plan, and 297,037 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 7,228,184 shares of the Company’s common stock. As of June 30, 2022, grants of RSUs and stock options to purchase 3,099,040 shares of Common Stock have been issued pursuant to the 2021 Plan, and 4,129,144 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the six months ended June 30, 2022:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2021	4,176,737	$2.59	$2.59	1.29	$14,493,284
Granted	300,000	3,41	3.41	6.05	-
Exercised					-
Forfeited	-	-	-		-
Canceled/Expired	-	-	-	-	-
Balance at June 30, 2022	4,476,737	2.64	2.64	1.15	-
Exercisable as of June 30, 2022	4,276,737	2.56	2.58	0.89	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.17 for the Company’s common shares on June 30, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021.

On January 28, 2022, the Company’s Compensation Committee approved the issuance of 200,000 stock options under the 2021 Stock Incentive Plan. These shares had a grant date fair value of $3.59 per share or a cumulative fair market value of $717,660 as calculated using Black-Scholes (exercise price $3.96 per share, stock price $3.96 per share, volatility of 124.43%, discount rate of 1.74% and seven year term). The grant was segmented into four vesting tranches triggered by performance achievements and expire on January 28, 2029. The Company is amortizing the expenses over the vesting cycles of the individual tranches.

On June 21, 2022, the Company granted 100,000 stock options under the 2021 Stock Incentive Plan to a third-party consultant in consideration of services rendered. These shares had a grant date fair value of $2.30 per share or a cumulative fair market value of $199,360 as calculated using Black-Scholes (exercise price $2.30 per share, stock price $2.30 per share, volatility of 130.51%, discount rate of 3.24% and five year term). The grant vested immediately and expire on June 21, 2027. The Company is amortizing the expense over twelve months, the term of the consulting agreement.

During the three months ended June 30, 2022 and 2021, the Company incurred stock option expenses totalling $132,246 and $15,036,051, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred stock option expenses totalling $213,248 and $15,036,051, respectively. The unamortized stock option expenses as of June 30, 2022 and 2021 totalled $703,772 and $0, respectively.

4,276,737 shares of the Company’s outstanding stock options are fully vested and exercisable.

Assumption of MyMD Florida Stock Options

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of pre-Merger MyMD Florida common stock. As of June 30, 2022, options to purchase 4,188,315 shares of common stock have been issued pursuant to the plan and 0 shares of common stock remain available for issuance.

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

Restricted Stock Units

On September 11, 2020, the Compensation Committee of the Board of Directors approved grants totalling 394,680 Restricted Stock Units to the Company’s four directors. Each RSU had a grant date fair value of $4.48 which shall be amortized on a straight-line basis over the vesting period into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2018 Plan, as amended. Fifty percent (50%) of each RSU will vest on the first anniversary date of the Grant and the remaining fifty percent (50%) will vest on the second anniversary date; provided that the RSUs shall vest immediately upon the occurrence of (i) a change in control, provided that the director is employed by or providing services to the Company and its affiliates on the closing date of such change of control, or (ii) the director’s termination of employment of service by the Company was without cause.

On April 16, 2021, concurrently with the closing of the Merger, pursuant to the terms of the RSU Agreements between the Company and four board of directors, the 394,680 RSUs granted on September 11, 2020 under the 2018 Plan, as amended, accelerated and vested in full.

Per the terms of the RSU agreements, the Company, at the Company’s sole discretion, may settle the RSUs in cash, or part cash and part common stock. As there is no intention to settle the RSUs in cash, the Company accounted for these RSUs as equity.

Pre-merger Akers Biosciences, Inc. recorded expenses totalling $979,758 for the acceleration of the vesting of 394,680 RSUs, the holders immediately surrendered 139,457 RSUs with a fair market value of $688,913 for the withholding of federal and state income taxes, as directed by the holders, which was recorded as Payroll Taxes Payable on the date of the Merger. The withholding obligations were paid by the Company on June 30, 2021. As of August 12, 2022, the vested RSUs have not been converted to common shares of the Company.

On October 14, 2021, the Compensation Committee of the Board of Directors approved grants totalling 2,795,000 Restricted Stock Units to the Company’s six directors and seven key employees. Each RSU had a grant date fair value of $8.09 which will be amortized upon vesting into administrative expenses within the Condensed Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2021 Plan. Vesting of each RSU is:

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

The following is the status of outstanding restricted stock units outstanding as of June 30, 2022 and changes for the six months ended June 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2021	2,795,000	$8.09
Granted	4,040	3.96
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at June 30, 2022	$2,799,040	$8.08
Exercisable as of June 30, 2022	$4,040	$3.96

As of June 30, 2022 and December 31, 2021, the unamortized value of the RSUs was $22,611,550.

Note 7 – Equity

Preferred Stock

The holders of preferred shares or preferred warrants are entitled to vote per share, as limited by the Certificate of Designation for each class of preferred shares or warrants, at meetings of the Company. As of June 30, 2022, 50,000,000 shares of Preferred Stock were authorized and four classes of Preferred Stock or Warrants are designated.

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

As of June 30, 2022, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 36,496 underlying shares of the Company Common Stock.

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

On December 9, 2021, holders of 11,576 common stock options were exercised for 11,576 shares of the Company’s common stock at an exercise price of $2.59 per common share. The net proceeds of $29,982 is recorded as a non-current liability on the Condensed Consolidated Balance Sheet as of June 30, 2022. The accumulated proceeds from the exercise of these stock options will be distributed to the former shareholders of MyMD Florida per the terms of the Merger Agreement.

On February 16, 2022, 385,135 prefunded warrants were exercised in exchange for 385,135 shares of common stock.

Common Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	5,074,489	$5.25	4.34	$9,554,827
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	(2,057)	592.49	-	-
Balance at June 30, 2022	5,072,432	$5.01	3.85	$-
Exercisable as of June 30, 2022	5,072,432	$5.01	3.85	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.17 for the Company’s common shares on June 30, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021. All warrants were vested on date of grant.

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the six months ended June 30, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	520,270	$0.002	-	$3,151,796
Granted	-	-	-	-
Exercised	(385,135)	0.002	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2022	135,135	$0.002	-	$292,973
Exercisable as of June 30, 2022	135,135	$0.002	-	$292,973

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $2.17 for the Company’s common shares on June 30, 2022.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	27,500	$8.00	2.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2022	27,500	$8.00	2.45	$-
Exercisable as of June 30, 2022	27,500	$8.00	2.45	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.17 for the Company’s common shares on June 30, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 8 – Commitments and Contingencies

Scientific Advisory Board

On February 1, 2021, the Company formed the Scientific Advisory Board to (i) provide strategic advice and make recommendations to management regarding current and planned research and development programs, (ii) advise management regarding the scientific merit of technology or products involved in licensing and acquisition opportunities and (iii) provide strategic advice to management regarding emerging science and technology issues and trends. During the three months ended June 30, 2022 and 2021, the Company incurred costs of $50,000 and $42,000, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred costs of $98,000 and $71,000, respectively. These expenses are included in Research and Development Expenses on the Condensed Consolidated Statement of Comprehensive Loss.

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

On September 23, 2021, the Court granted MyMD Pharmaceutical, Inc.’s (“MyMD’s”) Motion to Dismiss Plaintiff’s Amended Complaint and dismissed Plaintiff’s Amended Complaint. The Court indicated that Mr. Akers is “free to file another complaint, however, tort-based ‘Pierce’ allegations, and/or CEPA claims are barred by the statute of limitations.”

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

On May 27, 2022, the Court granted-in-part and denied-in-part MyMD’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, MyMD filed its Answer, which included affirmative defences.

All legal fees incurred were expensed as and when incurred.

Note 9 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements as of June 30, 2022 and 2021.

Mr. Jonnie Williams, Sr.

The Company recorded an obligation to Mr. Williams, a shareholder, for various expenses incurred on behalf of the Company between 2016 and 2019. The balance due of $14,577 was paid on April 28, 2021.

Supera Aviation I, LLC

In October 2018, the Company entered a three-year leasing agreement with Supera Aviation I, LLC, a company owned by a shareholder, for a Gulfstream IV-SP aircraft with an annual leasing fee of $600,000. The Company incurred expenses totalling $150,000 for the six months ended June 30, 2021.

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

In May 2019, the pre-Merger MyMD entered into a revolving credit facility which allows for borrowings of up to $5,000,000 with a shareholder. The facility had an initial term of 18 months, which was extended to July 31, 2021 and further extended to December 31, 2022, at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. Pursuant to the terms of the agreement, the Company must issue a number of common stock options to the lender based on the total borrowings under the facility, with each dollar borrowed requiring the issuance of one common stock option. Upon issuance, each common stock option will immediately vest at an exercise price of $2.59. The Company recorded accretion of the debt discount totalling $0 and $608,460, respectively, during the three and six months ended June 30, 2021.

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

The Company made matching contributions to the 401(k) Plan during the three months ended June 30, 2022 and 2021 of $11,849 and $2,888, respectively. The Company made matching contributions to the 401(k) Plan during the six months ended June 30, 2022 and 2021 of $20,598 and $2,888, respectively.

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

The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an annual interest rate of 1%, with a deferral of payments through the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender. The Company was notified on June 1, 2021 that the loan totalling $70,600 was forgiven which was recorded as a gain on debt forgiveness on the Condensed Consolidated Statement of Comprehensive Loss.

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

Note 13 – Subsequent Events

On July 7, 2022, the Company agreed to issue 50,167 shares of restricted common stock with a fair market value of $2.99 per share or $150,000 and 38,265 common stock warrants with an exercise price of $5.48 with a fair market value of $75,000 to a vendor for marketing services.

August 2022 Offering

On August 15, 2022, the Company entered into a definitive agreement to sell 1,411,764 shares of Common Stock in a registered direct offering and issue warrants to purchase up to 1,411,764 shares of Common Stock in a private placement for gross proceeds of approximately $6.0 million, before deducting placement agent fees and offering expenses payable by the Company. Dawson James Securities, Inc. acted as lead placement agent for the offering and Katalyst Securities served as a financial advisor.

All of the securities being sold in the offering were offered by MyMD. At closing, the Company expects to receive net proceeds from the offering of approximately $5.4 million, after deducting placement agent fees and offering expenses payable by the Company. The Company intends to use the net proceeds from this offering for working capital and to fund other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to MyMD Pharmaceuticals, Inc.

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

Effective as of 4:05 pm Eastern Time on April 16, 2021, we filed an amendment to our Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split. As a result of the Reverse Stock Split, immediately following the effective time of the Merger, every two shares of our Common Stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of our Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Each stockholder who did not have a number of shares evenly divisible pursuant to the Reverse Stock Split ratio and who would otherwise be entitled to receive a fractional share of our Common Stock was entitled to receive an additional share of our Common Stock.

In connection with the closing of the Merger, we changed our name to MyMD Pharmaceuticals, Inc. and our NASDAQ trading symbol to MYMD. For additional information concerning the Merger, please see Note 3 to the Company’s Condensed Consolidated Financial Statements.

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

Recent Developments

August 2022 Offering

On August 15, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited and institutional investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell in a registered direct offering (the “Registered Direct Offering”) 1,411,764 shares (the “Shares”) of the Company’s Common Stock to the Purchasers at an offering price of $4.25 per share and associated Investor Warrant (as defined below). Pursuant to the Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offering”), the Company is also selling to the Purchasers unregistered warrants (the “Investor Warrants”) to purchase up to an aggregate of 1,411,764 shares of Common Stock, representing 100% of the shares of Common Stock that may be purchased in the Registered Direct Offering (the “Warrant Shares”). The Investor Warrants are exercisable at an exercise price of $5.25 per share, are exercisable six months following the date of issuance and have a term of exercise equal to five years from the initial exercise date.

The Company expects to receive net proceeds from the sale of the Shares, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.4 million. The Company intends to use the net proceeds for working capital and general corporate purposes.

The Offering is expected to close on August 17, 2022, subject to satisfaction of customary closing conditions.

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

RESULTS OF OPERATIONS

Summary of Statements of Operations for the Three Months Ended June 30, 2022 and 2021

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		Percent
Description	2022	2021	Change
Operating Expenses
General and Administrative	$1,346,763	$1,540,392	(12.6)
Research and Development	2,163,968	1,661,265	30.3
Interest Expense & Accretion of Debt Discount	-	40,526	(100.0)
Stock Based Compensation	132,246	15,036,051	(99.1)
Total Operating Expenses	$3,642,977	$18,278,234	(80.1)
Loss from Operations	(3,642,977)	(18,278,234)	(80.9)
Other Income	(6,934)	(185,898)	(96.3)
Net Loss	$(3,636,043)	$(18,092,336)	(79.9)

Revenue

We had no revenue during the three months ended June 30, 2022 and June 30, 2021.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 totalled $2,163,968 as compared to $1,661,265 for the three months ended June 30, 2021.

The table below summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent
Description	2022	2021	Change
Salaries and Wages	$215,774	$175,112	23.2
Development Programs	746,620	1,339,624	(44.3)
Professional Services	11,426	13,730	(16.8)
Regulatory Expenses	1,186,611	150,325	689.4
Other Research and Development Expenses	3,337	(17,526)	(119.0)
Total Research and Development Expenses	$2,163,968	$1,661,265	30.3

Salaries and wages increased $40,662 for the three months ended June 30, 2022. The increase is attributed to the addition of an additional staff position.

Development program costs include those associated with pre-clinical development, clinical trials and other manufacturing and development programs. Costs decreased $592,804 for the three months ended June 30, 2022 related to the completion of a 10 month dog toxicology and a 6 month rat toxicology study. Both studies were required by the FDA under the current Investigational New Drug Applications (“IND”). The Company completed a Phase 1 clinical trial that was submitted to the FDA and justified further testing of the Phase 2 studies.

Professional services costs declined $2,304 for the three months ended June 30, 2022. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses increased $1,036,286 for the three months ended June 30, 2022. These expenses include the submission of an IND to the FDA to investigate sarcopenia and frailty in patients. We started a Phase 2 multi-center double blind placebo controlled randomized study to investigate efficacy and tolerability of MYMD-1 in the treatment of chronic inflammation associated with sarcopenia and frailty. A clinical research organizations (“CRO”) is managing the study with two central laboratories and a Pharmacokinetic testing site.

Other research and development expenses increased $20,863 for the three months ended June 30, 2022. These expenses include laboratory supplies, training and travel for department personnel while working with third party trial sites.

Administrative Expenses

Administrative expenses for the three months ended June 30, 2022, totalled $1,346,763, as compared to $1,540,392 for the three months ended June 30, 2021.

The table below summarizes our administrative expenses for the three months ended June 30, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent
Description	2022	2021	Change
Personnel Costs	$307,919	$246,184	25.1
Professional Service Costs	335,768	458,488	(26.8)
Stock Market & Investor Relations Costs	247,946	294,076	(15.7)
Other Administrative Costs	455,130	541,644	(16.0)
Total Administrative Expense	$1,346,763	$1,540,392	(12.6)

Personnel costs increased $61,735 for the three months ended June 30, 2022. Two additional staff members were acquired during the merger with Akers Biosciences and a 20% allocation for two research and development staff members has been made to account for their administrative duties.

Professional services costs declined $122,720 during the three months ended June 30, 2022. These costs included legal and accounting and specialized consulting services related to the merger as well as other legal and accounting services regularly incurred in the course of business.

Stock market and investor relations costs decreased $46,130 during the three months ended June 30, 2022. These costs include the annual NASDAQ listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual and special shareholder meetings.

Other administrative expenses decreased $86,514 for the three months ended June 30, 2022. These costs include Board expenses, business insurance, corporate travel and other general operating expenses.

Interest Expense and Accretion of Debt Discount

Interest expense and the accretion of the debt discount on the line-of-credit declined $40,526 during the three months ended June 30, 2022. The line-of-credit included a requirement to issue one share of stock for each dollar borrowed. The fair market value, as determined using Black-Scholes, was amortized over the remaining life of the credit line. The line of credit also carried an annualized 5% interest rate.

The line of credit was terminated on April 16, 2021 in relation to the merger and was paid in full on April 28, 2021.

Stock-Based Compensation

During the three months ended March 31, 2022, we issued 200,000 stock options to an employee with an issue date fair value of $3.59 per option. The options expire January 28, 2029 and are subject to a variable vesting schedule. For the three months ended June 30, 2022, we recognized expenses of $127,330.

During the three months ended June 30, 2022, we issued 100,000 stock options to a consultant with an issue date fair value of $2.30 per option. The options expire June 21, 2027 and vested immediately. The fair market value of the shares are being amortized over the twelve month term of the agreement. For the three months ended June 30, 2022, we recognized expenses of $4,916.

During the three months ended June 30, 2021, we recorded $15,036,051 in stock option modification expenses related to the 4,188,315 pre-Merger MyMD Florida options that were assumed by MyMD upon the consummation of the merger.

Other Income and Expense

Other income, net of expense, for the three months ended June 30, 2022, totalled $6,934. Other income, net of expense, for the three months ended June 30, 2021 totalled $185,898.

The table below summarizes our other income and expenses for the three months ended June 30, 2022 and 2021, as well as the percentage of change year-over-year:

	For the Three Months Ended June 30,		Percent
Description	2022	2021	Change

Realized (Gains)/Losses on Investments	$1,999	$(41,447)	(104.8)
Equity Investments (Gains)/Losses	(2,947)	41,447	107.1
Interest and Dividend Income	(5,986)	(5,641)	6.1
Gain on Forgiveness of Debt	-	(180,257)	(100.0)
Total Other Expense, Net of Income	$(6,934)	$(185,898)	(96.3)

Realized losses on investments were $1,999 for the three months ended June 30, 2022 as compared to gains of $41,447 for the same period in 2021. The decline is principally due to the overall decline in the financial markets and our cash reserves available for investment.

Equity investment gains were $2,947 for the three months ended June 30, 2022 as compared to losses of $41,447 for the same period in 2021 and reflect the changes in the fair market value of the equity investments.

Interest and dividend income increased to $5,986 for the three months ended June 30, 2022 compared to $5,641 for the three months ended June 30, 2021.

The gain on debt forgiveness is associated with the negotiated settlement of an outstanding debt on a lease totalling $109,657 and the forgiveness of our Payroll Protection Program loans totalling $70,600.

Summary of Statements of Operations for the Six Months Ended June 30, 2022 and 2021

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the six months ended June 30, 2022 and 2021.

	For the six Months Ended June 30,		Percent
Description	2022	2021	Change
Operating Expenses
General and Administrative	$2,741,875	$2,618,555	4.7
Research and Development	4,793,711	3,012,242	59.1
Interest Expense & Accretion of Debt Discount	-	701,090	(100.0)
Stock Based Compensation	229,245	15,036,051	(98.5)
Total Operating Expenses	$7,764,831	$21,367,938	(63.7)
Loss from Operations	(7,764,831)	(21,367,938)	(63.7)
Other Income	(6,754)	(185,898)	(96.4)
Net Loss	$(7,758,077)	$(21,182,040)	(63.4)

Revenue

We had no revenue during the six months ended June 30, 2022 and June 30, 2021.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 totalled $4,793,710 as compared to $3,012,242 for the six months ended June 30, 2021.

The table below summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,		Percent
Description	2022	2021	Change
Salaries and Wages	$427,194	$350,261	22.0
Development Programs	2,226,294	2,271,497	(2.0)
Professional Services	11,426	24,265	(52.9)
Regulatory Expenses	2,119,174	343,315	517.3
Other Research and Development Expenses	9,623	22,904	(58.0)
Total Research and Development Expenses	$4,793,711	$3,012,242	59.1

Salaries and wages increased $76,933 for the six months ended June 30, 2022. The increase is attributed to the addition of an additional staff position.

Development program costs include those associated with pre-clinical development, clinical trials and other manufacturing and development programs. Costs decreased $45,203 for the six months ended June 30, 2022 related to the completion of a 10 month dog toxicology and a 6 month rat toxicology study. Both studies were required by the FDA under the current IND. The Company completed a Phase 1 clinical trial that was submitted to the FDA and justified further testing of the Phase 2 studies.

Professional services costs declined $12,839 for the six months ended June 30, 2022. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses increased $1,775,859 for the six months ended June 30, 2022. These expenses include the submission of an IND to the FDA to investigate sarcopenia and frailty in patients. We started a Phase 2 multi-center double blind placebo controlled randomized study to investigate efficacy and tolerability of MYMD-1 in the treatment of chronic inflammation associated with sarcopenia and frailty. A CRO is managing the study with two central laboratories and a Pharmacokinetic testing site.

Other research and development expenses declined $13,281 for the six months ended June 30, 2022. These expenses include laboratory supplies, training and travel for department personnel while working with third party trial sites.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2022, totalled $2,741,875, as compared to $2,618,555 for the six months ended June 30, 2021.

The table below summarizes our administrative expenses for the six months ended June 30, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,		Percent
Description	2022	2021	Change
Personnel Costs	$662,572	$408,999	62.0
Professional Service Costs	683,382	922,002	(25.9)
Stock Market & Investor Relations Costs	518,016	339,971	52.4
Other Administrative Costs	877,905	947,583	(7.4)
Total Administrative Expense	$2,741,875	$2,618,555	4.7

Personnel costs increased $253,573 for the six months ended June 30, 2022. Two additional staff members were acquired during the merger with Akers Biosciences and a 20% allocation for two research and development staff members has been made to account for their administrative duties.

Professional services costs declined $238,620 during the six months ended June 30, 2022. These costs included legal and accounting and specialized consulting services related to the merger as well as other legal and accounting services regularly incurred in the course of business.

Stock market and investor relations costs increased $178,045 during the six months ended June 30, 2022. These costs include the annual NASDAQ listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual and special shareholder meetings. Prior to the Merger, MyMD Florida was not a reporting company and did not experience the costs associated with a publicly reporting entity.

Other administrative expenses decreased $69,678 for the six months ended June 30, 2022. These costs include Board expenses, business insurance, corporate travel, the settlement of shareholder litigation related to the merger and other general operating expenses.

Interest Expense and Accretion of Debt Discount

Interest expense and the accretion of the debt discount on the line-of-credit declined $701,090 during the six months ended June 30, 2022. The line-of-credit included a requirement to issue one share of stock for each dollar borrowed. The fair market value, as determined using Black-Scholes, was amortized over the remaining life of the credit line. The line of credit also carried an annualized 5% interest rate.

The line of credit was terminated on April 16, 2021 in relation to the merger and was paid in full on April 28, 2021.

Stock-Based Compensation

During the three months ended March 31, 2022, we issued 200,000 stock options to an employee with an issue date fair value of $3.59 per option. The options expire January 28, 2029 and are subject to a variable vesting schedule. For the six months ended June 30, 2022, we recognized expenses of $208,332.

During the three months ended June 30, 2022, we issued 100,000 stock options to a consultant with an issue date fair value of $2.30 per option. The options expire June 21, 2027 and vested immediately. The fair market value of the shares are being amortized over the twelve month term of the agreement. For the six months ended June 30, 2022, we recognized expenses of $4,916.

We issued 4,040 restricted stock units with an issue date fair value of $3.96 per RSU. These units vested upon issue. For the six months ended June 30, 2022, we recognized expenses of $15,998.

During the six months ended June 30, 2021, we recorded $15,036,051 in stock option modification expenses related to the 4,188,315 pre-Merger MyMD Florida options that were assumed by MyMD upon the consummation of the merger.

Other Income and Expense

Other income, net of expense, for the six months ended June 30, 2022, totalled $6,754. Other income, net of expense, for the six months ended June 30, 2021 totalled $185,898.

The table below summarizes our other income and expenses for the six months ended June 30, 2022 and 2021, as well as the percentage of change year-over-year:

	For the Six Months Ended June 30,		Percent
Description	2022	2021	Change

Realized (Gains)/Losses on Investments	$3,649	$(41,447)	(108.8)
Equity Investments Losses	145	41,447	(99.7)
Interest and Dividend Income	(6,106)	(5,641)	8.2
Gain on Forgiveness of Debt	-	(180,257)	(100.0)
Gain on Recovery of Casualty Loss	(4,442)	-	100.0
Total Other Expense, Net of Income	$(6,754)	$(185,898)	(96.4)

Realized losses on investments were $3,649 for the six months ended June 30, 2022 as compared to gains of $41,447 for the same period in 2021. The decline is principally due to the overall decline in the financial markets and our cash reserves available for investment.

Equity investment losses were $145 for the six months ended June 30, 2022 as compared $41,447 for the same period in 2021. The losses were due to a decrease in the fair market value of the equity investments.

Interest and dividend income increased to $6,106 for the six months ended June 30, 2022 compared to $5,641 for the three months ended June 30, 2021.

The gain on debt forgiveness is associated with the negotiated settlement of an outstanding debt on a lease totalling $109,657 and the forgiveness of our Payroll Protection Program loans totalling $70,600.

We recovered $4,442 of the uninsured casualty losses identified in October 2021.

Liquidity and Capital Resources

As of June 30, 2022, our cash on hand totalled $1,115,174 and marketable securities totalling $4,505,825. We incurred a net loss of $7,758,077 for the six months ended June 30, 2022. As of June 30, 2022, we had working capital of $4,089,352, shareholders’ equity of $16,118,343 and an accumulated deficit of $86,319,645. During the six months ended June 30, 2022, cash flows used in operating activities were $5,934,245 consisting primarily of a net loss of $7,758,077 offset by an increase in trade and other payables of $1,854,909. Since the Company’s inception, we have met our liquidity requirements principally through the sale of our common stock in public offerings and private placements.

We evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believe that our current financial resources as of the date of the issuance of these condensed consolidated financial statements, inclusive of the funding obtained through the definitive agreement executed on August 15, 2022, are sufficient to fund our current operating budget and contractual obligations as of June 30, 2022 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

Our net cash used by operating activities totalled $5,934,245 during the six months ended June 30, 2022. Net cash used consisted principally of the net loss of $7,758,077 partially offset by an increase in trade and other payables of $1,854,909.

Our net cash used by operating activities totalled $8,258,496 during the six months ended June 30, 2021. Net cash used consisted principally of the net losses from operations of $21,182,040 and a decrease in trade and other payables of $1,988,204 partially offset by non-cash option modification expenses of $15,036,051.

Investing Activities

Our net cash provided by investing activities totalled $6,493,452 for the six months ended June 31, 2022 as compared to cash provided by investing activities total $11,353,891 during the six months ended June 31, 2021. During the six months ended June 30, 2022 we purchased securities totalling $6,548 and sold securities totalling $6,500,000. During the six months ended June 30, 2021, we purchased securities totalling $10,137 and sold securities totalling $9,983,176 and received $1,380,852 from the merger.

Financing Activities

Net cash consumed by financing activities during the six months ended June 30, 2022 was $0 as compared to cash consumed by financing activities totalling $1,116,307 during the six months ended June 30, 2021 which consisted of the payoff of the Company’s lines of credit totalling $3,062,444 offset by proceeds of $120,000 from the line of credit and $1,826,137 from the Promissory Note.

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

Our critical accounting estimates have not changed materially from those previously reported in our Annual Report for the year ended December 31, 2021 on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Currently, MyMD has 16 issued U.S. patents, 14 foreign patents, three pending U.S. patent applications and 17 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2022, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

August 2022 Offering

On August 15, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited and institutional investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell in a registered direct offering (the “Registered Direct Offering”) 1,411,764 shares (the “Shares”) of the Company’s Common Stock to the Purchasers at an offering price of $4.25 per share and associated Investor Warrant (as defined below). Pursuant to the Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offering”), the Company is also selling to the Purchasers unregistered warrants (the “Investor Warrants”) to purchase up to an aggregate of 1,411,764 shares of Common Stock, representing 100% of the shares of Common Stock that may be purchased in the Registered Direct Offering (the “Warrant Shares”). The Investor Warrants are exercisable at an exercise price of $5.25 per share, are exercisable six months following the date of issuance and have a term of exercise equal to five years from the initial exercise date.

The Company expects to receive net proceeds from the sale of the Shares, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.4 million. The Company intends to use the net proceeds for working capital and general corporate purposes.

Certain existing stockholders of the Company led and participated in the Offering.

The Offering is expected to close on August 17, 2022, subject to satisfaction of customary closing conditions.

Dawson James Securities, Inc. (the “Placement Agent”) acted as the lead placement agent for the Offering pursuant to the engagement letter with the Company dated as of August 14, 2022. Upon closing of the Offering, the Company will pay to the Placement Agent a commission of 4% and reimbursement of certain expenses. In addition, the Company agreed to pay to the Placement Agent a cash fee equal to 4.0% of the proceeds from the exercise of the Investor Warrants that were solicited by the Placement Agent. In addition, Katalyst Securities, Inc. acted as a financial advisory in connection with the Offering and will receive a cash fee of $200,000.

Neither the Investor Warrants nor the Warrant Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”). The Investor Warrants and Warrant Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder for transactions not involving a public offering.

The sale of the Shares will be made pursuant to the Company’s effective Registration Statement on Form S-3 (Registration No. 333-254698), including a prospectus contained therein dated May 11, 2021, as supplemented by a prospectus supplement, dated August 15, 2022, relating to the Registered Direct Offering.

The Purchase Agreement contains customary representations, warranties, and covenants of the Company and also provides for customary indemnification by the Company against certain liabilities of the Purchasers.

The foregoing descriptions of the terms and conditions of the Purchase Agreement and the Investor Warrants are qualified in their entirety by reference to the full text of the form of Purchase Agreement and the form of Investor Warrant, copies of which are attached hereto as Exhibits 10.1 and 4.1, respectively, and which are incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No.1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.3	Amended and Restated Bylaws of MyMD Pharmaceuticals, Inc., effective April 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

4.1*	Form of Warrant.

10.1*	Form of Securities Purchase Agreement.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files of Financial Statements and Notes.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

MYMD PHARMACEUTICALS, INC.

Date: August 15, 2022	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

