Form 10-Q
period 2022-09-30
MyMD Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 10, 2022, there were 39,470,009 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 of MyMD Pharmaceuticals, Inc., which was formerly known as Akers Biosciences, Inc. prior to the consummation on April 16, 2021 of the merger described below.

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

See Note 1 of the Unaudited Condensed Consolidated Financial Statements for additional information.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(unaudited)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$309,926	$555,967
Marketable Securities	6,774,381	11,003,071
Prepaid Expenses	993,130	1,106,347

Total Current Assets	8,077,437	12,665,385

Non-Current Assets
Operating Lease Right-of-Use Assets	155,128	149,009
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,153,667	12,147,548

Total Assets	$20,231,104	$24,812,933

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,717,309	$986,626
Operating Lease Liability	63,622	53,240

Total Current Liabilities	1,780,931	1,039,866

Non-Current Liabilities
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability, net of current portion	93,144	95,911

Total Non-Current Liabilities	123,126	125,893

Total Liabilities	$1,904,057	$1,165,759

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized		-
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of September 30, 2022 and December 31, 2021	144,524	144,524

Common stock, no par value, 500,000,000 shares authorized 39,470,009 and 37,673,110 issued and outstanding as of September 30, 2022 and December 31, 2021	108,195,909	102,064,218
Accumulated Deficit	(90,013,386)	(78,561,568)

Total Shareholders’ Equity	18,327,047	23,647,174

Total Liabilities and Shareholders’ Equity	$20,231,104	$24,812,933

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Administrative Expenses	1,554,244	1,428,795	4,296,119	4,020,435
Research and Development Expenses	1,803,232	2,979,408	6,596,942	6,018,565
Interest Expense and Debt Discount	-	-	-	701,090
Stock Based Compensation	352,417	-	581,663	15,036,051

Loss from Operations	(3,709,893)	(4,408,203)	(11,474,724)	(25,776,141)

Other (Income)/Expenses
Interest and Dividend Income	(15,453)	(1,714)	(21,559)	(7,355)
(Gain)/Loss on Sale of Marketable Securities	1,200	1,650	4,849	(39,797)
Unrealized (Gain)/Loss on Marketable Securities	(1,899)	298	(1,754)	41,745
Loss on Currency Conversions	-	758	-	758
Gain on Debt Forgiveness	-	-	-	(180,257)
Uninsured Casualty Loss	-	1,058,086	(4,442)	1,058,086

Total Other (Income)/Expense	(16,152)	1,059,078	(22,906)	873,180

Loss Before Income Tax	(3,693,741)	(5,467,281)	(11,451,818)	(26,649,321)

Income Tax Benefit	-	-	-	-

Net Loss	$(3,693,741)	$(5,467,281)	$(11,451,818)	$(26,649,321)

Basic and Diluted loss per common share	$(0.09)	$(0.15)	$(0.30)	$(0.78)

Weighted average basic and diluted common shares outstanding	39,046,852	37,634,747	38,502,163	34,064,914

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Ended September 30, 2022 and 2021

(unaudited)

	Series D Convertible
	Preferred Stock		Common Stock
	Shares	Series D	Shares	Common Stock	Accumulated Deficit	Total Equity
Balance at December 31, 2021	72,992	$144,524	37,673,110	$102,064,218	$(78,561,568)	$23,647,174
Exercise of prepaid equity forward contracts for common stock	-	-	385,135	-	-	-
Stock-based compensation – stock options	-	-	-	81,002	-	81,002
Stock-based compensation – restricted stock units	-	-	-	15,998	-	15,998
Net loss	-	-	-	-	(4,122,034)	(4,122,034)

Balance at March 31, 2022	72,992	$144,524	38,058,245	$102,161,218	$(82,683,602)	$19,622,140
Stock-based compensation – stock options	-	-	-	132,246	-	132,246
Net loss	-	-	-	-	(3,636,043)	(3,636,043)

Balance at June 30, 2022	72,992	144,524	38,058,245	102,293,464	(86,319,645)	16,118,343
Net proceeds from private placement of 1,411,764 common shares, net of offering costs of $449,500	-	-	1,411,764	5,550,028	-	5,550,028
Stock-based compensation – restricted stock units	-	-	-	138,587	-	138,587
Stock-based compensation – stock options	-	-	-	135,620	-	135,620
Stock-based compensation – warrants	-	-	-	78,210	-	78,210
Net loss	-	-	-	-	(3,693,741)	(3,693,741)

Balance at September 30, 2022	72,992	$144,524	39,470,009	$108,195,909	$(90,013,386)	$18,327,047

			Common Stock
	Series D				Common
	Convertible Preferred Stock			Common Stock	Stock Par	Additional Paid-In	Accumulated	Total
	Shares	Series D	Shares	No Par	$0.0001	Capital	Deficit	Equity
Balance at December 31, 2020 (restated)	-	$-	28,553,307		$4,004	43,411,487	$(48,672,525)	$(5,257,034)
Net loss	-	-	-	-	-		(3,089,704)	(3,089,704)

Balance at March 31, 2021	-	$-	28,553,307	$-	$4,004	$43,411,487	$(51,762,229)	$(8,346,738)

Reverse merger with Akers Biosciences Inc effective April 16, 2021	72,992	144,524	8,335,627	85,748,325	(4,004)	(43,411,487)	-	42,477,358
Modification of the terms of 4,188,315 pre-merger MyMD stock options per the terms of the merger agreement	-	-	-	15,036,051	-	-	-	15,036,051
Exercise of prepaid equity forward contracts for common stock	-	-	466,716	-	-	-	-	-
Net loss			-	-	-	-	(18,092,336)	(18,092,336)

Balance at June 30, 2021	72,992	144,524	37,355,650	100,784,376	-	-	(69,854,565)	31,074,335
Stock based compensation for services			16,826	90,002				90,002
Exercise of warrants for common stock			47,298	194,868				194,868
Net loss							(5,467,281)	(5,467,281)

Balance at September 30, 2021	72,992	$144,524	37,419,774	$101,069,246	$-	$-	$(75,321,846)	$25,891,924

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2022		2021
Cash flows from operating activities:
Net loss		$(11,451,818)		$(26,649,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest/dividends		-		4,496
Amortization of debt discount		-		608,460
(Gain)/Loss on sale of marketable securities		4,849		(39,797)
Unrealized (gain)/loss on marketable securities		(1,754)		41,745
Loss on currency conversions		-		758
Gain on forgiveness of debt		-		(180,257)
Stock based compensation
Options modification expense		-		15,036,051
Options issued to key employees		293,700		-
Options issued to non-employees		55,168		90,002
Warrants issued for services		78,210		-
Restricted stock units to non-employees		154,585		-
Change in assets and liabilities
Prepaid Expenses		113,217		(382,544)
Trade and Other Payables		730,683		(3,234,057)
Operating Leases		1,496		456
Net cash used by operating activities		(10,021,664)		(14,704,008)

Cash flows from investing activities:
Purchases of marketable securities		(4,774,405)		(11,851)
Proceeds from sale of marketable securities		9,000,000		15,483,176
Net cash received in business combination		-		1,380,852
Net cash provided by investing activities		4,225,595		16,852,177

Cash flows from financing activities
Consumed by the payoff of the line of credit – related party		-		(3,062,444)
Net proceeds from line of credit - related party		-		120,000
Net proceeds from note payable		-		1,826,137
Net proceeds from issuance of common stock		5,550,028		-
Net proceeds from the exercise of warrants		-		194,868
Net cash provided (used) by financing activities		5,550,028		(921,439)

Net increase/(decrease) in cash		(246,041)		1,226,730
Cash at beginning of period		555,967		148,284
Cash at end of period		$309,926		$1,375,014

Supplemental cash flow information
Cash paid for:
Interest	$			$271,800
Income Taxes	$		$

Supplemental Schedule of Non-Cash Financing and Investing Activities
Operating lease right-of-use asset obtained in exchange for lease obligation		$53,196		$-
Investment in Oravax, Inc. included in trade and other payables.		$-		$1,500,000

See accompanying notes to the condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation (“MyMD”). These condensed consolidated financial statements include four wholly owned subsidiaries as of September 30, 2022, MyMD Pharmaceuticals (Florida), Inc. (“MyMD Florida”), XYZ Merger Sub, Inc. (“Merger Sub”), Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

MyMD Florida was formed in 2014 and is a Florida-based clinical development stage biopharmaceutical company that is developing its product candidate, MYMD-1, as an immuno regulator to treat autoimmune diseases, ageing-related diseases. Substantive operations began in 2016 and the Company’s Investigative New Drug application was filed with the U.S. Food and Drug Administration in December 2018. MyMD Florida completed its first-in-human Phase 1 clinical trial in December 2019. A second Phase 1 dosing study was completed in December 2021. MYMD-1 is being developed to treat age-related illnesses such as frailty and sarcopenia. MYMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”). MYMD-1 currently is being evaluated in a multicenter Phase 2 clinical trial in patients with sarcopenia and frailty (age-related muscle loss). MyMD Florida’s intellectual property portfolio consists of 16 U.S. granted patents, 15 granted foreign patents and 19 pending applications (3 US, 16 foreign).

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Consolidated Financial Statements included in the 2021 Annual Report should be read in conjunction with the accompanying interim condensed consolidated financial statements. The interim operating results for the three and nine months ended September 30, 2022 may not be necessarily indicative of the operating results expected for the full year.

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

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company can access.

Level 2	Inputs to the valuation methodology include:

	●	quoted prices for similar assets or liabilities in active markets;
	●	quoted prices for identical or similar assets or liabilities in inactive markets;
	●	inputs other than quoted prices that are observable for the asset or liability;
	●	inputs that are derived principally from or corroborated by observable market data by correlation or other means

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2022 and December 31, 2021.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at September 30, 2022	$6,774,381	$-	$-

Marketable securities at December 31, 2021	$11,003,071	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of September 30, 2022, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three and nine months ended September 30, 2022 was a gain of $1,899 and a loss of $1,754, respectively.

Gains and losses resulting from the sales of marketable securities were losses of $1,200 and losses of $1,650 for the three months ended September 30, 2022 and 2021, respectively, and losses of $4,849 and gains of $39,797 for the nine months ended September 30, 2022 and 2021, respectively

Proceeds from the sales of marketable securities were $9,000,000 and $15,483,176 in the nine months ended September 30, 2022 and 2021, respectively. Purchases of marketable securities were $4,774,405 and $11,851 during the nine months ended September 30, 2022 and 2021, respectively.

(g) Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are comprised principally of prepaid insurance and research and development expenses.

(h) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with three banks as of September 30, 2022.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of October 31, 2022, the Company has 16 issued U.S. patents, 15 foreign patents, three pending U.S. patent applications and 16 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041.  Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

The Company leased a facility in Baltimore, Maryland (“2020 Wolfe St”) under an operating lease (“2020 Baltimore Lease”) with annual rentals of $24,000 to $25,462 plus certain operating expenses. The 2020 Baltimore Lease took effect on November 9, 2020 for a term of 12 months with automatic renewals unless a sixty-day notice was provided. The initial term expired on November 30, 2021. On November 17, 2021, the 2020 Baltimore Lease was cancelled without penalty.

The Company leases a facility in Baltimore, Maryland (“2021 Wolfe St”) under an operating lease (“2021 Baltimore Lease”) with annual rentals of $52,800 to $56,016 plus certain operating expenses. The 2021 Baltimore Lease took effect on November 17, 2021 for a term of 12 months with automatic renewals unless a sixty-day notice is provided. The initial term expires on November 30, 2022.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term.

The Company’s operating leases are comprised of the Hyde Park Lease, the 2021 Baltimore Lease and the Platt Street Lease on the Condensed Consolidated Balance Sheet. The information related to these leases are presented below:

	As of September 30, 2022			As of December 31, 2021
	Platt Street	2021 Baltimore		Hyde Park	2021 Baltimore
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$49,797	$105,331	$155,128	$12,156	$136,853	$149,009
Lease Payable, current	18,132	45,490	63,622	12,164	41,076	53,240
Lease Payable - net of current	31,970	61,174	93,144	-	95,911	95,911

The following provides details of the Company’s lease expense:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Platt Street	2021 Baltimore		Supera Aviation	Hyde Park	2020 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$5,660	$13,600	$19,260	$-	$6,257	$6,000	$12,257

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Hyde Park	Platt Street	2021 Baltimore		Supera Aviation	Hyde Park	2020 Baltimore
Lease Expenses	Lease	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$6,251	$11,321	$40,800	$58,372	$150,000	$16,830	$19,455	$186,285

Other information related to leases is presented below:

	As of September 30, 2022
	Hyde	Platt	2021 Baltimore
Other Information	Park Lease	Street Lease	Lease	Total
Operating Leases
Operating cash used	$4,622	$13,104	$39,666	$57,392
Average remaining lease term	-	30	26	28
Average discount rate	10.0%	10.0%	10.0%	10.0%

As of September 30, 2022, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	As of September 30, 2022
	Platt	2021 Baltimore
	Street Lease	Lease	Total
For Years Ending September 30,
2022 (three months)	$5,508	$13,332	$18,840
2023	22,485	54,520	77,005
2024	23,103	51,348	74,451
2025	5,814	-	5,814
Total future minimum lease payments, undiscounted	$56,910	$119,200	$176,110
Less: Imputed interest	6,808	12,536	19,344
Present value of future minimum lease payments	$50,102	$106,664	$156,766

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2022, and December 31, 2021, no liability for unrecognized tax benefits was required to be reported.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2022 and 2021 since management has determined that the realization of the net deferred assets is not assured and has created a valuation allowance for the entire amount of such tax benefits.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three and nine months ended September 30, 2022 and 2021, common stock equivalents were anti-dilutive.

As of September 30, 2022 and 2021, the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended September 30,
	2022	2021
Stock Options	4,376,737	4,188,315
Warrants to purchase common stock	6,522,461	5,316,249
Pre-funded Warrants to purchase common stock	135,135	520,270
Series D Preferred Convertible Stock	36,496	36,496
Warrants to purchase Series C Preferred stock	27,500	27,500
Total potentially dilutive shares	11,098,329	10,088,830

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

Under the terms of the Merger Agreement, the Company has agreed to pay contingent consideration in combined company common stock to MYMD Florida stockholders if the combined company meets certain market capitalization milestones, referred to as Milestone Events, during the period commencing on the business day following the closing date of the merger and ending on the 36-month anniversary of such date, referred to as the Milestone Period. The Milestone Events and corresponding Milestone Payments are set forth in the table below.

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

Liquidity

As of September 30, 2022, the Company’s cash on hand was $309,926 and marketable securities were $6,774,381. The Company has incurred a net loss from operations of $11,451,818 for the nine months ended September 30, 2022. As of September 30, 2022, the Company had working capital of $6,296,506 and stockholders’ equity of $18,327,047 including an accumulated deficit of $90,013,386. During the nine months ended September 30, 2022, cash flows used in operating activities were $10,021,664, consisting primarily of a net loss of $11,451,818 offset by non-cash share-based compensation of $581,663 and an increase in trade and other payables of $730,683. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of September 30, 2022 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	September 30, 2022	December 31, 2021

Accounts Payable – Trade	$1,392,675	$867,518
Accrued Expenses	324,634	119,108
	$1,717,309	$986,626

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

As of September 30, 2022 and December 31, 2021 MyMD had advanced MyMD Florida $3,000,000 under the Bridge Loan Note plus accrued interest totaling $26,137. The balance of $3,026,137 as of September 30, 2022 and December 31, 2021, respectively, were eliminated on consolidation.

Note 6 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s common stock. As of September 30, 2022, grants of restricted stock and options to purchase 1,406 shares of Common Stock have been issued pursuant to the 2013 Plan, and 756 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s common stock. As of September 30, 2022, grants of options to purchase 4,188,315 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s common stock. As of September 30, 2022, grants of restricted stock and options to purchase 2,538 shares of Common Stock have been issued pursuant to the 2017 Plan, and 978 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 560,063 shares of the Company’s common stock. As of September 30, 2022, grants of RSUs and restricted stock to purchase 263,026 shares of Common Stock have been issued pursuant to the 2018 Plan, and 297,037 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 7,228,184 shares of the Company’s common stock. As of September 30, 2022, grants of RSUs and stock options to purchase 3,149,207 shares of Common Stock have been issued pursuant to the 2021 Plan, and 4,078,977 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the nine months ended September 30, 2022:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2021	4,176,737	$2.59	$2.59	1.29	$14,493,284
Granted	300,000	3.41	3.41	5.80	$31,000
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled/Expired	-	-	-	-	-
Balance at September 30, 2022	4,476,737	2.64	2.64	0.89	$114,535
Exercisable as of September 30, 2022	4,376,737	2.61	2.61	0.77	$114,535

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.61 for the Company’s common shares on September 30, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021.

On January 28, 2022, the Company’s Compensation Committee approved the issuance of 200,000 stock options under the 2021 Stock Incentive Plan. These shares had a grant date fair value of $3.59 per share or a cumulative fair market value of $717,660 as calculated using Black-Scholes (exercise price $3.96 per share, stock price $3.96 per share, volatility of 124.43%, discount rate of 1.74% and seven-year term). The grant was segmented into four vesting tranches triggered by performance achievements and expire on January 28, 2029. The Company is amortizing the expenses over the vesting cycles of the individual tranches.

On June 21, 2022, the Company granted 100,000 stock options under the 2021 Stock Incentive Plan to a third-party consultant in consideration of services rendered. These shares had a grant date fair value of $2.30 per share or a cumulative fair market value of $199,360 as calculated using Black-Scholes (exercise price $2.30 per share, stock price $2.30 per share, volatility of 130.51%, discount rate of 3.24% and five-year term). The grant vested immediately and expire on June 21, 2027. The Company is amortizing the expense over twelve months, the term of the consulting agreement.

During the three months ended September 30, 2022 and 2021, the Company incurred stock option expenses totaling $135,620 and $0, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred stock option expenses totaling $348,868 and $15,036,051, respectively. The unamortized stock option expenses as of September 30, 2022 and 2021 totaled $568,152 and $0, respectively.

Assumption of MyMD Florida Stock Options

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of pre-Merger MyMD Florida common stock. As of September 30, 2022, options to purchase 4,188,315 shares of common stock have been issued pursuant to the plan and 0 shares of common stock remain available for issuance.

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

The Company assumed 4,188,315 MyMD Florida stock options subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to change the term of such stock option for a period expiring on April 16, 2023, the second-year anniversary of the Merger). The Company recorded expenses of $15,036,051 for the assumption of the options and the modification of the terms which is included on the Condensed Consolidated Statement of Comprehensive Loss for the nine months September 30, 2021. The Company utilized Black-Scholes using an exercise price of $2.59, an issue date fair value of $4.94, a volatility index of 122.31% and a discount rate of 0.16% to determine the fair value of the modification. The pre-Merger MyMD options were valued at $0 on April 16, 2021, as there was no reliable method of determining the fair value given the material events that had occurred since the last arms-length trade of common shares.

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

Pre-merger Akers Biosciences, Inc. recorded expenses totaling $979,758 for the acceleration of the vesting of 394,680 RSUs, the holders immediately surrendered 139,457 RSUs with a fair market value of $688,913 for the withholding of federal and state income taxes, as directed by the holders, which was recorded as Payroll Taxes Payable on the date of the Merger. The withholding obligations were paid by the Company on June 30, 2021. As of November 10, 2022, the vested RSUs have not been converted to common shares of the Company.

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

As of September 30, 2022, none of the vesting milestones have been met.

On January 28, 2022, the Compensation Committee of the Board of Directors approved a grant of 4,040 RSUs to a sub-contractor with a grant date fair value of $15,998 and vested immediately. Such RSUs were granted under the 2021 Plan. The Company recorded expenses of $0 and $15,998 which is included Stock Based Compensation on the Condensed Consolidated Statement of Comprehensive Loss during the three and nine months ended September 30, 2022.

On July 7, 2022, the Compensation Committee of the Board of Directors approved a grant of 50,167 RSUs to a sub-contractor with a grant date fair value of $150,000 and vested immediately. Such RSUs were granted under the 2021 Plan. The Company recorded expenses of $138,587 which is included Stock Based Compensation on the Condensed Consolidated Statement of Comprehensive Loss during the three and nine months ended September 30, 2022.

The following is the status of outstanding restricted stock units outstanding as of September 30, 2022 and changes for the nine months ended September 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2021	2,795,000	$8.09
Granted	54,207	3.06
Exercised	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at September 30, 2022	$2,849,207	$7.99
Exercisable as of September 30, 2022	$54,207	$3.06

As of September 30, 2022 and December 31, 2021, the unamortized value of the RSUs was $22,622,962 and $22,611,550, respectively.

Note 7 – Equity

Preferred Stock

The holders of preferred shares or preferred warrants are entitled to vote per share, as limited by the Certificate of Designation for each class of preferred shares or warrants, at meetings of the Company. As of September 30, 2022, 50,000,000 shares of Preferred Stock were authorized and four classes of Preferred Stock or Warrants are designated.

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

As of September 30, 2022, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 36,496 underlying shares of the Company Common Stock.

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

On December 9, 2021, holders of 11,576 common stock options were exercised for 11,576 shares of the Company’s common stock at an exercise price of $2.59 per common share. The net proceeds of $29,982 is recorded as a non-current liability on the Condensed Consolidated Balance Sheet as of September 30, 2022. The accumulated proceeds from the exercise of these stock options will be distributed to the former shareholders of MyMD Florida per the terms of the Merger Agreement.

On February 16, 2022, 385,135 prefunded warrants were exercised in exchange for 385,135 shares of common stock.

On August 17, 2022, pursuant to a securities purchase agreement with certain institutional and accredited investors, dated August 15, 2022, the Company issued and sold in a registered direct offering (the “August Offering”) an aggregate of 1,411,764 shares of its common stock at an offering price of $4.25 per share and 1,411,764 unregistered investor warrants to purchase up to 1,411,764 shares of its common stock at an exercise price of $5.25, for gross and net proceeds of $5,999,997 and $5,550,028, respectively.

Common Stock Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	5,074,489	$5.25	4.34	$9,554,827
Granted	1,450,029	5.27	4.88	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	(2,057)	592.49	-	-
Balance at September 30, 2022	6,522,461	$5.07	3.88	$-
Exercisable as of September 30, 2022	6,522,461	$5.07	3.88	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.61 for the Company’s common shares on September 30, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021. All warrants were vested on date of grant.

On July 7, 2022, the Company issued warrants to purchase up to 38,265 shares of its common stock at an exercise price of $5.98 to a vendor for services. The cumulative fair market value of $93,233 as calculated using Black-Scholes (exercise price $5.98 per share, stock price $2.99 per share, volatility of 131.06%, discount rate of 3.07% and a five- year term). The warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from the effective date. During the three and nine months ended September 30, 2022, the company recognized $78,210 in expense which is included in stock-based compensation on the Condensed Consolidated Statement of Comprehensive Loss.

On August 17, 2022, in connection with the August Offering, the Company issued unregistered investor warrants to purchase up to 1,411,764 shares of its common stock at an exercise price of $5.25 (the “August Investor Warrants”) in a private placement. The August Investor Warrants will be exercisable at any time and from time to time, in whole or in part, beginning six-months following the date of issuance and for a term of five years from the initial exercise date.

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the nine months ended September 30, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	520,270	$0.002	-	$3,151,796
Granted	-	-	-	-
Exercised	(385,135)	0.002	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at September 30, 2022	135,135	$0.002	-	$352,432
Exercisable as of September 30, 2022	135,135	$0.002	-	$352,432

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $2.61 for the Company’s common shares on September 30, 2022 and the closing stock price of $6.06 for the Company’s common stock on December 31, 2021.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	27,500	$8.00	2.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at September 30, 2022	27,500	$8.00	2.19	$-
Exercisable as of September 30, 2022	27,500	$8.00	2.19	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.61 for the Company’s common shares on September 30, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 8 – Commitments and Contingencies

Scientific Advisory Board

On February 1, 2021, the Company formed the Scientific Advisory Board to (i) provide strategic advice and make recommendations to management regarding current and planned research and development programs, (ii) advise management regarding the scientific merit of technology or products involved in licensing and acquisition opportunities and (iii) provide strategic advice to management regarding emerging science and technology issues and trends. During the three months ended September 30, 2022 and 2021, the Company incurred costs of $40,000 and $60,000, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred costs of $138,000 and $126,000, respectively. These expenses are included in Research and Development Expenses on the Condensed Consolidated Statement of Comprehensive Loss. The Scientific Advisory Board was disbanded effective September 30, 2022.

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

Severe and/or long-term disruptions in the Company’s operations may negatively impact the Company’s business, operating results and financial condition in other ways as well. Specifically, the Company anticipates that the stress of COVID-19 on healthcare systems generally around the globe may negatively impact regulatory authorities and the third parties that the Company may engage in connection with the development and testing of its product candidates.

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

On May 27, 2022, the Court granted-in-part and denied-in-part MyMD’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, MyMD filed its Answer, which included affirmative defenses. As of October 31, 2022, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred.

Note 9 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements as of September 30, 2022 and 2021.

Mr. Jonnie Williams, Sr.

The Company recorded an obligation to Mr. Williams, a shareholder, for various expenses incurred on behalf of the Company between 2016 and 2019. The balance due of $14,577 was paid on April 28, 2021.

Supera Aviation I, LLC

In October 2018, the Company entered a three-year leasing agreement with Supera Aviation I, LLC, a company owned by a shareholder, for a Gulfstream IV-SP aircraft with an annual leasing fee of $600,000. The Company incurred expenses totaling $150,000 for the nine months ended September 30, 2021.

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

In May 2019, the pre-Merger MyMD entered into a revolving credit facility which allows for borrowings of up to $5,000,000 with a shareholder. The facility had an initial term of 18 months, which was extended to July 31, 2021 and further extended to December 31, 2022, at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. Pursuant to the terms of the agreement, the Company must issue a number of common stock options to the lender based on the total borrowings under the facility, with each dollar borrowed requiring the issuance of one common stock option. Upon issuance, each common stock option will immediately vest at an exercise price of $2.59. The Company recorded accretion of the debt discount totaling $0 and $608,460, respectively, during the three and nine months ended September 30, 2021.

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

The Company made matching contributions to the 401(k) Plan during the three months ended September 30, 2022 and 2021 of $6,498 and $4,244, respectively. The Company made matching contributions to the 401(k) Plan during the nine months ended September 30, 2022 and 2021 of $30,517 and $7,132, respectively.

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

Note 12—Patent assignment and royalty agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to these agreements as of September 30, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to MyMD Pharmaceuticals, Inc.

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

Severe and/or long-term disruptions in our operations may negatively impact our business, operating results and financial condition in other ways, as well. Specifically, we anticipate that the stress of COVID-19 on healthcare systems generally around the globe may negatively impact regulatory authorities and the third parties that we may engage in connection with the development and testing of our therapeutic targets.

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

Operating Expenses

Our operating expenses are broken into several components, including research and development and general and administrative costs.

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

General and Administrative

General and administrative expenses primarily consist of salaries, wages and benefits for our employees in the executive, legal and accounting functions and third-party costs for legal, accounting, insurance, investor relations, stock market and board expenses.

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

RESULTS OF OPERATIONS

Summary of Statements of Operations for the Three Months Ended September 30, 2022 and 2021

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		Percent
Description	2022	2021	Change
Operating Expenses
General and Administrative	$1,554,244	$1,428,795	8.8
Research and Development	1,803,229	2,979,408	(39.5)
Stock Based Compensation	352,417	-	100.0
Total Operating Expenses	$3,709,893	$4,408,203	(15.8)
Loss from Operations	(3,709,893)	(4,408,203)	15.8
Other (Income)/Expense, Net	(16,152)	1,059,078	101.5
Net Loss	$(3,693,741)	$(5,467,281)	32.4

Revenue

We had no revenue during the three months ended September 30, 2022 and September 30, 2021.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 totaled $1,803,229 as compared to $2,979,408 for the three months ended September 30, 2021.

The table below summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,		Percent
Description	2022	2021	Change
Salaries and Wages	$416,739	$215,480	93.4
Development Programs	556,265	2,102,575	(73.5)
Professional Services	97,254	20,450	375.6
Regulatory Expenses	732,971	640,906	14.4
Total Research and Development Expenses	$1,803,229	$2,979,408	(39.5)

Salaries and wages increased $201,259 for the three months ended September 30, 2022. The increase is attributed to the addition of an additional staff position and bonuses.

Development program costs include those associated with pre-clinical development, clinical trials and other manufacturing and development programs. Costs decreased $1,546,307 for the three months ended September 30, 2022 related to the completion of a 10-month dog toxicology and a 6 month rat toxicology study. Both studies were required by the FDA under the current Investigational New Drug Applications (“IND”). The Company completed a Phase 1 clinical trial that was submitted to the FDA and justified further testing of the Phase 2 studies.

Professional services costs increased $76,804 for the three months ended September 30, 2022. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses increased $92,065 for the three months ended September 30, 2022. These expenses include the submission of an IND to the FDA to investigate sarcopenia and frailty in patients. We started a Phase 2 multi-center double blind placebo controlled randomized study to investigate efficacy and tolerability of MYMD-1 in the treatment of chronic inflammation associated with sarcopenia and frailty. A clinical research organizations (“CRO”) is managing the study with two central laboratories and a Pharmacokinetic testing site.

Administrative Expenses

Administrative expenses for the three months ended September 30, 2022, totaled $1,554,244, as compared to $1,428,795 for the three months ended September 30, 2021.

The table below summarizes our administrative expenses for the three months ended September 30, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,		Percent
Description	2022	2021	Change
Personnel Costs	$331,647	$297,376	11.5
Professional Service Costs	549,321	405,463	35.5
Stock Market & Investor Relations Costs	209,959	206,183	1.8
Other Administrative Costs	463,317	519,773	(10.9)
Total Administrative Expense	$1,554,244	$1,428,795	8.8

Personnel costs increased $34,271 for the three months ended September 30, 2022. These costs are made up of the general administrative staff and a 20% allocation of certain research and development staff that have administrative responsibilities. The increase for the three months ended September 30, 2022 is related to bonuses for senior executives.

Professional services costs increased $143,858 during the three months ended September 30, 2022. These costs included legal, accounting and specialized consulting services regularly incurred in the course of business.

Stock market and investor relations costs increased $3,776 during the three months ended September 30, 2022. These costs include the annual NASDAQ listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual and special shareholder meetings.

Other administrative expenses decreased $56,456 for the three months ended September 30, 2022. These costs include Board expenses, business insurance, corporate travel and other general operating expenses.

Stock-Based Compensation

On January 28, 2022, we issued 200,000 stock options to an employee with an issue date fair value of $3.59 per option. The options expire January 28, 2029 and are subject to a variable vesting schedule. For the three months ended September 30, 2022, we recognized expenses of $85,368.

On June 21, 2022, we issued 100,000 stock options to a consultant with an issue date fair value of $2.30 per option. The options expire June 21, 2027 and vested immediately. The fair market value of the shares are being amortized over the twelve month term of the agreement. For the three months ended September 30, 2022, we recognized expenses of $50,252.

On July 7, 2022, we issued 50,167 restricted stock units to a consultant with an issue date fair value of $150,000. These units vested upon issue. The fair value of the units is being amortized over the three-month term of the agreement. For the three months ended September 30, 2022, we recognized expenses of $138,587.

On July 7, 2022, we issued warrants to purchase up to 38,265 shares of its common stock at an exercise price of $5.98 and a fair market value of $93,233 to a vendor for services. During the three ended September 30, 2022, the company recognized expenses of $78,210.

Other Income and Expense

Other income, net of expense, for the three months ended September 30, 2022 totaled $16,152. Other expense, net of income, for the three months ended September 30, 2021 totaled $1,059,078.

The table below summarizes our other income and expenses for the three months ended September 30, 2022 and 2021, as well as the percentage of change year-over-year:

	For the Three Months Ended September 30,		Percent
Description	2022	2021	Change

Realized Losses on Investments	$1,200	$1,650	(27.3)
Equity Investments (Gains)/Losses	(1,899)	298	737.2
Interest and Dividend Income	(15,453)	(1,714)	801.6
Uninsured Casualty Losses	-	1,058,086	(100.0)
Other Expense	-	758	(100.0)
Total Other (Income)/Expense, Net	$(16,152)	$1,059,078	101.5

Realized losses on investments were $1,200 for the three months ended September 30, 2022 as compared to losses of $1,650 for the same period in 2021. The decline is principally due to the overall decline in the financial markets and our cash reserves available for investment.

Equity investment gains were $1,899 for the three months ended September 30, 2022 as compared to losses of $298 for the same period in 2021 and reflect the changes in the fair market value of the equity investments.

Interest and dividend income increased to $15,453 for the three months ended September 30, 2022 compared to $1,714 for the three months ended September 30, 2021.

For the three months ended September 30, 2021, we identified an uninsured casualty loss of $1,058,086 related to wire fraud due to a compromised electronic mail account. This incident began in late August 2021 and was discovered on October 26, 2021. Additional losses totaling $207,220 occurred during October 2021.

Summary of Statements of Operations for the Nine Months Ended September 30, 2022 and 2021

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,		Percent
Description	2022	2021	Change
Operating Expenses
General and Administrative	$4,296,119	$4,020,435	6.9
Research and Development	6,596,942	6,018,565	9.6
Interest Expense & Accretion of Debt Discount	-	701,090	(100.0)
Stock Based Compensation	581,663	15,036,051	(96.1)
Total Operating Expenses	$11,315,545	$25,776,141	(55.5)
Loss from Operations	(11,315,545)	(25,776,141)	(55.5)
Other Expense (Income)	(22,906)	873,180	102.6
Net Loss	$(11,292,639)	$(26,649,321)	(57.0)

Revenue

We had no revenue during the nine months ended September 30, 2022 and September 30, 2021.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 totaled $6,596,942 as compared to $6,018,565 for the nine months ended September 30, 2021.

The table below summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2022	2021	Change
Salaries and Wages	$843,933	$592,653	42.4
Development Programs	2,782,561	4,374,072	(36.4)
Professional Services	108,680	44,715	143.1
Regulatory Expenses	2,852,145	984,221	189.8
Other Research and Development Expenses	9,623	22,904	(58.0)
Total Research and Development Expenses	$6,596,942	$6,018,565	9.6

Salaries and wages increased $251,280 for the nine months ended September 30, 2022. The increase is attributed to the addition of an additional staff position and bonuses.

Development program costs include those associated with pre-clinical development, clinical trials and other manufacturing and development programs. Costs decreased $1,591,511 for the nine months ended September 30, 2022 related to the completion of a 10-month dog toxicology and a 6 month rat toxicology study. Both studies were required by the FDA under the current IND. The Company completed a Phase 1 clinical trial that was submitted to the FDA and justified further testing of the Phase 2 studies.

Professional services costs increased $63,965 for the nine months ended September 30, 2022. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses increased $1,867,924 for the nine months ended September 30, 2022. These expenses include the submission of an IND to the FDA to investigate sarcopenia and frailty in patients. We started a Phase 2 multi-center double blind placebo controlled randomized study to investigate efficacy and tolerability of MYMD-1 in the treatment of chronic inflammation associated with sarcopenia and frailty. A CRO is managing the study with two central laboratories and a Pharmacokinetic testing site.

Other research and development expenses declined $13,281 for the nine months ended September 30, 2022. These expenses include laboratory supplies, training and travel for department personnel while working with third party trial sites.

Administrative Expenses

Administrative expenses for the nine months ended September 30, 2022, totaled $4,296,119, as compared to $4,020,435 for the nine months ended September 30, 2021.

The table below summarizes our administrative expenses for the nine months ended September 30, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2022	2021	Change
Personnel Costs	$994,219	$679,460	46.3
Professional Service Costs	1,232,703	1,327,465	(7.1)
Stock Market & Investor Relations Costs	727,975	546,154	33.3
Other Administrative Costs	1,341,222	1,467,356	(8.6)
Total Administrative Expense	$4,296,119	$4,020,435	6.9

Personnel costs increased $314,759 for the nine months ended September 30, 2022. Two additional staff members were acquired during the merger with Akers Biosciences and a 20% allocation for two research and development staff members has been made to account for their administrative duties.

Professional services costs declined $94,762 during the nine months ended September 30, 2022. These costs included legal and accounting and specialized consulting services related to the merger as well as other legal and accounting services regularly incurred in the course of business.

Stock market and investor relations costs increased $181,821 during the nine months ended September 30, 2022. These costs include the annual NASDAQ listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual and special shareholder meetings. Prior to the Merger, MyMD Florida was not a reporting company and did not experience the costs associated with a publicly reporting entity.

Other administrative expenses decreased $126,134 for the nine months ended September 30, 2022. These costs include Board expenses, business insurance, corporate travel, the settlement of shareholder litigation related to the merger and other general operating expenses.

Interest Expense and Accretion of Debt Discount

Interest expense and the accretion of the debt discount on the line-of-credit declined $701,090 during the nine months ended September 30, 2022. The line-of-credit included a requirement to issue one share of stock for each dollar borrowed. The fair market value, as determined using Black-Scholes, was amortized over the remaining life of the credit line. The line of credit also carried an annualized 5% interest rate.

The line of credit was terminated on April 16, 2021 in relation to the merger and was paid in full on April 28, 2021.

Stock-Based Compensation

On January 28, 2022, we issued 200,000 stock options to an employee with an issue date fair value of $3.59 per option. The options expire January 28, 2029 and are subject to a variable vesting schedule. For the nine months ended September 30, 2022, we recognized expenses of $293,700.

On January 28, 2022, we issued 4,040 restricted stock units with an issue date fair value of $3.96 per RSU. These units vested upon issue. For the nine months ended September 30, 2022, we recognized expenses of $15,998.

On June 21, 2022, we issued 100,000 stock options to a consultant with an issue date fair value of $2.30 per option. The options expire June 21, 2027 and vested immediately. The fair market value of the shares are being amortized over the twelve month term of the agreement. For the nine months ended September 30, 2022, we recognized expenses of $55,168.

On July 7, 2022, we issued 50,167 restricted stock units to a consultant with an issue date fair value of $150,000. These units vested upon issue. The fair value of the units are being amortized over the three month term of the agreement. For the nine months ended September 30, 2022, we recognized expenses of $138,587.

On July 7, 2022, we issued warrants to purchase up to 38,265 shares of its common stock at an exercise price of $5.98 and a fair market value of $93,233 to a vendor for services. During the nine ended September 30, 2022, the company recognized expenses of $78,210.

During the nine months ended September 30, 2021, we recorded $15,036,051 in stock option modification expenses related to the 4,188,315 pre-Merger MyMD Florida options that were assumed by MyMD upon the consummation of the merger.

Other Income and Expense

Other income, net of expense, for the nine months ended September 30, 2022, totaled $22,906. Other expense, net of income, for the nine months ended September 30, 2021 totaled $873,180.

The table below summarizes our other income and expenses for the nine months ended September 30, 2022 and 2021, as well as the percentage of change year-over-year:

	For the Nine Months Ended September 30,		Percent
Description	2022	2021	Change

Realized (Gains)/Losses on Investments	$4,849	$(39,797)	(112.2)
Equity Investments (Gains)/Losses	(1,754)	41,745	104.2
Interest and Dividend Income	(21,559)	(7,355)	193.1
Gain on Forgiveness of Debt	-	(180,257)	(100.0)
Uninsured Casualty Loss	(4,442)	1,058,086	100.4
Other Expense	-	758	(100.0)
Total Other (Income)/Expense, Net	$(22,906)	$873,180	102.6

Realized losses on investments were $4,849 for the nine months ended September 30, 2022 as compared to gains of $39,797 for the same period in 2021. The decline is principally due to the overall decline in the financial markets and our cash reserves available for investment.

Equity investment gains were $1,754 for the nine months ended September 30, 2022 as compared to losses of $41,745 for the same period in 2021. The losses were due to a decrease in the fair market value of the equity investments.

Interest and dividend income increased to $32,559 for the nine months ended September 30, 2022 compared to $7,355 for the nine months ended September 30, 2021.

The gain on debt forgiveness is associated with the negotiated settlement of an outstanding debt on a lease totaling $109,657 and the forgiveness of our Payroll Protection Program loans totaling $70,600.

For the nine months ended September 30, 2021, we have identified an uninsured casualty loss of $1,058,086 related to wire fraud due to a compromised electronic mail account. This incident began in late August 2021 and was discovered on October 26, 2021. Additional losses totaling $207,220 occurred during October 2021. During the nine months ended September 30, 2022, we recovered $4,442 of this loss.

Liquidity and Capital Resources

As of September 30, 2022, our cash on hand totaled $309,926 and marketable securities totaled $6,774,381. We incurred a net loss of $11,451,818 for the nine months ended September 30, 2022. As of September 30, 2022, we had working capital of $6,296,506, shareholders’ equity of $18,327,047 and an accumulated deficit of $90,013,386. During the nine months ended September 30, 2022, cash flows used in operating activities were $10,021,664 consisting primarily of a net loss of $11,451,818 offset by non-cash stock-based compensation of $581,663 and an increase in trade and other payables of $730,683. Since the Company’s inception, we have met our liquidity requirements principally through the sale of our common stock in public offerings and private placements.

We evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believe that our current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund our current operating budget and contractual obligations as of September 30, 2022 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

Our net cash used by operating activities totaled $10,021,664 during the nine months ended September 30, 2022. Net cash used consisted principally of the net loss of $11,451,818 partially offset by non-cash stock based compensation of $581,663 and an increase in trade and other payables of $730,683.

Our net cash used by operating activities totaled $14,704,008 during the nine months ended September 30, 2021. Net cash used consisted principally of the net losses from operations of $26,649,321 and a decrease in trade and other payables of $3,234,057 partially offset by non-cash option modification expenses of $15,036,051.

Investing Activities

Our net cash provided by investing activities totaled $4,225,595 for the nine months ended September 30, 2022 as compared to cash provided by investing activities total $16,852,177 during the nine months ended September 30, 2021. During the nine months ended September 30, 2022 we purchased securities totaling $4,774,405 and sold securities totaling $9,000,000. During the nine months ended September 30, 2021, we purchased securities totaling $11,851 and sold securities totaling $15,483,176 and received $1,380,852 from the merger.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $5,550,028 consisting of the sale of common shares. Net cash consumed by financing activities totaling $921,439 during the nine months ended September 30, 2021 which consisted of the payoff of the Company’s lines of credit totaling $3,062,444 offset by proceeds of $120,000 from the line of credit, net proceeds from exercise of warrants of $194,868 and $1,826,137 from the payments under the Bridge Loan Note executed in favor of the Company by MyMD Florida on November 11, 2020.

August 2022 Offering

On August 15, 2022, the Company entered into a securities purchase agreement with certain accredited and institutional investors pursuant to which we agreed to issue 1,411,764 shares of Common Stock in a registered direct offering and unregistered warrants to purchase up to an aggregate of 1,411,764 shares of Common Stock in a concurrent private placement. Such warrants have an exercise price of $5.25 per share, are exercisable six months following the date of issuance and have a term of exercise equal to five years from the initial exercise date. The Company received net proceeds from the sale of the shares, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.5 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2022, other than those previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No.1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.3	Amended and Restated Bylaws of MyMD Pharmaceuticals, Inc., effective April 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022)

10.2#*	Fifth Amendment to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated August 30, 2022.

10.3#*	Third Amendment to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals, Inc., dated August 30, 2022.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files of Financial Statements and Notes.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Management contract or compensatory plan or arrangement.

** Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYMD PHARMACEUTICALS, INC.

Date: November 10, 2022	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

