Form 10-K
period 2022-12-31
MyMD Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, based on a closing price of $2.17 was $70,298,348.

As of March 29, 2023, the registrant had 39,470,009 shares of its Common Stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This report is the Annual Report on Form 10-K for the year ended December 31, 2022 of MyMD Pharmaceuticals, Inc., which was formerly known as Akers Biosciences, Inc. prior to the consummation on April 16, 2021 of the merger described below.

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 (the Original Merger Agreement, as amended by Amendment No. 1, the “Merger Agreement”), by and among MyMD Pharmaceuticals, Inc., a New Jersey corporation previously known as Akers Biosciences, Inc. (the “Company”), XYZ Merger Sub Inc., a Florida corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s Common Stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of the Company’s Common Stock, no par value per share (the “Company Common Stock” or “Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payments in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-merger MyMD Florida stockholders at the closing of the Merger payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger. Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former MyMD Florida equity holders owned approximately 77.05% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of MyMD Florida Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Akers Biosciences, Inc. stockholders owned approximately 22.95% of the outstanding equity of the Company.

As of 4:05 pm Eastern Time on April 16, 2021, immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). All share numbers and exercise prices included herein have been adjusted to give retroactive effect to the Reverse Stock Split.

The Merger is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes. MyMD Florida is being treated as the accounting acquirer, as its stockholders control the Company after the Merger, even though Akers Biosciences, Inc. was the legal acquirer.

See Note 1 of the Consolidated Financial Statements for additional information.

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

These risks and uncertainties include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our shareholders;

●	our ability to realize the intended benefits of the Merger (as defined below) and the Contribution Transaction (as defined below);

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	delisting of our Common Stock from the Nasdaq Capital Market;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including MYMD-1, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of the COVID-19 pandemic on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of the COVID-19 pandemic on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when needed;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	the outcome of litigation or other proceedings to which are subject as described in the “Legal Proceedings” section of this Annual Report on Form 10-K, or to we may become subject to in the future;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	changes in the market acceptance of our products and services;

●	our compliance with all laws, rules, and regulations applicable to our business and drug product candidates;

●	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	other risks, including those described in the “Risk Factors” section of this Annual Report on Form 10-K.

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

As of December 31, 2022, MyMD had 500,000,000 shares of authorized Common Stock, of which approximately 39,470,009 shares were outstanding and 14,202,928 shares were reserved for issuance of Common Stock upon the exercise of outstanding stock options, Common Stock warrants, restricted stock units and convertible preferred stock and warrants.

Merger

On April 16, 2021, pursuant to the Merger Agreement, by and among the Company, Merger Sub and MyMD Florida, Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s Common Stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of the Company’s Common Stock, no par value per share (the “Company Common Stock” or “Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payments in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-merger MyMD Florida stockholders at the closing of the Merger payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger. Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former MyMD Florida equity holders owned approximately 77.05% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of MyMD Florida Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Akers Biosciences, Inc. stockholders owned approximately 22.95% of the outstanding equity of the Company.

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

Oravax is pursuing the development of the COVID-19 vaccine candidate. MyMD has evaluated several options with respect to its interest in Oravax, including a potential distribution of Oravax shares to the MyMD shareholders. This would make Oravax a publicly held company. MyMD’s interest in Oravax consists of 13% of Oravax’s outstanding shares of capital stock and the rights to a 2.5% royalty on all future net sales. In addition, MyMD currently has the right to designate a member of the board of directors of Oravax, pursuant to which Mr. Joshua Silverman, our Chairman of the Board, has been designated to serve as a director of Oravax.

Status of MyMD Florida

On April 8, 2022, the MyMD Florida subsidiary was dissolved and merged into the New Jersey corporation MyMD Pharmaceuticals, Inc. pursuant to an Agreement and Plan of Merger dated April 8, 2022.

Drug Development

MyMD is developing two platform drugs targeting numerous disease indications. Below is MyMD’s development pipeline:

Strategy

MyMD’s strategy is to focus on extending healthy life span through the development and commercialization of novel drug platforms based on well-defined therapeutic targets. Below are MyMD’s key clinical strategies:

●	Complete Phase 2 clinical trial in sarcopenia (i.e., age-related muscle loss) in the second quarter of 2023;

●	Advance MYMD-1 into Phase 2 clinical trials for treatment of diabetes, rheumatoid arthritis, and inflammatory bowel disease;

●	Execute on IND-enabling studies of Supera-CBD to enable submission of an IND for a Phase 1 clinical trial in healthy volunteers followed by Phase 2 clinical trials in epilepsy, addiction and anxiety disorders;

●	Identify and validate additional novel targets and utilize translational platforms to develop a pipeline of product candidates for aging and other autoimmune disease;

●	Maintain broad commercial rights to MyMD’s product candidates; and

●	Continue to strengthen and expand MyMD’s intellectual property portfolio.

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

MYMD-1 Regulates Multiple Cytokines

MyMD conducted an in vitro study to demonstrate that MYMD-1 regulates a broad range of cytokines, including TNF-α, interferon gamma (INFγ) and interleukins, including interleukin 2 (“IL-2”) and IL-17A. By blocking these cytokines that have been shown to play key roles in the development and maintenance of autoimmune diseases, MYMD-1 treats the causes—and not just the symptoms—of this class of illnesses.

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

MYMD-1 Targets Autoimmune Diseases

MYMD-1 is designed to regulate the immunometabolic system and intended for development as a potential treatment for certain autoimmune diseases, including (but not limited to) multiple sclerosis, diabetes, rheumatoid arthritis, and/or inflammatory bowel disease. MYMD-1 is also being developed to treat age-related illnesses such as frailty and sarcopenia. Autoimmune diseases are a broad category of diseases that result from an overactive immune response, where immunometabolic system dysregulation is believed to play an important role. A healthy immune system defends the body against disease and infection. If the immune system malfunctions, it can mistakenly attack healthy cells, tissues, and organs. In response to an often-unknown trigger, the immune system starts producing antibodies that attack the body’s own cells instead of fighting infections.

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

We believe MYMD-1 is distinguishable from currently marketed TNF-α blockers because it selectively blocks TNF-α production related to adaptive immunity (involved in autoimmunity) but spares the role of this cytokine in innate immunity (which plays a primary protective role in fighting off invading organisms). Because of the crucial role that TNF-α plays in front line protection by the innate immune system (e.g., from bacterial, fungal, and viral infections), the indiscriminate blockade of TNF-α by TNF-α blocking agents can cause serious and even fatal infections, which is one of the primary limiting factors in the use of this class of drugs. Based on our belief regarding the selectivity of MYMD-1 in blocking TNF-α, therefore, we intend to explore the extent to which MYMD-1 may be a safer alternative to treat infectious, inflammatory, and autoimmune conditions, as well as its potential to ameliorate immune mediated depression in such illnesses.

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

Preliminary in vivo studies of the therapeutic efficacy of MYMD-1 in the animal model for multiple sclerosis, known as EAE, indicate that MYMD-1 modulates autoreactive T cell activation in a dose-dependent manner, suppresses T cell activation and ameliorates the course of EAE. Further EAE mouse studies suggest that MYMD-1 suppresses the influx of CD4+ T cells into the brain.

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

MyMD conducted an in vivo study of autoimmune thyroiditis in a spontaneous thyroiditis (NODH.2) mouse model. We believe the results of this study show MYMD-1’s ability to suppress TNF-α production by CD-4+ T cells in a dose dependent manner. Additionally, the study reported that MYMD-1 statistically decreases the incidence and severity (p <0.001) of thyroiditis in this mouse model. Pre-clinical studies have demonstrated that MYMD-1 ameliorated autoimmune thyroiditis in the thyroiditis mouse model.

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

MYMD-1 Targets Inflamm-Aging and Related Disorders

Aging is associated with a loss of tight regulation of the immune system. This leads to increased inflammatory activity in the body, including increased circulating levels of TNF-α. Chronic inflammation is a hallmark of aging, referred to as inflamm-aging. Inflamm-aging and chronic inflammation are closely linked to a number of disorders such as obesity, insulin resistance/type 2 diabetes, cardiovascular diseases, and cancers. TNF-α is a multifunctional pro-inflammatory cytokine which may play a part in the pathogenesis of certain age-related disorders such as atherosclerosis. A multi-year pre-clinical, proof of concept in vivo study in aging and longevity confirmed our belief regarding MYMD-1’s potential therapeutic effect on inflamm-aging and other age-related disorders, which we intend to explore further in clinical trials, pending our submission, and the corresponding acceptance, of the requisite regulatory and other relevant submissions.

Bascom Palmer Eye Institute Collaboration

On July 12, 2022, we announced a new collaboration with Bascom Palmer Eye Institute of Miami, Florida (“Bascom Palmer”) to collaborate on a pre-clinical study using MYMD-1 as a potential treatment for traumatic optic neuropathy (TON). To date, our collaboration with Bascom Palmer has included pre-clinical and clinical investigations.

Pre-Clinical

In July 2022 we entered into a Material Transfer Agreement with Bascom Palmer. Our collaboration was announced in a press release and in an article in Ophthalmology Times. Bascom Palmer confirmed in August 2022 that it had received a quantity of our MYMD-1 product candidate and MYMD provided a material safety datasheet and certification of analysis. In August 2022, Bascom Palmer researchers conducted a preliminary introductory study of TON in mice. Investigators ran a crush injury of the mice’s optic nerves with and without MYMD-1. The study drug was given once per day via oral gavage at a dosage of 30 mg/kg of body weight. The mice were treated for five days, untreated for two days, and then sacrificed, and their TNF-α levels were measured. Data from this study is pending. We intend to plan additional pre-clinical studies.

Clinical

In addition to the pre-clinical study described above, we are collaborating with Bascom Palmer to plan future a clinical study. In August 2022, Bascom Palmer researchers executed a confidentiality and non-disclosure agreement and Bascom Palmer produced a draft protocol synopsis entitled, Assessment of the Anti-Inflammatory Effects of MYMD-1 in Non-Infectious Anterior Uveitis: A Randomized Controlled, Double Blind Clinical Study.

MYMD-1 Commercialization Targets

MYMD-1 is being developed to address serious and debilitating autoimmune and inflammatory diseases, including sarcopenia, frailty resulting from aging process, and rheumatoid arthritis (RA). According to the U.S. Census Bureau, in 2020, there were approximately 54 million U.S. residents over 65 years of age, representing 16% of the U.S. population. This figure is expected to increase to nearly 22% by the year 2040.1 The Arthritis Foundation estimates that approximately 1.5 million people in the U.S. have RA.2

Supera-CBD

Supera-CBD is a synthetic small molecule that is an analog of naturally grown CBD derived from the Cannabis sativa plant. Supera-CBD is being developed to treat conditions with which CBD is often anecdotally associated but for which no natural or synthetic CBD-containing drugs have been approved by the FDA, such as pain, anxiety/depression and seizures from epilepsy. While naturally grown CBD is a constituent of Cannabis sativa, Supera-CBD is a synthetic analog of CBD, thus eliminating potential complications associated with the psychoactive effects of Tetrahydrocannabinol (“THC”), which is also a constituent of the Cannabis sativa plant. Studies have suggested that CBD may have broad therapeutic properties, including the treatment of neuropsychiatric disorders.

1 U.S. Department of Health and Human Services. 2020 Profile of Older Americans. May 2021 Page 3.

2 The Arthritis Foundation. Rheumatoid Arthritis: Causes, Symptoms, Treatments and More.

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

Opioid receptors are widely expressed in the brain, spinal cord, peripheral nerves and digestive tract. MyMD conducted an in vitro binding analysis of Supera-CBD with the three types of opioid receptors. The profile suggests that Supera-CBD could possibly play a role in treating opioid addiction.

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

Supera-CBD Early-Stage Plans for Development and Potential Commercialization Targets

Supera-CBD is in early-stage development for pain, anxiety, and sleep disorders. There are currently a number of over-the-counter CBD products marketed with unapproved therapeutic claims relating to these conditions, among other conditions. While there are a substantial number of such products on the market that have not been subject to regulatory enforcement action, the FDA has consistently reiterated, in guidance and warning letters against a number of the companies marketing such CBD products for such uses, that CBD products may not be lawfully marketed for therapeutic uses in the United States without first-obtaining FDA approval via the NDA process. CBD product sales in the US reportedly reached $5.3 billion in 2021, 15% growth over 2020 sales, and are projected to reach $16 billion by 2026.3 MyMD believes that if Supera-CBD is approved by the FDA, it may have competitive advantages over currently marketed CBD products that have not been approved by FDA as drug products, as approved drugs must undergo rigorous premarket study and generate results sufficient to support a finding that they are safe and effective for their intended use(s) and remain subject to ongoing FDA postmarket regulation, which provides additional assurances relating to quality, consistency and safety.

Currently, there is one FDA-approved drug with plant-derived CBD as an active ingredient. FDA subsequently approved three other cannabinoid-containing drugs, two of which utilize synthetic cannabinoids analogous or similar to THC as the active ingredient and the other, a combination of synthetic CBD and THC. Epidiolex is being commercialized by GW Pharmaceuticals, plc (“GWPH”) to treat seizures associated with Lennox-Gastaut syndrome or Dravet syndrome in patients two years of age and older. The reported revenues from Epidiolex in fiscal year 2019 were approximately $296 million. MYMD believes that, by utilizing synthetic, rather than naturally derived, CBD in Supera-CBD may mitigate a number of obstacles generally associated with growing and processing an active drug ingredient produced from naturally grown plant extracts.

On March 2, 2023, we announced that the U.S. Drug Enforcement Administration (DEA) has conducted a scientific review and determined that it would not Supera-CBD a controlled substance or listed chemical under the Controlled Substances Act (CSA) and its governing regulations. We believe that this decision will expedite future research involving Supera-CBD by relieving us or our research partners from having to comply with regulations relating to controlled substances.

Sales and Marketing

MyMD does not currently have sales and marketing infrastructure to support the launch of its products. MyMD intends to build such capabilities in North America prior to launch the commercial MYMD-1, if successfully developed and granted the requisite FDA approval. Outside of North America, MyMD may rely on licensing, co-sale and co-promotion agreements with strategic partners for commercialization of its products. If MyMD builds a commercial infrastructure to support marketing in North America, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, MyMD would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that MYMD-1 or Supera-CBD will be approved, which cannot be guaranteed.

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

Existing therapies for autoimmune diseases include anti-inflammatory drugs and immunosuppressive agents, including drugs that seek to selectively inhibit or block TNF-α (generally referred to as “TNF-α blocking drugs”). TNF-α blocking drugs are large molecules that are generally injected or infused. In some instances, the period of efficacy of a given dosage of TNF-α blockers can decline with repeated administration and side effects can be a concern. Leading TNF-α blocking drugs include Etanercept (Enbrel), Infliximab (Remicade), and Adalimumab (Humira). The total TNF-α market collectively represented approximately $41 billion in global sales in 2022.4 All of these existing TNF-α blocking drugs require injection, whereas MYMD-1 is being developed to be orally bioavailable. Our management believes patients and providers would view the fact that MYMD-1 can be administered orally as a significant advantage.

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

3 Benzinga: US Hemp CBD Market To Hit $5.3B In Sales In 2021.

4 https://www.thebusinessresearchcompany.com/report/tnf-alpha-inhibitor-global-market-report

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

MyMD’s patent portfolio includes protection for MYMD’s lead product candidates, MYMD-1 and Supera-CBD. Currently, there are multiple patent families relating to (i) age reversal and treatments of age-related disorders including sarcopenia; (ii) reduction of TNF-α levels and treatments of autoimmune disorders; (iii) addiction treatments; (iv) methods of increasing hair growth and (v) plant nutrition. As of the date of this document, MyMD has 16 issued U.S. patents, four pending U.S. patent applications, 50 issued foreign patents, and 15 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which, if issued, are expected to expire between 2036 and 2039.

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

Government Regulation

Government authorities in the U.S. at the federal, state, and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drugs and biological products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety, and efficacy in connection with the target indication(s) for use must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

Pharmaceutical product development for a new drug product or certain changes to an approved product in the U.S. typically requires pre-clinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing on human subjects may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements are inherently uncertain, expensive, and it typically takes many years to generate sufficient data to apply for approval, even when such approval is not ultimately granted, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Employees

As of December 31, 2022, MyMD had nine full-time employees and no part-time employees. MyMD has not experienced any work stoppages. None of MyMD’s employees are represented by a labor union or covered by collective bargaining agreements, and MyMD considers its relationship with its employees to be good.

Management Plans for 2023

In November 2022, the company published data from the Phase 1 dosing study for MYMD-1 as a treatment for aging. There was a statistically significant decrease in TNF-α levels (p-value <0.05) found in one MYMD-1 treated cohort, but no change in the levels in subjects given placebo.

We are focused on closing out our pivotal Phase 2 aging and sarcopenia study. Final efficacy data from the Phase 2 study is expected in the second quarter of 2023. We anticipate that we will review the safety and efficacy of this study and present the mandatory end of Phase 2 data to the FDA.

The company intends to submit an IND to the FDA in the second quarter 2023 for the indication of Rheumatoid Arthritis. This will be followed by a Phase 2 clinical trial with patients with Rheumatoid Arthritis.

In October 2020 we completed several in vitro studies from human primary cell-based BioMap systems at Eurofins contrasting MYMD-1 with Humira, Enbrel and Remicade.

MYMD-1 Product Candidate

We are currently completing enrollment in the fourth and final cohort of patients in the Phase 2 Aging and Sarcopenia Study (“A Double-Blind, Placebo-controlled, Randomized Study to Investigate the Efficacy, Tolerability and Pharmacokinetics of MYMD-1 in The Treatment of Participants Aged 65 Years or Older with Chronic Inflammation Associated with Sarcopenia/Frailty”).

We completed a Phase 1 Dosing Study (“A Double-blind, Placebo-controlled, Randomized, Single Ascending and Multiple Dose Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Oral Dose of MYMD-1 Capsules in Healthy Male and Female Adult Subjects”).

●	The Investigational New Drug (IND) application for Aging and Sarcopenia was accepted by FDA.

●	The IND was submitted to support a Phase 2 study focused on Aging and Sarcopenia in adults 65 years and older. The FDA reviewed the IND with its corresponding protocol and allowed the company to proceed to a Phase 2 clinical trial on November 1, 2021.

●	We obtained IRB approval on November 16, 2021 which permitted us to start enrollment and dosing qualified participants. To date, the trial has dosed 80% of its goal sample size of 40 subjects. The primary objects of the study are to a) Demonstrate reduction of chronic inflammatory markers in participants treated with MYMD-1® versus placebo and b) To evaluate the PK of oral doses of MYMD-1® capsules.

This will be accomplished by analyzing the effect on serum levels of sTNFR1, IL-6, and TNF-α over 28 days of treatment as well as plasma concentrations and urine and parameters of MYMD-1®, respectively. To qualify for the clinical trial, subjects’ biomarkers during the screening period must be within the following Criteria: IL-6 ≥ 2.5pg/mL; and/or sTNFR-1 ≥ 1500pg/mL

To date, we have randomized and dosed 30/40 subjects across Cohorts 1 (n=10; 600mg), 2 (n=10; 750mg), 3 (n=10; 900mg) and 4 (n=pending; 1050mg).

IND for Autoimmune Diseases

Animal Studies

●	10-month Dog Study – completed on December 20, 2021: A 39-Week Toxicity and Toxicokinetic Study of MYMD-1 by Oral Gavage in Beagle Dogs.

●	6-month Rat Study – completed on December 17, 2021: A 26-Week Toxicity and Toxicokinetic Study of MYMD-1 by Oral Gavage in Rats.

●	5-Day Mouse Study – Completed May 2020 with results pending: A Preliminary Introductory Traumatic Optic Neuropathy (TON) in a Mouse study

●	Studies produced guidance on dosing levels and overall safety in the human studies.

Publications

A scientific journal article on MYMD-1 was published in The Journals of Gerontology in August 2022. This manuscript supports our continued efforts to conduct a second Phase 2 Trial for Rheumatoid Arthritis in 2023 and additional autoimmune diseases that we may pursue.  Additionally, “MyMD-1 Improves Health Span and Prolongs Life Span in Old Mice: A Noninferiority Study to Rapamycin” by Johns Hopkins Medical School. This journal article details a 12-month mouse trial studying aging and longevity with MYMD-1. We also completed several in vitro studies from human primary cell-based BioMap systems at Eurofins contrasting MYMD-1 versus Rapamycin further supporting our transition to Rheumatoid Arthritis.

In November 2022, MyMD published “A Double-blind, Placebo-controlled, Randomized, Single Ascending, and Multiple Dose Phase 1 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Oral Dose Isomyosamine Capsules in Healthy Adult Subjects” Authors: Jenna Brager, Chris Chapman, Leonard Dunn, and Adam Kaplin in Drug Research. This became available in print in February 28, 2023. This journal article details the results from the Phase 1 clinical trial.

Later, an abstract was accepted for presentation at the British Society of Immunology, Liverpool, UK in December 2022. “Pharmacology and clinical profile of MYMD-1® (isomyosamine), an oral, selective, next-generation, TNF- α inhibitor that crosses the blood brain barrier” authored by Jenna Brager, Ronald Christopher, Adam Kaplin, and Chris Chapman.

Moving in to the 2023, an abstract was accepted for presentation at the Society of Toxicology to be presented in March 2023, entitled, “A Naturally Occurring Novel Therapeutic and Oral Selective Inhibitor of TNFa, MYMD-1 (Isomyosamine), Significantly Reduced the Inflammation and Disease Severity in Murine Model of Collagen Antibody-Induced Arthritis” authored by Chris Chapman and Sonia Edaye.

All publications and abstracts support the continued development of MYMD-1® across various indications.

IND for Hashimoto’s Thyroiditis

●	On February 18, 2022, we submitted an Annual Update to the FDA for the previously opened Hashimoto’s Thyroiditis IND.

●	In April 2021, the FDA gave clearance for a Phase 1 dosing study in normal healthy volunteers; Institutional Review Board (IRB) approval was obtained on April 4, 2021. The clinical trial was conducted by The Clinical Research of West Florida Phase 1 unit with a closeout visit taking place on November 22, 2021.

●	Analyses of laboratory parameters, vital sign, ECG, and physical findings did not reveal any clinically relevant effect of MYMD-1. In one dose group, there was a decrease in TNF-α levels found in MYMD-1 treated subjects, but no change in the levels in subjects given placebo. In one dose group, there was a decrease in TNF-α levels found in MYMD-1 treated subjects, but no change in the levels in subjects given placebo.

●	The data from the Phase 1 clinical trial was submitted to the FDA on September 14, 2021 as part of the Annual IND update for Hashimoto’s Thyroiditis IND. The FDA responded by providing guidance on moving forward with Phase 2 clinical trials.

●	This data was also included in a new commercial IND to the FDA on September 22, 2021.

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

Lastly, a Metabolite Identification and Quantitation of MYMD-1 in Rat, Dog, and Human Plasma Samples: Metabolites in Safety Testing (MIST) was completed in October 2022. MYMD-1 was extensively metabolized, and was detected at low levels (<5%) in human plasma.

In November 2022, the company published data from the Phase 1 dosing study for MYMD-1 as a treatment for aging. There was a statistically significant decrease in TNF-α levels (p-value <0.05) found in one MYMD-1 treated subjects cohort, but no change in the levels in subjects given placebo.

We plan to manage our pivotal Phase 2 aging and sarcopenia study. Final efficacy data from the Phase 2 study is expected in the second quarter 2023. We anticipate that we will review the safety and efficacy of this study and present the mandatory end of Phase 2 data to the FDA.

The company intends to submit an IND to the FDA in the second quarter 2023 for the indication Rheumatoid Arthritis. MyMD Pharmaceuticals, Inc. completed several in vitro studies from human primary cell-based BioMap systems at Eurofins contrasting MYMD-1 to Humira, Enbrel and Remicade.

On July 27, 2021, Eurofins showed Commonality in a Comparative Study with FDA-Approved Anti-Inflammatory and Anti-Autoimmune Drugs Used for Arthritis, Colitis and Dermatitis. On October 26, 2021, our President and Chief Medical Officer, Chris Chapman, M.D., was named Honoree of the year by the Arthritis Foundation.

On August 5, 2021, our lead product candidate MYMD-1 was shown to suppress cytokines, which are the major cause of death in COVID-19 patients, in a human cell study. The company plans to consult with the FDA on this indication for post COVID-19 immune mediated depression in the second quarter 2024. During this time, MyMD Pharmaceuticals, Inc. also expects to seek additional FDA guidance on depression in MS patients under an Orphan Drug Designation (ODD).

We have an active IND to start a Phase 2 study for the indication Hashimoto’s Thyroiditis, and plan to present the FDA with a protocol for this pilot Phase 2 study in the fourth quarter 2024.

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

We have received domestic patent protection for MYMD-1, including its use in methods of extending lifespan and treating arthritis, autoimmune diseases, and inflammatory and age-related disorders including sarcopenia. We will continue to prosecute patents to protect intellectual property for MYMD-1 in the United States and abroad.

Supera-CBD Product Candidate

Data from Eurofins studies involving human primary cell-based BioMap system demonstrated that Supera-CBD delivers an extremely potent therapeutic benefit of 8,000 times that of plant-derived CBD at activating CB2 receptors, permitting its delivery at a very low non-toxic dose.

On August 10, 2021 the company was awarded U.S. Patent 11,085,047 B2, titled “Synthetic Cannabinoid Compounds for Treatment of Substance Addiction and Other Disorders,” covering the Super-CBD product candidate and its pharmaceutical formulations. During 2021 and 2022 corresponding foreign patents were awarded in Australia, Canada, Europe, Israel, and South Korea, and patents are pending in China and Japan.

Johns Hopkins Medicine researchers presented Supera-CBD data at the 3rd annual Neuroimmunology Drug Development Summit on April 26, 2021.

The company presented data referencing Super-CBD at the 4th Annual International Cannabinoid Summit on September 9, 2021.

On March 2, 2023, we announced that the U.S. Drug Enforcement Administration (DEA) has conducted a scientific review and determined that it would not Supera-CBD a controlled substance or listed chemical under the Controlled Substances Act (CSA) and its governing regulations. We believe that this decision will expedite future research involving Supera-CBD by relieving us or our research partners from having to comply with regulations relating to controlled substances.

We plan to continue our preclinical program starting genotoxicity studies in Europe. Those studies include:

●	Metabolic profiling and Ames test (initiation December 21, 2021; completion January 20, 2022) and

●	Micronucleus test (initiation December 21, 2021; completion February 20, 2022).

A study of Behavioral Biology at Johns Hopkins University Supera-CBD vs. CBD Acute Pain and Inflammation begins has been funded for 2022 and 2023.

The National Institutes of Health is planning to work on a grant for Supera-CBD in Epilepsy for the third quarter 2023.

In manufacturing, we expect to continue providing GMP Supera-CBD materials for the preclinical toxicity programs. We plan to continue analytical analysis to provide GMP materials for long term toxicity and Human trials.

An example of continued efforts include the JHM Research is conducting a study with MYMD-1 and L/R-Supera-CBD for Depression and Anxiety.

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

●	The COVID-19 pandemic, or similar public health crises, could have a material adverse impact the execution of our planned clinical trials.

●	Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.

●	Our development program for Supera-CBD, a synthetic analog of CBD, is uncertain and may not yield commercial results and is subject to significant regulatory risks.

Risks Related to Commercialization and Manufacturing

●	The commercial success of our product candidates, including MYMD-1 and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors, and the general medical community.

●	The pricing, insurance coverage, and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

●	If third parties on which we depend to conduct our planned pre-clinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.

●	We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize MYMD-1, Supera-CBD and our other product candidates.

●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of MYMD-1, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

Risks Related to Government Regulation

●	Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.

●	The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.

●	Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.

●	Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.

●	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Risks Related to Our Series F Convertible Preferred Stock

●	Our Series F Convertible Preferred Stock (the “Series F Preferred Stock”) provides for the payment of dividends in cash or in shares of our Common Stock. If we pay such dividends in shares of Common Stock, it may result in dilution to existing investors.

●	If we do not receive approval from our stockholders, we will be unable to pay dividends due to the holders of our Series F Preferred Stock in shares of Common Stock and we will be required to pay such dividends in cash, which may force us to divert cash from other uses.

●	The certificate of designation for the Series F Preferred Stock and the warrants issued concurrently contain anti-dilution provisions that may result in the reduction of the conversion price of the Series F Preferred Stock or the exercise price of such warrants in the future. These features may result in an indeterminate number of shares of Common Stock being issued upon conversion of the Series F Preferred Stock or exercise of the warrants.

In addition, we face other business, financial, operational and legal risks and uncertainties set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Risks Related to the Company Following the Merger

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they experienced in connection with the Merger.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests in their respective pre-Merger companies without receiving any commensurate benefit, or only while receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits anticipated at the time of the Merger. Furthermore, if we fail to realize the intended benefits of the Merger, the market price of our Common Stock could decline to the extent that the market price reflects those benefits.

The market price of our Common Stock after the Merger has been and may continue to be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.

Prior to April 2021, there was no public market for the combined Company’s Common Stock. The market price of our Common Stock following the Merger has begun and could continue to be subject to significant fluctuation following the Merger. The pre-Merger business of the Company differs from its post-Merger business in important respects and, accordingly, the results of operations of the combined Company and the market price of the combined Company’s Common Stock following the Merger may be affected by factors different from those affecting the results of operations of the Company prior to the Merger. Market prices for securities of life sciences and biopharmaceutical companies in particular have historically been volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Common Stock, regardless of the actual operating performance of the combined company. Some of the factors that may cause the market price of our Common Stock to fluctuate include:

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

Moreover, the COVID-19 pandemic, inflation, war and other macroeconomic and geopolitical factors have resulted in significant financial market volatility and uncertainty in recent years. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our Common Stock.

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

We have incurred net losses in each year since our inception. We incurred net losses of $15,197,336 and $29,889,045 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $93,758,904. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in the company incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

Following the Merger, our primary products are MyMD Florida’s therapeutic platforms: MYMD-1, a clinical-stage immunometabolic regulator and Supera-CBD, a pre-clinical stage patented synthetic CBD analog. We expect to incur losses as we develop our product candidates, and our product candidates, may never get approved by the FDA or, even if approved for marketing, may not be profitable. The failure to successfully develop product candidates will significantly diminish the anticipated benefits of the Merger and have a material adverse effect on our business. There is no assurance that our business operations, strategies or focus will be successful, which could depress the value of our Common Stock.

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

Sales of a substantial number of shares of our Common Stock in the public market after expiration of the lock-up period and other legal restrictions on resale, or the perception that these sales could occur, could adversely affect the market price of such shares and could materially impair our ability to raise capital through equity offerings in the future. Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the Company issued 28,553,307 post reverse stock split shares of Company Common Stock to the former stakeholders of pre-Merger MyMD Florida at the Exchange Ratio. Shares that were issued to pre-Merger MyMD Florida stockholders as merger consideration could be resold in the public market immediately without restriction, unless such stockholder was subject to a lock-up or other restriction on resale. All of the previous executive officers, directors and principal stockholders of pre-Merger MyMD Florida, and all of our directors who continued to serve on the Board of Directors of the combined Company after the Merger, were subject to lock-up agreements pursuant to which such stockholders agreed, except in limited circumstances, not to transfer, grant an option with respect to, sell, exchange, pledge or otherwise dispose of, or encumber, any shares of Company capital stock for 180 days following the effective time of the Merger; such lock-up agreements have now expired, so the shares of our Common Stock (excluding securities underlying options and warrants) held by our directors, executive officers and principal stockholders may now be sold, subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We are unable to predict what effect, if any, market sales of securities held by our significant stockholders, directors or officers or the availability of these securities for future sale will have on the market price of our Common Stock in the future.

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

The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite vaccination efforts, remains uncertain and cannot be predicted with confidence. The ultimate impact of COVID-19, including its variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against future COVID-19 variants and the response by governmental bodies and regulators to any resurgences. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

In response to public health directives and orders, we have implemented and continue to maintain work-from-home policies for many of our employees. The effects of the orders and related adjustments in our business have delayed and may continue to delay our timelines, including those with respect to patient enrollment in clinical trials.

Moreover, the COVID-19 pandemic has had and may continue to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations have been and may continue to be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

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

In the ordinary course of our business, we and our third-party providers rely on electronic communications and information system to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. Between August and October 2021, we experienced a cybersecurity incident. A third-party forensic technology company’s investigation confirmed that we were a victim of wire fraud due to a compromised electronic mail account. As of the date of this filing, we have identified losses totaling $1,260,864 related to this incident, net of amounts recovered. Following the incident, we have taken measures to enhance our electronic mail security and have modified our internal procedures to ensure the authenticity of payment instructions and we continue to evaluate additional measures for improving cybersecurity. Despite these prophylactic measures, the risk of such cyber-attacks against us or our third-party providers and business partners remains a serious issue. Cybersecurity incidents are pervasive, and the risks of cybercrime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Potential Risks

●	FDA – IND review is conducted and feedback is delivered within 30 days of receipt of the initial application. At the time, changes to the study protocol may be requested in order to proceed with the proposed Phase 2 clinical trial.

●	Institutional Review Board (IRB) – If the FDA requests changes to the protocol included in the initial application, an amendment must be submitted to the IRB for an additional review. This review may include changes to the protocol, informed consent form, surveys, and other assessments planned over the course of the clinical trial.

●	COVID-19 – Clinical sites must follow specific COVID-19 guidelines. Clinical trial activity must adhere to those guidelines which may change over the course of the study. For example, the protocol may need to be revised to accommodate for in-home visits (if necessary) to maximize patient and research staff safety.

●	Site Initiation Visit (SIV) – Site initiation visits are scheduled around principal investigator (PI) availability. Due to changing clinic schedules, SIVs may need to be rescheduled to accommodate various PI demands.

●	Central Lab – Central labs are responsible for creating all the kits (supplies) required for patient visits. Kits are created to execute all aspects of screening through study completion. Kits are developed based on specifications from core labs and third-party vendors (as applicable). All shipping and storing requirements need to be clearly articulated and lab manuals provided to make the kits. The central lab is also responsible for building a database to store all the lab results.

●	Electronic Database – The overall database used for the study must be built around the schedule of assessments planned for each patient over the course of the clinical trial. This includes every assessment and data element collected. The complexity of the Phase 2 trial also requires development and testing of drug randomization across treatment groups to ensure blinding is maintained. Thorough user-acceptability testing (UAT) is required and is time-intensive.

●	CoreRx – To maintain adequate blinding across treatment groups, new labels were created and applied to the active drug and placebo bottles. Logistics and manufacturing need to work together to ensure capsules were not only filled appropriately, but also labelled correctly to ensure the electronic database and randomization schemes maintain alignment over the course of the study.

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

We have invested a substantial amount of effort and financial resources in MYMD-1 and Supera-CBD. We plan to initiate Phase 2 clinical trials for treatment of diabetes, rheumatoid arthritis, aging and multiple sclerosis with MYMD-1 and IND-enabling pre-clinical studies of Supera-CBD to enable submission of an Investigational New Drug (“IND”) application for a Phase 1 in healthy volunteers followed by clinical trials in epilepsy, addiction and anxiety disorders. In order to conduct human clinical trials, we are required obtain approval from Institutional Review Boards (“IRBs”) or Ethics committees. IRBs are independent committee organizations that operate in compliance with U.S. federal regulations (including, but not limited to 21 C.F.R. Parts 50 and 56, and 45 C.F.R. Part 46) in order to help protect the rights of research subjects under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). IRBs provide expertise in examining research for its ethical implications, including research involving vulnerable populations, such as pediatrics, critically ill, and cognitively impaired participants. There is no guarantee that an IRB will approve our current product candidates for human clinical trials. Without IRB approval, the Company would not be able to perform clinical research on humans and our products would not be able to move through the regulatory approval process.

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

Public health crises, such as the COVID-19 pandemic, could have a material adverse impact the execution of our planned clinical trials.

Our Phase 2 clinical trial for MYMD-1 currently in progress has been and may continue to be affected by the pandemic. Protocols put into place for COVID-19 have delayed and may continue to delay patient enrollment in our current and planned clinical trials. Any such delays to our planned Phase 2 and Phase 3 clinical trials for MYMD-1 could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

Further, infections and deaths related to COVID-19 have disrupted certain healthcare and healthcare regulatory systems globally. Lingering effects from such disruptions and/or any similar issues in the future could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. There is substantial uncertainty in connection with the extent to which the pandemic may impact or disrupt development plans and/or operations, generally, in the future. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of our product candidates.

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

In addition to the requirements applicable to approved drug products, we may also be subject to enforcement action in connection with any promotion of an investigational new drug. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new drug is safe or effective for the purposes for which it is under investigation or otherwise promote the therapeutic candidate. Sponsors must strike the often difficult balance of communicating sufficient information about its product candidates to inform investors and engaging in valid scientific exchanges with the medical community without crossing the often-difficult-to-ascertain line into “promotion,” which is not defined by regulation but is generally interpreted broadly by FDA. Accordingly, if FDA finds any of our communications regarding MyMD-1 or Supera-CBD to be promotional, we may be subject to a wide range of enforcement actions, and our candidates’ prospects for regulatory approval may be adversely affected.

The occurrence of any event or penalty described above could give rise to material reputational harm to our business and our current, and any future, product candidates we may develop and may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we have obtained, and we may not achieve or sustain profitability.

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

Our development program for Supera-CBD, a synthetic analog of CBD, is in its infancy and subject to substantial uncertainty and may not yield commercial results and is subject to significant regulatory risks.

We are only in the pre-clinical stage of development for Supera-CBD, which is essentially the earliest stage of a candidate’s development process and must be followed by regulatory submissions (such as, an IND application and FDA’s acceptance thereof), IRB approval, as well as the complex, onerous clinical-trial process (which must be conducted in accordance with FDA’s IND regulations), and ultimately, NDA submission, the approval of which is not guaranteed. There can be no assurance that our development program for Supera-CBD, a synthetic analog of CBD, will be successful, or that any research and development and product testing efforts will result in commercially saleable products, or that the market will accept or respond positively to products based on Supera-CBD.

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

The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, in August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which will, among other things, allow U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025.

There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S. or the effect of any future legislation or regulation. Furthermore, we cannot predict what actions the Biden administration will implement in connection with the Health Reform Law. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future, as applicable.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We will primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies or processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite efforts by us to protect our proprietary technologies and processes. While we hold rights in several patents, there can be no assurances that any additional patents will be issued, or additional rights will be granted, to us. Even if new patents are issued, the claims allowed may not be sufficiently broad to adequately protect our technology and processes. Our competitors may also be able to develop similar technology independently or design around the patents to which we have rights.

Currently, MyMD has 16 issued U.S. patents, 50 foreign patents, four pending U.S. patent applications, and 15 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

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

We may not have identified all patents, published applications or published literature that affect our business by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products. For example, we (or the licensor of a product to us) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

Therefore, there may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

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

Risks Related to Our Series F Preferred Stock

Holders of our Series F Preferred Stock are entitled to certain payments under the Certificate of Designation that may be paid in cash or in shares of Common Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.

Under the Certificate of Designations (the “Certificate of Designation”) of our Series F Convertible Preferred Stock (“Series F Preferred Stock”), we are required to redeem the shares of Series F Preferred Stock in 12 equal monthly installments, commencing on July 1, 2023. Holders of our Series F Preferred Stock are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of Common Stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 105% of the applicable payment amount due. For an installment amounts paid in shares of Common Stock, the number of shares of Common Stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designation) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our Common Stock during the thirty trading day period immediately prior to the date the payment is due or (B) the lower of (x) $0.4014 and (y) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Stockholder Approval (as defined below) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

Our ability to make payments due to the holders of our Series F Preferred Stock using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designation, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of our outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Stockholder Approval”). If we are unable to make installment payments in shares of Common Stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of our Series F Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the New Jersey Business Corporations Act. Further, we intend to make the installment payments due to holders of Series F Preferred Stock in the form of Common Stock to the extent allowed under the Certificate of Designation and applicable law in order to preserve our cash resources. The issuance of shares of Common Stock to the holders of our Series F Preferred Stock with increase the number of shares of Common Stock outstanding and could result in substantial dilution to the existing holders of our Common Stock.

The Certificate of Designation for the Series F Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series F Preferred Stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series F Preferred Stock or upon the exercise of the warrants.

The Certificate of Designation and the warrants issued concurrently with the Series F Preferred Stock (the “February 2023 Warrants”) contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. If in the future, while any of our Series F Preferred Stock or February 2023 Warrants are outstanding, we issue securities for a consideration per share of Common Stock (the “New Issuance Price”) that is less than the Conversion Price of our Series F Preferred Stock or the exercise price of the February 2023 Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designation or the February 2023 Warrants, to reduce the Conversion Price or the exercise price to be equal to the New Issuance Price, which will result in a greater number of shares of Common Stock being issuable upon conversion or exercise, as applicable, which in turn will increase the dilutive effect of such conversion or exercise on existing holders of our Common Stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series F Preferred Stock or the exercise of the February 2023 Warrants if we enter into a future transaction that reduces the applicable Conversion Price or exercise price. If we do not have a sufficient number of available shares for any Series F Preferred Stock conversions or February 2023 Warrant exercises, we may need to seek shareholder approval to increase the number of authorized shares of our Common Stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of our Series F Preferred Stock or February 2023 Warrants are outstanding.

Under the February 2023 Securities Purchase Agreement we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Securities Purchase Agreement pursuant to which we issued the Series F Preferred Stock (“February 2023 SPA”) contains the following restrictive covenants: (i) until all of the February 2023 Warrants are exercised, we agreed not to enter into any variable rate transactions; (ii) for approximately ten months after the execution of the February 2023 SPA, we agreed not to issue or sell any equity security or convertible security, subject to certain exceptions; and (iii) we agreed to offer to the investors party to the February 2023 SPA, until the later of no Series F Preferred Shares being outstanding and the maturity date of the Series F Preferred Shares, the opportunity to participate in any subsequent securities offerings by us. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the February 2023 SPA, or we may be forced to seek a waiver from the investors party to the February 2023 SPA.

If we do not receive approval from our stockholders, we will be unable to pay amounts due to the holders of our Series F Preferred Stock in shares of Common Stock and we will be required to pay such amounts in cash, which may force us to divert cash from other uses.

Under the February 2023 SPA, we are required to hold a meeting of our stockholders to seek approval under Nasdaq Listing Rule 5635(d) for the sale, issuance or potential issuance by us of our Common Stock (or securities convertible into or exercisable for our Common Stock) in excess of 7,894,001 shares, which is 20% of the shares of Common Stock outstanding immediately prior to the execution of the February 2023 SPA. Certain stockholders, who beneficially held approximately 44% of our outstanding Common Stock as of the date of the February 2023 SPA, are party to a voting agreement pursuant to which, among other things, each such stockholder agreed, solely in their capacity as a stockholder, to vote all of their shares of Common Stock in favor of the approval, and if an insufficient number of our remaining stockholders vote in favor of the proposal we will be unable to issue shares of Common Stock in order to pay amounts due under the Certificate of Designation to holders of our Series F Preferred Stock in shares of Common Stock. If we are unable to pay such amounts when due in shares of Common Stock, we will have to satisfy our payment obligations by means of cash payments. If we do not have sufficient cash resources to make these payments, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

General Risk Factors

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

Sales of a significant number of shares of our Common Stock in the public market could harm the market prices of our Common Stock and make it more difficult for us to raise funds through future offerings of Common Stock or other securities. Our stockholders and the holders of our options and warrants may sell substantial amounts of our Common Stock in the public market. In addition, we may be required to issue shares of Common Stock to the holders of our Series F Preferred Stock upon conversion of shares of our Series F Preferred Stock and the payment of the dividends thereunder in Common Stock as a result of the full ratchet anti-dilution price protection in the Certificate of Designation if the effective Common Stock purchase price in a subsequent offering is less than the then current Series F Preferred Stock conversion price, which in turn will increase the number of shares of Common Stock available for sale. See “Risk Factors—Risks Related to Our Series F Preferred Stock—The Certificate of Designation for the Series F Preferred Stock and the warrants issued concurrently contain anti-dilution provisions that may result in the reduction of the conversion price of the Series F Preferred Stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series F Preferred Stock or upon the exercise of the warrants.”

In addition, the fact that our stockholders can sell substantial amounts of our Common Stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

An active trading market for our Common Stock may not be sustained.

The listing of our Common Stock on The Nasdaq Capital Market (“Nasdaq”) does not assure that a meaningful, consistent and liquid trading market exists. An active trading market for shares of our Common Stock may not be sustained. If an active market for our Common Stock is not sustained, it may be difficult for investors to sell their shares either without depressing the market price for the shares or at all.

The intended benefits of the Contribution Transaction may not be realized.

The Contribution Transaction poses risks for our ongoing operations, including, among others:

●	following consummation of the Contribution Transaction, if Oravax is not successful in developing the COVID-19 Vaccine Candidate, we may not realize any value out of its ownership of Oravax shares;

●	costs and expenses associated with any undisclosed or potential liabilities.

As a result of the foregoing, we may be unable to realize the full strategic and financial benefits originally anticipated from the Contribution Transaction, and we cannot assure you that the Contribution Transaction will be accretive in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Contribution Transaction, the market price of our Common Stock could decline to the extent that the market price reflects those benefits.

We are subject to various internal control reporting requirements under the Sarbanes-Oxley Act. We can provide no assurance that we will at all times in the future be able to report that our internal controls over financial reporting are effective.

As a public company, we are required to comply with Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In any given year, we cannot be certain as to the time of completion of our internal control evaluation, testing and remediation actions or of their impact on our operations. Upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (U.S.) rules and regulations. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In addition, we may be required to issue an indeterminate number of shares of Common Stock to the holders of our Series F Preferred Stock and the February 2023 Warrants upon the conversion or exercise of either, as applicable. See “Risk Factors—Risks Related to Our Series F Preferred Stock— Holders of our Series F Preferred Stock are entitled to certain payments under the Certificate of Designation that may be paid in cash or in shares of Common Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.” and “Risk Factors—Risks Related to Our Series F Preferred Stock—The Certificate of Designation for the Series F Preferred Stock and the warrants issued concurrently contain anti-dilution provisions that may result in the reduction of the conversion price of the Series F Preferred Stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock issuable upon conversion of the Series F Preferred Stock or upon the exercise of the warrants.”

We do not anticipate paying cash dividends on our Common Stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our Common Stock and do not expect to do so in the foreseeable future. So long as any shares of Series F Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Certificate of Designation) without the prior written consent of the Required Holders (as defined in the Certificate of Designation). The declaration of dividends is further subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant our board of directors. You should not rely on an investment in us if you require dividend income from your investment in us. The success of your investment will likely depend entirely upon any future appreciation of the market price of our Common Stock, which is uncertain and unpredictable. There is no guarantee that our Common Stock will appreciate in value.

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

As a public company, we are required to comply with Section 404. In any given year, we cannot be certain as to the time of completion of our internal control evaluation, testing and remediation actions or of their impact on our operations. Upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (United States) rules and regulations. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The company leases as its corporate headquarters an office facility located at 855 North Wolfe Street, Suite 601, Baltimore, Maryland 20215. The lease as amended has a twelve-month term beginning on December 1, 2022, which term shall automatically renew thereafter until termination by either party upon 60 days’ notice. The monthly rent is approximately $4,532 and will increase 3% on each anniversary of the December 1, 2022 effective date.

We believe our current facilities are sufficient and adequate for our current needs.

Item 3. Legal Proceedings.

From time to time we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a discussion of material legal proceedings affecting us as of December 31, 2022, please read Note 9 to the consolidated financial statements under “Litigation and Settlements,” which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock began trading on the Nasdaq Capital Market under the symbol “AKER” on January 23, 2014. On April 19, 2021, the symbol for our Common Stock changed to “MYMD.”

Holders

As of March 29, 2023, there were approximately 737 holders of record of our Common Stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2022.

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

Closing of the Merger and Reverse Stock Split

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 (the Original Merger Agreement, as amended by Amendment No. 1, the “Merger Agreement”), by and among MyMD, a New Jersey corporation previously known as Akers Biosciences, Inc., XYZ Merger Sub, Inc. (“Merger Sub”), and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s Common Stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of the Company’s Common Stock, no par value per share (the “Company Common Stock” or “Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payment in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger (the “Milestone Payments”) payable upon the achievement of certain market capitalization milestone events (the “Milestone Events”) during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). The Milestone Events and corresponding Milestone Payments are set forth in the table below.

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

In connection with the closing of the Merger, we changed our name to MyMD Pharmaceuticals, Inc. and our trading symbol on The Nasdaq Capital Market to MYMD. For additional information concerning the Merger, please see Note 3 to the Company’s Consolidated Financial Statements.

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

Following the Contribution Transaction, Oravax is pursuing the development of the COVID-19 vaccine candidate. MyMD is currently evaluating several options with respect to its interest in Oravax, including a potential distribution of Oravax shares to the MyMD shareholders. This would make Oravax a publicly held company. MyMD’s interest in Oravax consists of 13% of Oravax’s outstanding shares of capital stock and the rights to a 2.5% royalty on all future net sales. In addition, MyMD currently has the right to designate a member of the board of directors of Oravax, pursuant to which Mr. Joshua Silverman, our Chairman of the Board, has been designated to serve as a director of Oravax.

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

Research and Development

Our research and development expenses primarily consist of costs associated with the development of MYMD-1 and Supera-CBD. These costs include, but are not limited to:

●	Salaries, wages and benefits of the research and development staff;

●	Contractual agreements with third parties including contract research organizations, preclinical activities and clinical trials;

●	Outside consultants including fees and expenses;

●	Laboratory supplies and equipment;

●	Regulatory compliance; and

●	Patent application and maintenance costs to protect our intellectual property.

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

It is difficult to project with absolute accuracy the duration or final cost of the development of MYMD-1 and Super-CBD or if revenue will be generated from the commercialization of these components. The process of achieving regulatory approval is very costly and time consuming. A few of the many factors that contribute to costs of duration include:

●	Size and scope of pre-clinical trials;

●	The phases of clinical development and the stage of our product candidates in the cycle;

●	Per subject trial costs;

●	The number of sites required for the trials and the availability of appropriate sites to perform the trials;

●	The time that is required to enroll the appropriate number of trial participants; and

●	The time required to achieve the approval of regulatory agencies.

General and Administrative

General and administrative expenses primarily consist of salaries, wages and benefits for our employees in the executive, legal and accounting functions and third-party costs for legal, accounting, insurance, investor relations, stock market and board expenses.

We expect general and administrative expenses to decline over the near-term. We incurred significant non-recurring legal and accounting fees in 2021 associated with the Merger with Akers Biosciences and we do not anticipate the addition of new general and administrative staff.

Although treated as components of general and administrative expenses, we have chosen to disclose the following significant items separately:

Interest Expense and Accretion of Debt Discount (related party)

Interest expense and accretion of debt discount are the financing costs associated with the line-of-credit established between MYMD and The Starwood Trust (the “Line of Credit”), which was terminated upon the closing of the Merger with Akers Biosciences and paid in full along with the accumulated interest due.

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

Results of Operations

Summary of Statements of Operations for the Fiscal Years Ended December 31, 2022 and 2021

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,		Percent
Description	2022	2021	Change
Operating Expenses
Research and Development	$9,067,422	6,745,104	34.4
General and Administrative	5,520,150	6,420,092	(14.0)
Interest Expense & Accretion of Debt Discount	-	608,460	(100.0)
Stock Based Compensation	695,191	-	100.0
Stock Option Modifications	-	15,036,051	(100.0)
Total Operating Expenses	15,282,763	28,809,707	(47.0)
Loss from Operations	(15,282,763)	(28,809,707)	(47.0)
Other Income (Expense), net	85,427	(1,079,338)	(107.9)
Net Loss	$(15,197,336)	$(29,889,045)	(49.2)

Revenue

We had no revenue from operations during the years ended December 31, 2022 and 2021.

Research and Development Expenses

The table below summarizes our research and development expenses for the years ended December 31, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Year Ended December 31,		Percent
Description	2022	2021	Change
Salaries and Wages	$1,087,574	$808,554	34.5
Development Programs	3,728,568	4,815,617	(22.6)
Professional Services	119,809	34,790	244.4
Regulatory Expenses	4,121,848	1,057,702	289.7
Other Research and Development Expenses	9,623	28,441	(66.2)
Total Research and Development Expenses	$9,067,422	$6,745,104	34.4

Salaries and wages increased $279,020 during the year ended December 31, 2022. The increase is attributed to the full year costs of a staff member added in May 2021 and bonuses paid to three employees.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $1,087,049 during the year ended December 31, 2022 as a result of the completion of pre-clinical toxicology studies, the completion of Phase 1 clinical trials and the acquisition of base compounds for current and future trails.

Professional services costs increased $85,019 during the year ended December 31, 2022. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses increased $3,064,146 during the year ended December 31, 2022. Regulatory expenses include clinical research organizations (CRO) and regulatory consulting fees associated with Phase 2 clinical study designs, protocol preparations and the maintenance of the investigator brochures.

Other research and development expenses declined $18,818 during the year ended December 31, 2022. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites.

Administrative Expenses

The table below summarizes our administrative expenses for the years ended December 31, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Years Ended December 31,		Percent
Description	2022	2021	Change
Personnel Costs	$1,169,180	$1,396,375	(16.3)
Professional Service Costs	1,609,513	1,725,200	(6.7)
Stock Market & Investor Relations Costs	961,540	895,741	7.3
Other Administrative Costs	1,779,917	2,402,776	(25.9)
Total Administrative Expense	$5,520,150	$6,420,092	(14.0)

Personnel costs decreased $227,195 during the year ended December 31, 2022. During the year ended December 31, 2021, bonuses were included in general and administrative expenses, regardless of the employee’s primary responsibilities. During the year ended December 31, 2022, these bonuses were allocated to the appropriate department based upon the employee’s responsibilities.

Professional services costs decreased $115,687 during the year ended December 31, 2022. These costs included legal and accounting and specialized consulting services related to the Merger as well as other legal and accounting services regularly incurred in the course of business. The decrease is primarily related to non-recurring legal and accounting expenses recorded during the year ended December 31, 2021 that were related to the Merger.

Stock market and investor relations costs increased $65,799 during the year ended December 31, 2022. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings.

Other administrative expenses decreased $622,859 during the year ended December 31, 2022. These costs include Board expenses, business insurance, corporate travel and the settlement of shareholder litigation related to the Merger. We incurred significant decreases in costs associated with the terminated aircraft lease, corporate travel and legal settlements which was offset by increases director’s fees and business insurance costs.

Interest Expense and Accretion of Debt Discount

The Line of Credit included a requirement to issue one share of stock for each dollar borrowed. The fair market value, as determined using Black-Scholes, was amortized over the remaining life of the Line of Credit. The Line of Credit also carried an annualized 5% interest rate.

The Line of Credit was terminated on April 16, 2021 in connection with the Merger and was paid in full on April 28, 2021.

Stock-Based Compensation

During the year ended December 31, 2022, stock-based compensation totaled $695,191. These expenses include stock options issued to staff and service providers, restricted stock units and Common Stock warrants issued for services. During the year ended December 31, 2021, we did not incur any stock-based compensation expenses.

Stock Option Modification Expenses

During the year ended December 31, 2022, we did not incur any stock option modification expenses. During the year ended December 31, 2021, we recorded $15,036,051 in stock option modification expenses related to the 4,188,315 pre-Merger MyMD Florida options that were assumed by MyMD upon the consummation of the Merger.

Other Income and Expense

The table below summarizes our other income and expenses for the years ended December 31, 2022 and 2021 as well as the percentage of change year-over-year:

	For the Years Ended December 31,		Percent
Description	2022	2021	Change
Interest and Dividend Income	$(83,991)	$(8,907)	843.0
Gain on Debt Forgiveness	-	(180,257)	(100.0)
(Gain)/Loss on FMV of Equity Investments	(2,958)	42,793	(106.9)
(Gain)/Loss on Investments	5,964	(39,597)	(115.1)
Uninsured Casualty (Gain)/Loss	(4,442)	1,265,306	(100.4)
Total Other (Income)/Expense	$(85,427)	$1,079,338	(107.9)

Other income, net of expenses, totaled $85,427 for the year ended December 31, 2022, and other expenses, net of income, totaled $1,079,338 for the year ended December 31, 2021.

During the year ended December 31, 2022 interest and dividend income, the changes in fair value of our investments and realized gains from the sale of investments are primarily the result of rising interest rates.

The gain on debt forgiveness totaling $180,257 resulted from (i) $109,657 from the negotiated settlement of the amounts due under the related party Line of Credit, aircraft lease and personal loans and (ii) $70,600 from the forgiveness of the Payroll Protection Program loans received in 2020.

For the year ended December 31, 2021, we identified an uninsured casualty loss of $1,265,306 related to wire fraud due to a compromised electronic mail account. This incident began in late August 2021 and was discovered on October 26, 2021. The Company’s internal review of disbursements made during the period of the incident did not identify any additional losses.

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

During the year ended December 31, 2022, we recovered $4,442 from the receiving financial institution.

Income Taxes

As of December 31, 2022, and 2021, we had U.S. federal net operating loss carry forwards of approximately $107.1 million and $101.9 million, respectively. Approximately $57.7 million of the U.S. federal net operating loss generated in tax years beginning before January 1, 2018 expire beginning with the year ending December 31, 2023 through 2037. The remaining U.S. federal net operating loss of approximately $49.4 million does not expire, however it is limited to 80% of each subsequent year’s net income. As of December 31, 2022, and 2021, we had U.S. state net operating loss carry forwards of approximately $41.0 million and $38.2 million, respectively, some of which expire beginning with the year ending December 31, 2023 through 2042.

Under Section 382 of the Code, use of our net operating loss carryforwards is limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. We experienced an ownership change as a result of the Merger and therefore our ability to utilize our net operating loss carryforwards and certain credit carryforwards are limited. The limitation is determined by the fair market value of our common stock outstanding immediately prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger caused our net operating loss carryforwards to be limited. However, the limitation had no impact on our financial statements since we recorded a full valuation allowance for our deferred tax assets as of December 31, 2022 and 2021. (See Note 8 to the Consolidated Financial Statements)

Liquidity and Capital Resources

As of December 31, 2022, the Company’s cash and cash equivalents on hand was $749,090 and marketable securities were $4,086,902. The Company has incurred net losses of $15,197,336 and $29,889,045 for the years ended December 31, 2022 and 2021, respectfully. As of December 31, 2022, the Company had working capital of $2,632,796 and a stockholders’ equity of $14,695,056 including an accumulated deficit of $93,758,904. During the year ended December 31, 2022, cash flows used in operating activities were $12,270,068, consisting primarily of a net loss from operations of $15,197,336 offset by an increase in trade and other payables of $1,686,595, a decrease in prepaid expenses of $540,560 and non-cash stock compensation expenses of $695,191. Since inception, the Company has met its liquidity requirements principally through the sale of its Common Stock in public and private placements. See also “Recent Developments” below.

Management has evaluated the Company’s current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of December 31, 2022 as they fall due within the next twelve-month period , alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these consolidated financial statements.

Operating Activities

Our net cash used by operating activities totaled $12,270,068 during the year ended December 31, 2022. Net cash used consisted principally of the net loss from operations of $15,197,336 partially offset by an increase in trade and other payables of $1,686,595, a decrease in prepaid expenses of $540,560 and non-cash stock compensation expenses of $695,191.

Our net cash used by operating activities totaled $19,516,475 during the year ended December 31, 2021. Net cash used consisted principally of the net losses from operations of $29,889,045 and a decrease in trade and other payables of $4,268,961 partially offset by non-cash option modification expenses of $15,036,051.

Investing Activities

Our net cash provided by investing activities totaled $6,913,163 for the year ended December 31, 2022 as compared to cash provided by investing activities totaling $19,850,625 during the year ended December 31, 2021. During the year ended December 31, 2022 we purchased securities totaling $4,836,837 and sold securities totaling $11,750,000. During the year ended December 31, 2021 we purchased securities totaling $13,403, sold securities totaling $18,483,176 and received $1,380,852 from the merger.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was $5,550,028 which consisted of the net proceeds from the sale of Common Stock. Net cash provided by financing activities during the year ended December 31, 2021 was $73,533 which consisted of the payoff of our Line of Credit totaling $3,062,444 offset by proceeds of $120,000 from the Line of Credit and $1,826,137 from a Secured Promissory Note made to us by pre-Merger MyMD Florida which was paid off at the time of the Merger and net proceeds of $1,189,840 from the exercise of warrants for Common Stock.

August 2022 Offering

On August 15, 2022, we entered into a securities purchase agreement (the “August 2022 SPA”) with certain accredited and institutional investors pursuant to which we agreed to issue 1,411,764 shares of Common Stock (the “August 2022 Shares”) in a registered direct offering and unregistered warrants to purchase up to an aggregate of 1,411,764 shares of Common Stock in a concurrent private placement (the “August 2022 Warrants”). The August 2022 Warrants have an exercise price of $5.25 per share, became exercisable six months following the date of issuance and have a term of exercise equal to five years from the initial exercise date. We received net proceeds from the sale of the August 2022 Shares and the August 2022 Warrants, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.5 million. As of March 29, 2023, none of the August 2022 Warrants have been exercised and 1,411,764 of the August 2022 Warrants remain outstanding.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the years ended December 31, 2022 and 2021 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tax years from 2019 through 2022 remain subject to examination by federal and state jurisdictions.

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

Recent Developments

February 2023 Offering

On February 21, 2023, we entered into a Securities Purchase Agreement (the “February 2023 SPA”) with certain accredited investors, pursuant to which we agreed to sell in a registered direct offering (the “February 2023 Offering”) (i) an aggregate of 15,000 shares (the “Series F Preferred Shares”) of our newly-designated Series F Convertible Preferred Stock, with a stated value of $1,000 per Preferred Share and without par value (the “Series F Preferred Stock”), convertible into shares of Common Stock (the “Series F Conversion Shares”) pursuant to the terms of the Certificate of Designations of the Series F Preferred Stock (the “Certificate of Designation”), and (ii) 6,651,885 warrants (the “February 2023 Warrants”) to acquire up to an aggregate of 6,651,885 shares of Common Stock, subject to adjustment (the “February 2023 Warrant Shares”). The Conversion Price (as defined below) is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

Series F Preferred Shares

The terms of the Series F Preferred Shares are as set forth in the form of Certificate of Designation. The Series F Preferred Shares will be convertible into the Conversion Shares at the election of the holder at any time at an initial conversion price of $2.255 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the Floor Price (as defined below). For purposes of the Certificate of Designation, the “Floor Price” means the lower of (x) $0.4014 and (y) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Nasdaq Stockholder Approval (as defined below) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The Company may require holders to convert their Series F Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.765 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designation are satisfied.

The holders of the Series F Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designation. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designation), the Series F Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series F Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Series F Preferred Shares at a premium set forth in the Certificate of Designation. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series F Preferred Shares have no voting rights on account of the Series F Preferred Shares, other than with respect to certain matters affecting the rights of the Series F Preferred Shares.

The Company will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designation), distributions or redemptions, and the transfer of assets, among other matters. There is no established public trading market for the Series F Preferred Shares and the Company does not intend to list the Series F Preferred Shares on any national securities exchange or nationally recognized trading system.

February 2023 Warrants

The February 2023 Warrants are exercisable immediately upon issuance at an exercise price of $2.255 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). There is no established public trading market for the February 2023 Warrants and the Company does not intend to list the February 2023 Warrants on any national securities exchange or nationally recognized trading system

Nasdaq Stockholder Approval

Our ability to issue Series F Conversion Shares and February 2023 Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designation, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of our outstanding shares of Common Stock in accordance with the Nasdaq Listing Rules (the “Nasdaq Stockholder Approval”). In the February 2023 SPA we agreed to seek the Nasdaq Stockholder Approval at a meeting of stockholders. Certain stockholders, who beneficially held approximately 44% of our outstanding Common Stock as of the date of the February 2023 SPA, are party to a voting agreement pursuant to which, among other things, each such stockholder agreed, solely in their capacity as a stockholder, to vote all of their shares of Common Stock in favor of the approval of the Nasdaq Stockholder Approval and against any actions that could adversely affect our ability to perform our obligations under the February 2023 SPA. The voting agreement also places certain restrictions on the transfer of the shares of Common Stock held by the signatories thereto.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Name	Age	Position with the Company
Chris Chapman, M.D.	70	Director, President and Chief Medical Officer
Adam Kaplin, M.D., Ph.D.	56	Chief Scientific Officer
Paul Rivard, Esq.	52	Chief Legal Officer
Ian Rhodes	50	Interim Chief Financial Officer
Craig Eagle, M.D.	56	Director
Christopher Schreiber	58	Director
Joshua Silverman	52	Director, Chairman of the Board
Jude Uzonwanne	48	Director
Bill J. White	62	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Chris Chapman, M.D., has been our director since April 16, 2021 and currently serves as our President and Chief Medical Officer. Dr. Chapman previously served as President and Chief Medical Officer of MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”) effective as of November 1, 2020. Prior to joining MYMD Florida and since 1999, Dr. Chapman has also served as the Chief Executive Officer of Chapman Pharmaceutical Consulting, Inc., a consulting organization that provides support to pharmaceutical and biotech companies in North America, Europe, Japan, India and Africa on issues such as product safety, pharmacovigilance, medical devices, clinical trials and regulatory issues. In addition, from 2003-2004, Dr. Chapman served as the Associate Director of Drug Safety, Pharmacovigilance, and Clinical Operations for Organon Pharmaceuticals, where he was responsible for the supervision of four fellow M.D.s and 10 drug safety specialists. Prior to his time at Organon, Dr. Chapman served as Director, Medical Affairs, Drug Safety and Medical Writing Departments at Quintiles (currently known as IQVIA), from 1995-2003, where he grew the division from no employees to forty employees, including eight board certified physicians, four RNs, two pharmacists, eight medical writers and supporting staff. Dr. Chapman has also served on the board of directors of Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) from 2007-2016, including as a member of the Audit Committee from 2007-2014, chairperson of the Compensation Committee from 2007-2014, and chairperson of the Executive Search Committee from 2007 to 2014. Dr. Chapman is an experienced executive and global medical expert and has extensive experience in providing monitoring and oversight for ongoing clinical trials including both adult and pediatric subjects. Dr. Chapman is also the founder of the Chapman Pharmaceutical Health Foundation, an IRS Section 501(c)(3) nonprofit organization established to solicit public funds and to support healthcare needs such as AIDS, diabetes, hypertension, lupus, sickle cell anemia, malaria and tuberculosis, which was organized in 2006. Dr. Chapman is a graduate of the Harvard Kennedy School of Cambridge, Massachusetts for financial management in 2020. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987, and completed his internship in Internal Medicine, a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown. Dr. Chapman’s qualifications to sit on the Board include his extensive experience and leadership roles within the pharmaceutical industry.

Adam Kaplin, M.D., Ph.D., has been our Chief Scientific Officer since April 16, 2021. He previously served as Chief Scientific Officer of MYMD Florida effective as of December 18, 2020. Since June 20, 2022, Dr. Kaplin has served as the President and Chief Scientific Officer of Mira Pharmaceuticals, which is developing novel synthetic cannabinoid analogs for a range of neuropsychiatric conditions. He has been an adjunct faculty member at Johns Hopkins since December 18, 2020, and he served as the Chief Psychiatric Consultant to the Johns Hopkins Multiple Sclerosis and Transverse Myelitis Centers from July 1, 2004 to December 18, 2020. Dr. Kaplin completed his undergraduate training at Yale University and his M.D. and Ph.D. training at the Johns Hopkins School of Medicine. His research training experience includes having trained in the labs of two Nobel Laureates and completed his Ph.D. and postdoctoral training in the Lab of Solomon Snyder, M.D., who was the 2005 recipient of the National Medal of Science (the highest science honor in the United States). Dr. Kaplin investigated the biological basis of the effects of the immune system on mood regulation and cognition, and he provided neuropsychiatric care to patients afflicted with such comorbidities. His research is focused on understanding the biological basis of depression and dementia and discovering new ways to diagnose prognosticate and treat these diseases.

Paul Rivard, Esq. has been our Chief Legal Officer since March 22, 2023, and prior to that time he served as Executive Vice President of Operations and General Counsel since April 16, 2021. He previously served as Executive Vice President of Operations and General Counsel of MYMD Florida effective as of September 21, 2020. Prior to joining MYMD Florida, Mr. Rivard was a principal shareholder of Banner Witcoff, a national law firm specializing in intellectual property law, from 2003–2020, and in that capacity also served as Chair of the firm’s Prosecution Policies and Procedures Committee, developing and refining internal procedures, workflow, and docketing practices to improve efficiencies and mitigate risk. Before becoming a principal shareholder, Mr. Rivard was an associate at Banner Witcoff from 1998–2002. In addition, prior to his time at Banner Witcoff, Mr. Rivard served as a patent examiner for the United States Patent and Trademark Office from 1992–1998. Mr. Rivard brings more than 20 years of experience as intellectual property counsel for clients ranging from startups to Fortune 100 companies in the life sciences, chemical and consumer product industries, including primary outside intellectual property counsel for MYMD Florida from 2014–2020. Since May 2022, Mr. Rivard has also served as Executive Vice President and General Counsel of MIRA Pharmaceuticals, Inc., a privately held company developing a synthetic cannabinoid analog for treating chronic pain and anxiety, and from November 2021 until May 2022 served as President of that company. Mr. Rivard received his Juris Doctor from Catholic University of America’s Columbus School of Law, graduating cum laude in 1998, and his B.S. in Chemical Engineering from Clarkson University in 1992.

Ian Rhodes has been our Interim Chief Financial Officer since February 1, 2021. Mr. Rhodes joined Brio Financial Group (“Brio”) in January 2021. From March 2020 to December 2020, Mr. Rhodes served as the Interim CFO of Roadway Moving and Storage. From November 2018 to July 2019, he served as Interim CFO of Greyston Bakery and Foundation. From December 2016 to September 2018, Mr. Rhodes served as President, CEO and Director of GlyEco, Inc., and served as CFO of GlyEco, Inc. from February 2016 to December 2016. From May 2014 to January 2016, he served as CFO of Calmare Therapeutics. Mr. Rhodes began his career at PricewaterhouseCoopers, where he worked for 15 years. Mr. Rhodes holds a Bachelor of Science degree in Business Administration with a concentration in Accounting from Seton Hall University and is a licensed CPA in New York

Craig Eagle, M.D. has been our director since April 16, 2021. Dr. Eagle is currently the Chief Medical Officer of Guardant Health, Inc. since 2021. Previously, Dr. Eagle was Vice President of Oncology for Genentech, where he oversaw the medical programs across Genentech’s oncology portfolio. Prior to his current role, Dr. Eagle worked in several positions at Pfizer from 2009 to 2019, including as the oncology business lead in the United Kingdom and Canada, the global lead for Oncology Strategic Alliances and Partnerships based in New York, and as the head of the Oncology Therapeutic Area Global Medical and Outcomes Group, including the U.S. oncology medical business. Through his multiple roles at Pfizer, Dr. Eagle delivered significant business growth and was involved in multiple strategic acquisitions and divestitures. In addition, while at Pfizer, Dr. Eagle oversaw extensive oncology clinical trial programs, multiple regulatory and payer approvals across Pfizer’s oncology portfolio, health outcomes assessments and scientific collaborations with key global research organizations like the National Cancer Institute (NCI), and the European Organization for Research and Treatment of Cancer (EORTC), and led worldwide development of several compounds including celecoxib, aromasin, irinotecan, dalteparin and ozagomicin. Dr. Eagle currently serves as a member of the board of directors and chair of the Science and Policy Committee of Pierian Biosciences, a privately held life sciences company. Dr. Eagle attended Medical School at the University of New South Wales, Sydney, Australia and received his general internist training at Royal North Shore Hospital in Sydney. He completed his hemato-oncology and laboratory hematology training at Royal Prince Alfred Hospital in Sydney and was granted Fellowship in the Royal Australasian College of Physicians (FRACP) and the Royal College of Pathologists Australasia (FRCPA). After his training, Dr. Eagle performed basic research at the Royal Prince of Wales hospital to develop a new monoclonal antibody to inhibit platelets before moving into the pharmaceutical industry. Dr. Eagle’s qualifications to sit on the Board include his long and successful career in the international pharmaceutical industry, his senior executive experience in areas such as business growth, strategic alliances and mergers and acquisition transactions, his experience as a member of both public and private company boards in the healthcare and life science industries, and his wealth of oncology experience, including leading and participating in scientific research, regulatory, pricing & re-imbursement negotiations for compounds in therapeutic areas.

Christopher C. Schreiber has been our director since August 8, 2017 and he previously at various times as our Chief Executive Officer, President, and Executive Chairman of the Board. Mr. Schreiber combines over 30 years of experience in the securities industry. As the Managing Director of Capital Markets at Taglich Brothers, Inc., Mr. Schreiber builds upon his extensive background in capital markets, deal structures, and syndications. Prior to his time at Taglich Brothers, Inc., he was a member of the board of directors of Paulson Investment Company, a 40-year-old full-service investment banking firm. In addition, Mr. Schreiber serves as a director and partner of Long Island Express North, an elite lacrosse training organization for teams and individuals. Mr. Schreiber is a graduate of Johns Hopkins University, where he received a bachelor’s degree in political science. Mr. Schreiber’s qualifications to sit on the Board include his financial expertise and his experience with the Company.

Joshua Silverman has been our director since September 6, 2018 and currently serves as Chairman of the Board. Prior to the completion of the Merger, Mr. Silverman was also the lead independent director. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. Mr. Silverman currently serves as a director of Ayro Inc. and Petros Pharmaceutical, Inc., both of which are public companies. He previously served as a director of National Holdings Corporation from July 2014 through August 2016 and as a director of Marker Therapeutics, Inc. from August 2016 until October 2018. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment banker, management consultant and as a director of numerous public companies.

Jude Uzonwanne has been our director since April 16, 2021. Mr. Uzonwanne has been the Chief Executive Officer for Mira Pharmaceuticals Inc. since June 2022. Mira is a US based biopharmaceutical company focused on developing an oral FDA approved marijuana analog. Prior to Mira, he was the Chief Business Officer at a genetics-based healthcare company, 54gene from March 2021 to June 2022. Prior to 54gene, he was a Principal with ZS Associates, Inc., a consulting and professional services firm, a position he held from January 2021 to March 2021. Prior to joining ZS Associates, Mr. Uzonwanne was a Principal at IQVIA, Inc. from 2018 to 2020, where he served as the head of the firm’s US Financial Investors Consulting practice and as management consulting lead for IQVIA’s service to a top-6 global pharmaceutical company and select emerging biopharmaceutical companies. Prior to joining IQVIA, Mr. Uzonwanne served as Vice President (Associate Partner) at EY-Parthenon LLP from 2016 to 2018, where he managed teams advising corporate and private equity investors on a range of commercial due diligence targets in healthcare strategies and advised clients on growth accelerating strategies and investments. Prior to this role, Mr. Uzonwanne has worked for several other companies including Bain & Company, Dalberg Global Development Advisers, the Bill and Melinda Gates Foundation, and Monitor Group. Mr. Uzonwanne is a graduate of Swarthmore College (double Honors B.A in Economics and Political Science). Mr. Uzonwanne’s qualifications to sit on the Board include his experience as a corporate strategy and transaction services adviser in the healthcare markets globally..

Bill J. White has been our director since August 8, 2017. Mr. White has more than 30 years of experience in financial management, operations and business development. Most recently he has served as the chief financial officer for ProPhase Labs Inc. (Nasdaq: PRPH), and the chief financial officer, chief operating officer, treasurer and secretary of Intellicheck, Inc., (Nasdaq: IDN). Prior to working at Intellicheck, Inc., he served 11 years as the chief financial officer, chief operating officer, secretary and treasurer of FocusMicro, Inc. (“FM”). As co-founder of FM, Mr. White played an integral role in growing the business from the company’s inception to leading its international expansion into Dubai, UAE.  Mr. White has broad domestic and international experience including managing rapid and significant growth, import/export, implementing tough cost management initiatives, exploiting new growth opportunities, merger and acquisitions, strategic planning, resource allocation, tax compliance and organization development. Prior to co-founding FM, he served 15 years in various financial leadership positions in the government sector. Mr. White started his career in Public Accounting. Mr. White holds a Bachelor of Arts in Business Administration from Washington State University and is a Certified Fraud Examiner. Mr. White was selected to serve on the Board of Directors in part because of his significant financial and accounting experience with public companies.

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

Board Composition and Committees

Our Amended and Restated Certificate of Incorporation, as amended (the “Charter”), and our Amended and Restated Bylaws (“Bylaws”) provide that our Board will consist of a number of directors to be determined from time to time solely by resolution of the Board, which is currently set at seven directors. Vacancies or newly created directorships resulting from an increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director.

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

Pursuant to the Settlement, we also adopted amendments to our Bylaws to require that at least 50% of the Board will qualify as “independent directors” under the Nasdaq Rules and that the Chairman of the Board will be an independent director. Currently, more than 50% of the Board qualify as “independent directors” under the Nasdaq Rules. We are currently in compliance with these requirements.

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

Compensation Committee

Our Compensation Committee is responsible for, among other matters:

●	reviewing and approving on an annual basis goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and determining the compensation of our Chief Executive Officer based on this evaluation or recommending such goals, objectives and compensation of our Chief Executive Officer’s to the Board for its approval;

●	reviewing and approving on an annual basis the compensation of our executive officers other than our Chief Executive Officer;

●	reviewing on an annual basis, the fees and equity compensation paid to the Company’s non-employee directors for service on the Board and Board committees and recommending any changes to the Board as necessary;

●	selecting, retaining and terminating any compensation consultant to be used by the Compensation Committee or us to assist in the evaluation of the compensation of non-employee directors, the Chief Executive Officer or the other executive officers and approving such compensation consultant’s fees and other retention terms, and overseeing the work of such compensation consultant;

●	reviewing, approving and, when appropriate, making recommendations to the Board for approval, incentive-compensation programs and equity-based plans and the adoption of or material changes in material employee benefit, bonus, severance and other compensation plans;

●	reviewing and approving and, when appropriate, recommending to the Board for approval, any employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or the Board, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans;

●	determining and approving the options and other equity-based compensation to be granted to executive officers, including the Chief Executive Officer, and shall recommend to the Board for approval options and other equity-based compensation to be granted to non-employee directors, and

●	in conjunction with the Chief Executive Officer, determining the issuance of options and other equity-based compensation under the Company’s incentive compensation and other stock-based plans to all other officers and employees.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2022, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Item 11. Executive Compensation.

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the 2022 fiscal year and whose salary, as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) up to two most highly compensated former executive officers who were no longer serving as an executive officer at the end of the 2022 fiscal year (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “named executive officers”).

Our named executive officers for 2022 were as follows:

●	Chris Chapman, M.D., President and Chief Medical Officer

●	Adam Kaplin, M.D., Ph.D., Chief Scientific Officer

●	Paul Rivard, Esq., Chief Legal Officer and Former Executive Vice President of Operations and General Counsel

Effective as of 4:05 pm Eastern Time on April 16, 2021, we filed an amendment to our Amended and Restated Certificate of Incorporation to effect a Reverse Stock Split of the issued and outstanding shares of our Common Stock, at a ratio of 1 for 2. The stock awards listed below have been adjusted to give effect to the Reverse Stock Split.

Summary Compensation Table

Name and Principal					Stock		Option	All Other
Position	Notes	Year	Salary	Bonus	Awards(1)		Awards(2)	Compensation(3)	Total
Christopher Chapman, M.D.(4)		2022	$161,827	$100,000	-		-	-	$261,827
President, Chief Medical Officer		2021	165,000	121,540	4,854,000	(7)	-	-	5,140,540

Adam Kaplin, M.D., PhD(5)		2022	245,153	100,000	-		-	8,580	353,733
Chief Scientific Officer		2021	250,000	126,724	4,854,000	(7)	-	-	5,230,724

Paul Rivard, Esq.(6)		2022	161,827	20,000	-		-	6,412	188,239
Chief Legal Officer		2021	165,000	60,000	1,618,000	(8)	-	-	1,843,000

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock awards granted during the fiscal year ended December 31, 2021, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification (“FASB ASC”) Topic 718 for share-based compensation transactions.
(2)	In accordance with SEC rules, this column reflects the aggregate fair value of option awards granted during the fiscal year ended December 31, 2020, computed as of their respective grant dates in accordance with FASB ASC Topic 718 for share-based compensation transactions.
(3)	This column reflects the matching contribution paid to participants of the MyMD Pharmaceuticals 401(k) PS Plan (the “401(k) Plan”).
(4)	Dr. Chapman was appointed President and Chief Medical Officer of MyMD effective April 16, 2021. Prior to the Merger, Dr. Chapman served as the President and Chief Medical Officer of MyMD Florida effective November 1, 2020.
(5)	Dr. Kaplin was appointed Chief Scientific Officer of MyMD effective April 16, 2021. Prior to the Merger, Dr. Kaplin served as Chief Scientific Officer of MyMD Florida effective December 18, 2020.
(6)	On April 16, 2021, Mr. Rivard entered into an employment agreement, under which he would receive an annual salary of $165,000. On March 22, 2023, Mr. Rivard was appointed as Chief Legal Officer and his annual salary was increased to $275,000, retroactively to January 1, 2023. Prior to the Merger, Mr. Rivard served as Executive Vice President of Operations and General Counsel of MyMD Florida effective September 21, 2020.
(7)	On October 14, 2021, the Company granted 600,000 restricted stock units (“RSUs”) to each of Dr. Chapman and Dr. Kaplin..
(8)	On October 14, 2021, the Company granted 200,000 RSUs to Mr. Rivard.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with each of our Named Executive Officers.

Employment of Chris Chapman, M.D.

Pre-Merger Employment Agreement

Effective November 1, 2020, MyMD Florida and Dr. Chapman entered into an employment agreement, which was subsequently amended by that certain First Amendment to Employment Agreement, dated December 18, 2020, that certain Second Amendment to Employment Agreement dated January 8, 2021, and that certain Third Amendment to Employment Agreement dated February 11, 2021 (such agreement, as amended, the “Chapman Employment Agreement”), pursuant to which Dr. Chapman was appointed President and Chief Medical Officer of MyMD Florida. Under the Chapman Employment Agreement, Dr. Chapman is entitled to an annual base salary of $165,000, payable monthly. Dr. Chapman is also eligible to receive bonus compensation in the form of lump-sum cash payments made within 30 days following the completion of certain specified “Bonus Events” (as defined in the Chapman Employment Agreement). The aggregate amount of bonus compensation payable to Dr. Chapman upon achievement of all specified Bonus Events is $800,000. In addition, Dr. Chapman is eligible to receive additional bonus compensation in connection with his annual performance, determined in the sole discretion of MyMD Florida’s board of directors. Pursuant to and on the effective date of the Chapman Employment Agreement, Dr. Chapman was also granted options to purchase 250,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. (After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 96,475 shares of the Company’s Common Stock at an exercise price of $2.59.) Such options all vested immediately upon grant. The options had an original term of lasting until the earlier of (i) ten years from the date of grant or (ii) the second-year anniversary of the effective date of a “Reorganization Event” as defined in the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (as amended, the “MyMD Florida Incentive Plan”) (the practical effect of which makes the term of such options expire on the second-year anniversary of the effective date of the merger, which occurred on April 16, 2021). MyMD Florida also agreed to provide and cover the cost of health insurance and disability policies for Dr. Chapman during the term of employment under the Chapman Employment Agreement.

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

On August 2, 2020, Dr. Chapman received a discretionary grant of options to purchase 200,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. All such options vested immediately upon grant. The options had an original term of ten years from the date of grant, subject to certain events described in the applicable award agreement, including Dr. Chapman’s, death, disability, retirement or an “Event of Cause” (as defined in the applicable award agreement). In connection with the Merger Agreement, certain terms of such options were amended. After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 77,180 shares of the Company’s Common Stock at an exercise price of $2.59.

Post-Merger Employment Agreement

Immediately following the effective time of the Merger, the Board appointed Dr. Chapman to the offices of President and Chief Medical Officer on the terms of the Chapman Employment Agreement.

On November 24, 2021, the Company and Dr. Chapman entered into a Fourth Amendment to Employment Agreement. This agreement provided that certain performance criteria applicable to Dr. Chapman’s bonus compensation under the Chapman Employment Agreement would be waived and deemed to have been achieved, and that Dr. Chapman would be entitled to a bonus payment of $100,000 as a result. On August 30, 2022, the Company and Dr. Chapman entered into a Fifth Amendment to amend one of the performance criteria under the Chapman Employment Agreement, upon the achievement of which by the Company Dr. Chapman would be entitled to an additional bonus payment of $100,000. On February 1, 2023, the Company and Dr. Chapman entered into a Sixth Amendment providing for Dr. Chapman’s annual base salary to be set at $310,000, effective retroactively to January 1, 2023.

Employment of Adam Kaplin, M.D., Ph.D.

Pre-Merger Employment Agreement

Effective December 18, 2020, MyMD Florida and Dr. Kaplin entered into an employment agreement, which was subsequently amended by that certain First Amendment to Employment Agreement, dated February 11, 2021 (such agreement, as amended, the “Kaplin Employment Agreement”), pursuant to which Dr. Kaplin was appointed Chief Scientific Officer of MyMD Florida. Under the Kaplin Employment Agreement, Dr. Kaplin is entitled to an annual base salary of $250,000, payable monthly. Dr. Kaplin is also eligible to receive bonus compensation in the form of lump-sum cash payments made within 30 days following the completion of certain specified “Bonus Events” (as defined in the Kaplin Employment Agreement). The aggregate amount of bonus compensation payable to Dr. Kaplin upon achievement of all specified Bonus Events is $800,000. In addition, Dr. Kaplin is eligible to receive additional bonus compensation in connection with his annual performance, determined in the sole discretion of MyMD Florida’s board of directors. On the effective date of the Kaplin Employment Agreement, Dr. Kaplin received a signing bonus in the form of a lump-sum cash payment in the amount of $100,000 and was also granted options to purchase 400,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. (After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 154,360 shares of the Company’s Common Stock at an exercise price of $2.59.) Such options all vested immediately upon grant. The options had an original term of lasting until the earlier of (i) ten years from the date of grant or (ii) the second-year anniversary of the effective date of a “Reorganization Event” as defined in the MyMD Florida Incentive Plan (the practical effect of which makes the term of such options expire on the second-year anniversary of the effective date of the merger, which occurred on April 16, 2021). MyMD Florida also agreed to provide and cover the cost of health insurance and disability policies for Dr. Kaplin during the term of employment under the Kaplin Employment Agreement.

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

On November 24, 2021, the Company and Dr. Kaplin entered into a Second Amendment to Employment Agreement. This agreement provided that certain performance criteria applicable to Dr. Kaplin’s bonus compensation under the Kaplin Employment Agreement would be waived and deemed to have been achieved, and that Dr. Kaplin would be entitled to a bonus payment of $100,000 as a result. On August 30, 2022, the Company and Dr. Kaplin entered into a Third Amendment to amend one of the performance criteria under the Kaplin Employment Agreement, upon the achievement of which by the Company Dr. Kaplin would be entitled to an additional bonus payment of $100,000.

Employment of Paul Rivard, Esq.

Pre-Merger Employment Agreement

Effective September 21, 2020, MyMD Florida and Mr. Rivard entered into an employment agreement (such agreement, as amended, the “Rivard Employment Agreement”), pursuant to which Mr. Rivard was appointed Executive Vice President of Operations and General Counsel of MyMD Florida. Under the Rivard Employment Agreement, Mr. Rivard is entitled to an annual base salary of $165,000, payable monthly. Mr. Rivard is also eligible to receive bonus compensation in the form of lump-sum cash payments made within 30 days following the completion of certain specified “Bonus Events” (as defined in the Rivard Employment Agreement). The aggregate amount of bonus compensation payable to Mr. Rivard upon achievement of all specified Bonus Events is $160,000. In addition, Mr. Rivard is eligible to receive additional bonus compensation in connection with his annual performance, determined in the sole discretion of MyMD Florida’s board of directors. On the effective date of the Rivard Employment Agreement, Mr. Rivard was granted options to purchase 200,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. (After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 77,180 shares of the Company’s Common Stock at an exercise price of $2.59.) Such options all vested immediately upon grant. The options had an original term of lasting until the earlier of (i) ten years from the date of grant or (ii) the second-year anniversary of the effective date of a “Reorganization Event” as defined in the MyMD Florida Incentive Plan (the practical effect of which makes the term of such options expire on the second-year anniversary of the effective date of the merger, which occurred on April 16, 2021). MyMD Florida also agreed to provide and cover the cost of health insurance and disability policies for Mr. Rivard during the term of employment under the Rivard Employment Agreement.

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

On March 22, 2023, Mr. Rivard was appointed Chief Legal Officer and his annual salary was increased to $275,000, retroactively to January 1, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2022:

Named Executive Officer	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date(1)	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested
Christopher Chapman, M.D.	38,590	(3)	-	$2.59	4/16/2023	-		$-
President, Chief Medical Officer	77,180	(4)	-	2.59	4/16/2023	-		-
	77,180	(5)	-	2.59	4/16/2023	-		-
	96,475	(6)	-	2.59	4/16/2023	-		-
	-		-	-	n/a	600,000	(2)	4,854,000

Adam Kaplin, M.D., PhD	154,360	(7)	-	2.59	4/16/2023	-		-
Chief Scientific Officer	-		-	-	n/a	600,000	(2)	4,854,000

Paul Rivard, Esq	77,180	(8)	-	2.59	4/16/2023	-		-
Chief Legal Officer	-		-	-	n/a	200,000	(2)	1,618,000

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

(3) Granted on December 3, 2018.

(4) Granted on December 31, 2019.

(5) Granted on August 3, 2020.

(6) Granted on October 26, 2020.

(7) Granted on December 18, 2020.

(8) Granted on August 21, 2020.

Director Compensation

The following table presents the total compensation for each person who served as a member of our Board during 2022. All compensation paid to Dr. Chapman during 2022 is reported under the Summary Compensation Table. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees earned or paid in cash	Stock Awards(1)	All Other Compensation(2)	Total
Josh Silverman(3)	$216,000	$-	-	$216,000
Bill J. White(4)	96,000	-	-	96,000
Craig Eagle, M.D(5)	96,000	-	-	96,000
Jude Uzonwanne(6)	96,000	-	-	96,000
Christopher Schreiber(7)	-	-	306,000	306,000

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock awards granted during the fiscal year ended December 31, 2022, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.
(2)	This column includes salaries and matching contributions paid to participants of the 401(k) Plan for non-executive employee members of the Board.
(3)	As of December 31, 2022, Mr. Silverman had 673,776 outstanding RSUs.
(4)	As of December 31, 2022, Mr. White had 223,776 outstanding RSUs.
(5)	As of December 31, 2022, Dr. Eagle had 150,000 outstanding RSUs.
(6)	As of December 31, 2022, Mr. Uzonwanne had 150,000 outstanding RSUs.
(7)

On January 24, 2020, Mr. Schreiber entered into an employment agreement with the Company, under which he would receive an annual salary of $300,000. Since then he has served the Company in various positions, and his employment agreement with the Company remains in effect. As of December 31, 2022, Mr. Schreiber had 238,238 outstanding RSUs.

Narrative Disclosure to Director Compensation Table

As approved by the Compensation Committee of the Board on March 29, 2019, beginning in April 2019, each serving director who is not also holding a position as an executive officer is paid $8,000 per month. On or around May 2020, the Compensation Committee of the Board approved payments to Mr. Silverman of $18,000 per month, beginning in May 2020. All director fees were paid on a monthly basis. There was no other compensation for directors during the year ended December 31, 2022.

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

Equity Compensation Plans

2021 Equity Incentive Plan

Pursuant to the Merger Agreement, at the effective time of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders on April 15, 2021. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other awards which may be granted singly, in combination or in tandem, and which may be paid in cash or shares of Common Stock. At the effective time of the Merger, the number of shares of Common Stock that were reserved for issuance pursuant to awards under the 2021 Plan was 7,228,184 shares. As of December 31, 2022, 4,078,977 shares remain available for issuance under the 2021 Plan.

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

Upon the adoption of the 2021 Plan, awards granted under the 2018 Plan (as defined below) remained in full force and effect under the terms and conditions of the 2018 Plan and in accordance with each award’s respective terms.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of its subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to the Company’s successful performance, are eligible to participate in the 2021 Plan. As of the December 31, 2022, the Company had 9 employees, 0 contractors, and 4 non-employee directors who would be eligible for awards under the 2021 Plan.

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

MyMD Florida Pre-Merger Plan

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The MyMD Florida Incentive Plan provided for the issuance of up to 50,000,000 shares of pre-Merger MyMD Florida Common Stock. As of December 31, 2022, options to purchase 4,188,315 shares of Company Common Stock have been issued pursuant to the plan and 0 shares of Company Common Stock remain available for issuance.

Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Stock Incentive Plan (collectively with the 2016 Plan, the “MyMD Florida Incentive Plan”), assuming all of pre-Merger MyMD Florida’s rights and obligations with respect to the options issued thereunder (except that the term of the option will be amended to expire on the second-year anniversary of the effective time of closing). The assumed pre-Merger MyMD Florida’s options became a number of shares of Company Common Stock equal to the product of (a) the number of shares of MyMD Florida Common Stock subject to such option, multiplied by (b) the Exchange Ratio and rounding the resulting number down to the nearest whole share of Company Common Stock, at an exercise price per share of Company Common Stock equal to the quotient of (i) the exercise price per share of MyMD Florida Common Stock subject to such option immediately prior to the effective time of the merger divided by (ii) the Exchange Ratio and rounding the resulting exercise price up to the nearest whole cent, and then subsequently adjusted for the reverse stock split of the MyMD Florida Common Stock. Upon the closing of the Merger, the Company assumed all of pre-Merger MyMD Florida’s rights and obligations under pre-Merger MyMD Florida stock options that were outstanding immediately prior to the effective time of the Merger, and no additional awards can be issued under the MyMD Florida Incentive Plan.

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

Company Pre-Merger Plans

On January 23, 2014, we adopted the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by stockholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s Common Stock, and as of December 31, 2022 756 shares of Common Stock remain available for grants under the 2013 Plan.

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s common stock. As of December 31, 2022, grants of options to purchase 4,188,315 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

On August 7, 2017, the stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s Common Stock. The purpose of the 2017 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and our parents, subsidiaries and affiliates whose contributions are essential to the growth and success of our business. As of December 31, 2022, grants of restricted stock and options to purchase totaling 2,538 shares of Common Stock have been issued pursuant to the 2017 Plan and as of December 31, 2022, 978 shares of Common Stock remain available for grants under the 2017 Plan. The 2017 Plan provides for the issuance of shares of the Company’s Common Stock through the grant of non-qualified options, incentive options, restricted stock and unrestricted stock to directors, officers, consultants, attorneys, advisors and employees.

On December 7, 2018, the stockholders approved, and we adopted the 2018 Stock Incentive Plan (the “2018 Plan”) and on August 27, 2020, the stockholders approved, and we adopted an amendment to the plan to increase the number of shares of Common Stock available for issuance pursuant to awards under the 2018 Plan by an additional 521,000 shares. The 2018 Plan, as amended, provides for the issuance of up to 560,063 shares of the Company’s Common Stock. The purpose of the 2018 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and to promote the success of our business. As of December 31, 2022, grants of RSUs to purchase 263,026 shares of Common Stock had been issued pursuant to the 2018 Plan, and 297,037 shares of Common Stock remained available for issuance. The 2018 Plan provides for the issuance of shares of the Company’s Common Stock through the grant of options, restricted stock, stock appreciation rights, other stock-based awards, performance compensation awards to directors, officers, consultants, advisors and employees. In addition, the 2018 Plan provides the Compensation Committee of the Board with discretion to accelerate the vesting and exercisability of outstanding awards upon the occurrence of a change of control (as defined in the 2018 Plan).

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

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the 2021 Plan, the 2013 Plan, the 2016 Plan, the 2017 Plan and the 2018 Plan (collectively, the “Equity Compensation Plans”) as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	7,604,492	$2.64	4,377,748
Equity compensation plans not approved by security holders	-	-	-
Total	7,604,492	$2.64	4,377,748

(1)	Represents shares available for issuance under the Equity Compensation Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our voting securities as of March 29, 2023 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our named executive officers and directors; and (iii) all of our named directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o MyMD Pharmaceuticals, Inc., 855 N. Wolfe Street, Suite 601, Baltimore, MD 21205. Percentage of Common Stock ownership is based on 39,470,009 shares of Common Stock issued and outstanding as of March 29, 2023. Percentage of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) ownership is based on 72,992 shares of Series D Preferred Stock issued and outstanding as of March 29, 2023.

The number of shares of Common Stock beneficially owned by the principal stockholders and the percentage of shares outstanding, as set forth below, take into account certain limitations on the exercise of warrants to purchase Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of March 29, 2023 by that stockholder are deemed outstanding.

Name	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Class	Number of Shares of Series D Preferred Stock Beneficially Owned(2)	Percentage of Class	Total Voting Power
5% Beneficial Owner
Richard Abbe / Iroquois Capital Investment Group LLC(3)	2,667,622	6.47%	-	*	6.46%
Caroline Williams / Starwood Trust(4)	5,020,182	12.32%	-	*	12.31%
Samuel Duffey(5)	2,241,812	5.65%	-	*	5.65%
Premas Biotech PVT Ltd.(6)	103,782	*	72,992	100%	*

Named Executive Officers and Directors
Joshua Silverman(7)	88,776	*	-	*	*
Bill J White(8)	73,776	*	-	*	*
Craig Eagle, M.D.(9)	482,375	1.21%	-	*	1.21%
Jude Uzonwanne(10)	115,770	*	-	*	*
Christopher C Schreiber(11)	88,238	*	-	*	*
Christopher Chapman, M.D.(12)	289,425	*	-	*	*
Adam Kaplin, M.D., PhD(13)	154,360	*	-	*	*
Paul Rivard(14)	179,360	*	-	*	*
All current executive officers and Directors as a group (9 persons)	1,472,080	3.60%	-	*	3.60%

* Less than 1%.

(1)	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assume the exercise of all options and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 29, 2023, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into Common Stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding Common Stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. Percentage of Common Stock ownership is based on 39,470,009 shares of Common Stock issued and outstanding as of March 29, 2023.

(2)	Shares of Series D Preferred Stock beneficially owned and convertible into Common Stock and the respective percentages of beneficial ownership of Series D Preferred Stock assume the exercise of all options and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 29, 2023, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into Common Stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding Common Stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. Percentage of Series D Preferred Stock ownership is based on 72,992 shares of Series D Preferred Stock issued and outstanding as of March 29, 2023.

(3)

This information is based on a Schedule 13G/A (the “Schedule 13G”) filed with the SEC on February 14, 2023 by Iroquois Capital Management, LLC (“Iroquois Capital”) and on information available to the Company. The principal business office is 125 Park Avenue, 25th Floor, New York, NY 10017. Iroquois Capital is the investment advisor for Iroquois Master Fund, Ltd. (“IMF”). As directors of IMF, Kimberly Page and Richard Abbe make voting and investment decisions on behalf of IMF. As a result of the foregoing, Ms. Page and Mr. Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange) of the securities held by Iroquois Capital and IMF.

According to the Schedule 13G, IMF owns 31,384 shares of Common Stock and warrants to purchase 1,126,105 shares of Common Stock (all of which are subject to a 9.99% beneficial ownership blocker). In connection with the February 2023 Offering, we issued to IMF warrants to purchase up to 2,217,295 shares of Common Stock, which warrants are subject to a 4.99% beneficial ownership blocker.

Mr. Abbe also has voting control and investment discretion over securities held by Iroquois Capital Investment Group LLC (“ICIG”). As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by ICIG. ICIG owns 700,414 shares of Common Stock and warrants to purchase 645,039 shares of Common Stock (that are subject to a 9.99% beneficial ownership blocker). In connection with the February 2023 Offering, we issued to ICIG additional warrants to purchase up to 1,219,512 shares of Common Stock, which warrants are subject to a 4.99% beneficial ownership blocker. In addition, by virtue of his position as a custodian or trustee of certain Accounts (The Samantha Abbe Irrevocable Trust, The Talia Abbe Irrevocable Trust and The Bennett Abbe Irrevocable Trust), Mr. Abbe may be deemed to be the beneficial owner of the 115,770 shares of Common Stock held in aggregate by such Accounts. In addition, by virtue of his position as trustee of the Abbe Berman Foundation, Mr. Abbe may be deemed to be the beneficial owner of the 49,110 shares of Common Stock held by the Abbe Berman Foundation.

93

(4)

This information is based on a Schedule 13D filed with the SEC on April 16, 2021 by Caroline Williams, Individually and as Trustee of the Starwood Trust (“Trust”). The Schedule 13D reports shared voting power for 3,747,210 shares of Common Stock and shared dispositive power for 3,747,210 shares of Common Stock. The Common Stock is held directly by the Trust. As trustee of the Trust, Ms. Williams makes voting and investment decisions on behalf of the Trust. As a result of the foregoing, Ms. Williams may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by The Starwood Trust. The principal business address of The Starwood Trust is 324 South Hyde Park Avenue, Suite 350, Tampa, Florida 33606. The Trust owns 2,471,479 shares of Common Stock and options to purchase 1,275,731 shares of Common Stock.

Ms. Williams individually owns 1,272,972 shares of Common Stock as such is deemed to have beneficial ownership.

(5)	This information is based on a Schedule 13D filed with the SEC on September 8, 2022 by Samuel Duffey, individually and as trustee of the Rachel Jean Williams 2021 Irrevocable Trust (“RJW Trust”). The Schedule 13D reports that Mr. Duffey holds sole voting and dispositive power over 968,841 shares of Common Stock, which includes (i) 775,891 shares of Common Stock and (ii) 192,950 shares of Common Stock that may be acquired by Mr. Duffey pursuant to options. Mr. Duffey holds shared voting and dispositive power with respect to 1,272,971 shares of Common Stock that are held by the Trust as its sole trustee.

(6)	On March 23, 2020, Premas Biotech PVT., Ltd received 103,782 shares of Common Stock and 72,992 shares of Series D Preferred Stock as partial compensation for their rights to Cystron.

Prabuddha Kundu has sole voting and dispositive power over the securities held for this account.

(7)	Represents (i) 15,000 shares of Common Stock held by Mr. Silverman and (ii) 73,776 restricted stock unit (“RSU”) awards to Mr. Silverman that are vested or scheduled to vest within 60 days of March 29, 2023.

(8)	Represents 73,776 RSU awards to Mr. White that are vested or scheduled to vest within 60 days of March 29, 2023.

(9)	Represents 482,375 shares of Common Stock issuable upon the exercise of options held by Dr. Eagle which vested immediately upon grant and expire April 16, 2023.

(10)	Represents 115,770 shares of Common Stock issuable upon the exercise of options held by Mr. Uzonwanne exercisable within 60 days of March 29, 2023.

(11)	Represents 88,238 RSU awards to Mr. Schreiber that are vested or scheduled to vest within 60 days of March 29, 2023.

(12)	Represents 289,425 shares of Common Stock issuable upon the exercise of options held by Dr. Chapman which vested immediately upon grant and expire on April 23, 2023.

(13)	Represents 154,360 shares of Common Stock issuable upon the exercise of options held by Dr. Kaplin which vested immediately upon grant and expire April 16, 2023.

(14)	Represents (i) 25,000 shares of Common Stock held by Mr. Rivard, (ii) 77,180 shares of Common Stock issuable upon the exercise of options held by Mr. Rivard which fully vested upon grant and expire on April 16, 2023 and (iii) 77,180 shares of Common Stock issuable upon the exercise of options held by The Paul & Jennifer Rivard Revocable Living Trust (the “Rivard Trust”) which fully vested upon grant and expire on April 16, 2023. Mr. Rivard makes voting and investment decisions on behalf of the Rivard Trust. As a result of the foregoing, Mr. Rivard may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of securities held by the Rivard Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons are governed by our Code of Business Ethics and Conduct, which applies to all of our employees, as well as each of our directors and certain persons performing services for us. This code covers a wide range of potential activities, including, among others, conflicts of interest, self-dealing and related party transactions. Waiver of the policies set forth in this code will only be permitted when circumstances warrant. Such waivers for directors and executive officers, or that provide a benefit to a director or executive officer, may be made only by the Board, as a whole, or the Audit Committee and must be promptly disclosed as required by applicable law or regulation. Absent such a review and approval process in conformity with the applicable guidelines relating to the particular transaction under consideration, such arrangements are not permitted. All related party transactions for which disclosure is required to be provided herein were approved in accordance with our Code of Business Ethics and Conduct and Whistleblower Policy.

Other than compensation agreements, and other arrangements which are described below and under “Item 11. Executive Compensation” herein, since January 1, 2021, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

On August 17, 2022, pursuant to a securities purchase agreement with certain institutional and accredited investors, dated August 15, 2022, the Company issued and sold, in a registered direct offering (the “August RD”), an aggregate of 1,411,764 shares of its Common Stock at an offering price of $4.25 per share and, in a concurrent private placement (together with the August RD, the “August Offerings”), 1,411,764 unregistered investor warrants to purchase up to 1,411,764 shares of its Common Stock at an exercise price of $5.25, for gross and net proceeds of $5,999,997 and $5,550,028, respectively. In connection with the August Offering, we issued to Iroquois Capital Investment Group LLC (“ICIG”) 235,294 shares of Common Stock and warrants to purchase an additional 235,294 shares of Common Stock. ICIG is the beneficial owner of more than five percent of our Common Stock. In connection with the August Offering, we also issued to Iroquois Master Fund Ltd., an affiliate of ICIG (“IMF”), 352,941 shares of Common Stock and warrants to purchase an additional 352,941 shares of Common Stock.

In addition, in connection with the February 2023 Offering we issued to ICIG 2,750 shares of our Series F Preferred Stock and warrants to purchase up to 1,219,512 shares of Common Stock. In connection with the February 2023 Offering we also issued to IMF 5,000 shares of Series F Preferred Stock and warrants to purchase up to 2,217,295 shares of Common Stock.

Related Party Transactions of MyMD Florida

On November 11, 2020, in connection with the merger (the “Merger”) by and between XYZ Merger Sub Inc., a Florida corporation and wholly owned subsidiary of the Company, and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation formerly known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), MyMD Florida entered into the Supera Asset Purchase Agreement, pursuant to which MyMD Florida agreed to acquire from Supera substantially all of the assets (including all rights to Supera-1R) and certain obligations of Supera in consideration of the issuance to Supera of an aggregate of 33,937,909 shares of MyMD Florida Common Stock. (After giving effect to the Exchange Ratio and the Reverse Stock Split, such shares of MyMD Florida Common Stock are equivalent to 13,096,639 shares of Company Common Stock.) Supera is owned principally by The Starwood Trust, a trust for which MyMD Florida’s founder Jonnie R. Williams, Sr. was the settlor/grantor; Mr. Williams did not have voting or investment power of the MyMD Florida shares held by the trust. Supera is a Florida corporation that was incorporated in September 2018 by Mr. Williams and The Starwood Trust to develop and commercialize Supera-1R, and in December 2018, Mr. Williams assigned his rights and intellectual property relating to Supera-1R to Supera. As partial consideration for such assignment, Supera has granted to SRQ Patent Holdings II, a royalty with respect to product sales and other consideration arising from the assigned intellectual property.

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

On November 11, 2020, MyMD Florida, The Starwood Trust and Mr. Williams agreed to cancel options to purchase an aggregate of 31,300,000 of MyMD Florida Common Stock and terminate the underlying stock option award agreements. After giving effect to the Exchange Ratio and the Reverse Stock Split, such options to purchase MyMD Florida Common Stock are equivalent to options to purchase 12,078,670 shares of Company Common Stock.

Upon the completion of the Merger, all amounts due and owing with respect to the Line of Credit established between MyMD Florida and The Starwood Trust were paid off in full.

Item 14. Principal Accountant Fees and Services.

	2022	2021
Audit Fees	$85,204	$121,500
Audit-Related Fees	56,720	179,187
Tax Fees	26,212	26,000
All Other Fees	1,000	-
TOTAL	$169,136	$326,687

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

All of the services rendered by Morison Cogen LLP in 2022 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statements Schedule

None. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits

See “Index to Exhibits” for a description of our exhibits.

Item 16. Form 10-K Summary.

Not applicable

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021)

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.3	Amended and Restated Bylaws of MyMD Pharmaceuticals, Inc., effective April 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.4	Form of Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

4.1+	Description of Securities

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

4.3	Form of Series C Convertible Preferred Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

4.4	Form of Pre-Funded Warrant Certificate (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

4.5	Form of Placement Agent Warrant Certificate (incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

4.6	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

4.7	Form of Placement Agent Warrant (incorporated herein by references to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

4.8	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

4.9	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2020).

4.10	Rights Agreement dated as of September 9, 2020 between Akers Biosciences, Inc. and VStock Transfer, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.11	Amendment No. 1 to Rights Agreement, dated as of March 18, 2021, by and between Akers Biosciences, Inc. and VStock Transfer, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

4.12	Form of Pre-Funded Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.13	Form of Investor Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.14	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

4.15	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.1#	2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.2#	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.3#	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.4#	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.5#	Form of Incentive Stock Option (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.6#	Amended and Restated 2013 Incentive Stock and Award Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.7#	First Amendment to the Amended and Restated 2013 Incentive Stock and Award Plan of the Company (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.8	Form of Placement Agency Agreement, dated March 30, 2017, by and between the Company and Joseph Gunnar and Co., LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.9	Form of Securities Purchase Agreement, dated March 30, 2017, by and between the Company and various purchasers. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.10	Form Registration Rights Agreement, dated March 30, 2017, by and between the Company and various purchasers (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.11#	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.12#	Form of Resignation Agreement of John J. Gormally (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2018).

10.13	Form of Securities Purchase Agreement, dated October 31, 2018, by and among the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

10.14#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2018).

10.15	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

10.16#	Offer of Employment to Christopher C. Schreiber, dated January 31, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020).

10.17	Membership Interest Purchase Agreement, dated as of March 23, 2020, by and among the members of Cystron Biotech, LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.18	Support Agreement, dated as of March 23, 2020, by and among the Company and certain of its stockholders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.19	Registration Rights Agreement, dated as of March 23, 2020, by and among certain members of Cystron Biotech, LLC and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.20	Amended and Restated License and Development Agreement by and among Premas Biotech PVT Ltd and Cystron Biotech, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.21	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

10.22	Amendment No.1 to the Membership Interest Purchase Agreement, dated May 14, 2020 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020).

10.23	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

10.24#	CFO Consulting Agreement, dated as of July 21, 2020, between the Company and Brio Financial Group (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2020).

10.25	Settlement Agreement and General, Release, dated as of August 3, 2020, by and among the Company and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 07, 2020).

10.26	Leak-Out and Support Agreement, dated as of August 3, 2020, by and among the Company and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 07, 2020).

10.27	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

10.28#	First Amendment to the Akers Biosciences, Inc., 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).

10.29	Secured Promissory Note, dated November 11, 2020, by and between the Company and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.30	Form of Securities Purchase Agreement, dated November 11, 2020, by and between the Company and purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.31	Contribution and Assignment Agreement, dated March 16, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, and Oravax Medical Inc. (incorporated herein by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.32	Termination and Release Agreement, dated March 16, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, Premas Biotech Pvt. Ltd., and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.33#	MyMD Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.34#	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.35#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.36#	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.37	Asset Purchase Agreement, dated November 11, 2020, by and between MyMD Pharmaceuticals, Inc. and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.38#	MyMD Pharmaceuticals (Florida) Inc. Second Amendment to Amended and Restated 2016 Stock Incentive Plan, dated July 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.39	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings II, LLC and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.40	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings, LLC and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.41#	Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc., effective December 18, 2020 (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.42#	Amendment No. 1 to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc, dated February 11, 2021 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.43#	Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., effective November 1, 2020 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.44#	Amendment No. 1 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.45#	Amendment No. 2 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated January 8, 2021 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.46#	Amendment No. 3 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated February 11, 2021 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.47#	Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated September 21, 2020 (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.48#	Amendment No. 1 to Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated November 24, 2020 (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.49#	Amendment No. 2 to Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020 (incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.50#+

Amendment No. 4 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated November 24, 2021 (incorporated herein by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.51#+	Amendment No. 2 to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals, Inc., dated November 24, 2021 (incorporated herein by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.52	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

10.53#	Fifth Amendment to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated August 30, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2022).

10.54#	Third Amendment to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals, Inc., dated August 30, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2022).

10.55#	Sixth Amendment to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated January 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023).

10.56	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.57#

Third Amendment to Employment Agreement between Paul Rivard, Esq. and MyMD Pharmaceuticals, Inc., dated March 22, 2023. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023).

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

MYMD PHARMACEUTICALS, INC.

Date: March 31, 2023	By:	/s/ Christopher C. Chapman
	Name:	Christopher C. Chapman, M.D.
	Title:	President and Chief Medical Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher C. Chapman	President, Chief Medical Officer and Director	March 31, 2023
Christopher C. Chapman, M.D.	(Principal Executive Officer)

/s/ Ian Rhodes	Interim Chief Financial Officer	March 31, 2023
Ian Rhodes	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua Silverman	Chairman of the Board	March 31, 2023
Joshua Silverman

/s/ Bill J. White	Director	March 31, 2023
Bill J. White

/s/ Christopher C. Schreiber	Director	March 31, 2023
Christopher C. Schreiber

/s/ Jude Uzonwanne	Director	March 31, 2023
Jude Uzonwanne

/s/ Craig Eagle	Director	March 31, 2023
Craig Eagle, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MyMD Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MyMD Pharmaceuticals, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

As discussed in Note 3 to the consolidated financial statements, historically, the Company has incurred net losses. Since its inception, the Company has met its liquidity requirements principally through the sale of its common stock in public and private placements. The Company believes that its current financial resources as of the date of issuance of the consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of December 31, 2022 as they fall due in the next twelve-month period, and as such have concluded that there are no material uncertainties related to events or conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. In making such a determination, management prepared a short-term cash flow projection. Management used significant assumptions in preparing the short-term cash flow projection, which included operating costs and financing obligations.

To the Board of Directors and Stockholders of

MyMD Pharmaceuticals, Inc. and Subsidiaries

(Continued)

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

Assessment of Impairment for Investment in Oravax, Inc.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to measure its investment in Oravax Medical, Inc. as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of December 31, 2022, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of December 31, 2022. In making such a determination, management prepared a detailed qualitative analysis considering various impairment indicators. Management used significant judgment in their qualitative assessment.

The principal considerations for our determination that performing procedures relating to the impairment assessment of investments in equity securities without readily determinable fair value is a critical audit matter is the significant judgment by management in making the qualitative assessment of whether investments in equity securities were impaired. This in turn led to significant auditor judgment and effort in performing procedures to evaluate the reasonableness of significant judgments management applied in determining whether events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	Analyzing management’s detailed qualitative analysis considering various impairment indicators that may indicate that the carrying amount of the investment might not be recoverable for reasonableness.
●	Reviewing management’s assessment of events or changes in circumstances for reasonableness.
●	Evaluating management’s significant accounting policies related to the election to measure its investment in Oravax Medical, Inc. as an equity security without a readily determinable fair value.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2010.

Blue Bell, Pennsylvania

March 31, 2023

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022 and 2021

	As of
	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$749,090	$555,967
Marketable Securities	4,086,902	11,003,071
Prepaid Expenses	565,787	1,106,347

Total Current Assets	5,401,779	12,665,385

Non-Current Assets
Operating Lease Right-of-Use Assets	139,662	149,009
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,138,201	12,147,548

Total Assets	$17,539,980	$24,812,933

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,673,221	$986,626
Due to MyMD Florida Shareholders	29,982	-
Operating Lease Liability	65,780	53,240

Total Current Liabilities	2,768,983	1,039,866

Non-Current Liabilities
Due to MyMD Florida Shareholders, net of current portion	-	29,982
Operating Lease Liability, net of current portion	75,941	95,911

Total Non-Current Liabilities	75,941	125,893

Total Liabilities	$2,844,924	$1,165,759

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of December 31, 2022 and December 31, 2021	144,524	144,524
Common stock, no par value, 500,000,000 shares authorized 39,470,009 and 37,673,110 issued and outstanding as of December 31, 2022 and December 31, 2021	108,309,436	102,064,218
Accumulated Deficit	(93,758,904)	(78,561,568)

Total Shareholders’ Equity	14,695,056	23,647,174

Total Liabilities and Shareholders’ Equity	$17,539,980	$24,812,933

The accompanying notes are an integral part of these consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2022	2021
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Administrative Expenses	5,520,150	6,420,092
Research and Development Expenses	9,067,422	6,745,104
Accretion of Debt Discount	-	608,460
Stock Based Compensation	695,191	-
Stock Option Modification Expenses	-	15,036,051

Loss from Operations	(15,282,763)	(28,809,707)

Other (Income) Expenses
Interest and Dividend Income	(83,991)	(8,907)
(Gain)/Loss on Sales of Marketable Securities	5,964	(39,597)
Unrealized (Gain)/Loss on Marketable Securities	(2,958)	42,793
Gain on Debt Forgiveness	-	(180,257)
Uninsured Casualty Losses	(4,442)	1,265,306

Total Other (Income) Expenses	(85,427)	1,079,338

Loss Before Income Tax	(15,197,336)	(29,889,045)

Income Tax Benefit	-	-

Net Loss	$(15,197,336)	$(29,889,045)

Basic and Dilutive net loss per common share	$(0.39)	$(0.85)

Weighted average basic and diluted common shares outstanding	38,825,763	35,017,244

The accompanying notes are an integral part to these consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity /(Deficit)

For the Years Ended December 31, 2022 and 2021

	Series D Convertible
	Preferred Stock		Common Stock
	Shares	Series D	Shares	Common Stock	Accumulated Deficit	Total Equity
Balance at December 31, 2021	72,992	$144,524	37,673,110	$102,064,218	$(78,561,568)	$23,647,174
Net loss	-	-	-	-	(15,197,336)	(15,197,336)
Net proceeds from private placement of 1,411,764 common shares, net of offering costs of $449,500	-	-	1,411,764	5,550,028	-	5,550,028
Exercise of prepaid equity forward contracts for Common Stock	-	-	385,135	-	-	-
Stock-based compensation – stock options	-	-	-	444,342	-	444,342
Stock-based compensation – restricted stock units	-	-	-	165,997	-	165,997
Stock-based compensation – warrants	-	-	-	84,851	-	84851

Balance at December 31, 2022	72,992	$144,524	39,470,009	$108,309,436	$(93,758,904)	$14,695,056

	Series D		Common Stock
	Convertible Preferred Stock			Common Stock	Common Stock Par	Additional Paid-In	Accumulated	Total
	Shares	Series D	Shares	No Par	$0.0001	Capital	Deficit	Equity
Balance at December 31, 2020	-	$-	28,553,307		$4,004	43,411,487	$(48,672,523)	$(5,257,032)
Net loss	-	-	-	-	-	-	(29,889,045)	(29,889,045)
Reverse merger with Akers Biosciences Inc effective April 16, 2021	72,992	144,524	8,335,627	42,332,834	-	-	-	42,477,358
Issuance of post-merger MyMD Pharmaceutical Inc common shares at an exchange ratio of 0.7718 per pre-merger MyMD common share	-	-	-	43,415,491	(4,004)	(43,411,487)	-	-
Modification of the terms of 4,188,315 pre-merger MyMD stock options per the terms of the merger agreement	-	-	-	15,036,051	-	-	-	15,036,051
Exercise of per-merger MyMD stock options	-	-	11,576	-	-	-	-	-
Exercise of prepaid equity forward contracts for Common Stock	-	-	466,716	-	-	-	-	-
Stock based compensation for services	-	-	16,826	90,002	-	-	-	90,002
Exercise of warrants for Common Stock	-	-	289,058	1,189,840	-	-	-	1,189,840

Balance at December 31, 2021	72,992	$144,524	37,673,110	$102,064,218	$-	$-	$(78,561,568)	$23,647,174

The accompanying notes are an integral part of these consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss from ongoing operations	$(15,197,336)	$(29,889,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest/dividends	-	(3,024)
Accretion of debt discount	-	608,460
(Gain)/loss on sale of marketable securities	5,964	(39,597)
Unrealized (gain)/loss on marketable securities	(2,958)	42,793
Gain on forgiveness of debt	-	(180,258)
Stock based compensation:
Option modification expense	-	15,036,051
Options issued to key employees	338,922	-
Options issued to non-employees	105,420	90,002
Warrants issued for services	84,851	-
Restricted stock units to non-employees	165,997	-
Change in assets and liabilities
Prepaid expenses	540,560	(912,815)
Trade and other payables	1,686,595	(4,268,961)
Operating leases	1,917	(81)
Net cash used by operating activities	(12,270,068)	(19,516,475)

Cash flows from investing activities:
Purchases of marketable securities	(4,836,837)	(13,403)
Proceeds from sale of marketable securities	11,750,000	18,483,176
Net cash received in business combination	-	1,380,852
Net cash provided by investing activities	6,913,163	19,850,625

Cash flows from financing activities
Repayment of the line of credit – related party	-	(3,062,444
Net proceeds from borrowings	-	120,000
Net proceeds from note payable	-	1,826,137
Net proceeds from issuance of Common Stock	5,550,028	-
Net proceeds from the exercise of warrants for Common Stock	-	1,189,840
Net cash provided by financing activities	5,550,028	73,533

Net increase in cash and cash equivalents	193,123	407,683
Cash and cash equivalents at beginning of year	555,967	148,284
Cash and cash equivalents at end of year	$749,090	$555,967

Supplemental cash flow information
Cash paid for:
Interest	$13,322	$271,800
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Operating lease right-of-use asset obtained in exchange for lease obligation	$53,196	$141,387
Investment in Oravax Medical, Inc.	$-	$1,500,000

The accompanying notes are an integral part to these consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation (“MyMD”). These consolidated financial statements include four wholly owned subsidiaries as of December 31, 2022, MyMD Pharmaceuticals (Florida), Inc. (“MyMD Florida”), XYZ Merger Sub, Inc. (“Merger Sub”), Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 the Original Merger Agreement, as amended by Amendment No. 1 (the “Merger Agreement”), by and among MyMD, Merger Sub and MyMD Florida, Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of MyMD (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s Common Stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of MyMD’s Common Stock, no par value per share (the “Company Common Stock” or “Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payment in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger (the “Milestone Payments”) payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”).

On April 16, 2021, MyMD Florida entered into an Asset Purchase Agreement with Supera, a related company through common control, in which Supera was acquired by MyMD Florida through the issuance of 33,937,909 shares of pre-Merger MyMD Florida Common Stock. The Supera entity was dissolved pursuant to this transaction.

In connection with the closing of the Merger, the Company changed its name to MyMD Pharmaceuticals, Inc. and the Company Common Stock, listed previously trading through the close of business on April 16, 2021 under the trading symbol “AKER”, commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the trading symbol “MYMD” on April 19, 2021.

On April 8, 2022 , the MyMD Florida subsidiary was dissolved and merged into the New Jersey corporation MyMD Pharmaceuticals, Inc. pursuant to an Agreement and Plan of Merger dated April 8, 2022.

Note 2 – Significant Accounting Policies

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2022 and December 31, 2021.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at December 31, 2022	$4,086,902	$-	$-

Marketable securities at December 31, 2021	$11,003,071	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of December 31, 2022 and 2021, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the year ended December 31, 2022 and 2021 was a gain of $2,958 and a loss of $42,793, respectively.

Gains and losses resulting from the sales of marketable securities were losses of $5,964 and gains of $39,597 for the years ended December 31, 2022 and 2021, respectively.

Proceeds from the sales of marketable securities were $11,750,000 and $18,483,176 in the years ended December 31, 2022 and 2021, respectively. Purchases of marketable securities were $4,836,837 and $13,403 during the years ended December 31, 2022 and 2021, respectively.

(g) Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are comprised principally of prepaid insurance and research and development expenses.

(h) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with three banks as of December 31, 2022.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of December 31, 2022, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of December 31, 2022.

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

(l) Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite lives are reduced to their estimated fair value through an impairment charge in the Consolidated Statements of Comprehensive Loss.

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of December 31, 2022, the Company has 16 issued U.S. patents, 50 foreign patents, four pending U.S. patent applications and 15 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal remedies available to the Company.

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

The Company leases a facility in Baltimore, Maryland (“2021 Wolfe St”) under an operating lease (“2021 Baltimore Lease”) with annual rentals of $52,800 to $56,016 plus certain operating expenses. The 2021 Baltimore Lease took effect on November 17, 2021 for a term of 12 months with automatic renewals unless a sixty-day notice is provided. The initial term expires on November 30, 2022. The lease renewed effective December 1, 2022 for a term of 12 months with automatic renewals unless a sixty-day notice is provided.

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease and the Platt Street Lease on the Consolidated Balance Sheet. The information related to these leases are presented below:

	As of December 31, 2022			As of December 31, 2021
	Platt Street	2021 Baltimore		Hyde Park	2021 Baltimore
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$45,353	$94,309	$139,662	$12,156	$136,853	$149,009
Lease Payable, current	18,741	47,039	65,780	12,164	41,076	53,240
Lease Payable - net of current	27,070	48,871	75,941	-	95,911	95,911

The following provides details of the Company’s lease expense:

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Hyde Park	Platt Street	2021 Baltimore		Supera Aviation	Hyde Park	2020 Baltimore	2021 Baltimore
Lease Expenses	Lease	Lease	Lease	Total	Lease	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$6,251	$16,981	$54,400	$77,632	$150,000	$25,026	$22,667	$4,533	$202,226

Other information related to leases is presented below:

	As of December 31, 2022
	Hyde	Platt	2021 Baltimore
Other Information	Park Lease	Street Lease	Lease	Total
Operating Leases
Operating cash used	$4,622	$19,628	$51,602	$75,852
Average remaining lease term	-	27	23	25
Average discount rate	10.0%	10.0%	10.0%	10.0%

As of December 31, 2022, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	As of December 31, 2022
	Platt	2021 Baltimore
	Street Lease	Lease	Total
For Years Ending December 31,
2023	$22,485	$54,520	$77,005
2024	23,103	51,348	74,451
2025	5,814	-	5,814
Total future minimum lease payments, undiscounted	$51,402	$105,868	$157,270
Less: Imputed interest	5,591	9,958	15,549
Present value of future minimum lease payments	$45,811	$95,910	$141,721

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the years ended December 31, 2022 and 2021 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tax years from 2019 through 2022 remain subject to examination by federal and state jurisdictions.

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

Diluted net loss per share is computed using the weighted average number of shares of Common Stock and dilutive potential Common Stock outstanding during the period.

As the Company reported a net loss for the years ended December 31, 2022 and 2021, Common Stock equivalents were anti-dilutive.

As of December 31, 2022 and 2021, the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2022	2021
Stock Options	4,376,737	4,176,739
Unvested Restricted Stock Units	2,795,000	2,795,000
Warrants to purchase Common Stock	6,514,827	5,074,489
Pre-funded Warrants to purchase Common Stock	135,135	520,270
Series C Preferred Convertible Warrants	27,500	27,500
Series D Preferred Convertible Stock	36,496	36,496
Total potentially dilutive shares	13,885,695	12,630,494

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

(u) Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In July 2017, FASB issued ASU 2017-11, Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): The new guidance amends ASC 815 to exclude consideration of a down-round feature in the evaluation of whether an instrument is indexed to an entity’s own stock under ASC 815-40-15-7C. That is, a down-round provision would not preclude an entity from concluding that an instrument or feature that includes a down-round feature is indexed to the entity’s own stock. This guidance applies to both freestanding financial instruments and embedded conversion options (e.g., in convertible instruments with beneficial conversion features (BCFs) or cash conversion features (CCFs)). The ASU is effective for annual reporting periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020. The adoption of this standard did not have a material impact on their consolidated financial statements.

In August 2020, FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments. The new guidance removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a BCF. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock. This ASU is effective for fiscal years beginning after December 15, 2021 and early adoption is allowed. The Company early adopted this guidance as of January 1, 2021. The adoption of this standard did not have a material impact on their consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity - Classified Written Call Options. The amendments in this Update clarify an issuer’s accounting for modifications or exchanges of freestanding equity - classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The adoption of this ASU had no material impact on the Company’s consolidated financial statements and related disclosure.

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

Agreement and Plan of Merger and Reorganization

On November 11, 2020, MyMD, Merger Sub, and MyMD Florida entered into the Merger Agreement (Note 1).

Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the Company issued 28,553,307 post reverse stock split shares of Company Common Stock to the former stakeholders of pre-Merger MyMD Florida at the Exchange Ratio. Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the former stakeholders of pre-Merger MyMD Florida held approximately 77.05% of the Company’s Common Stock outstanding on a fully diluted basis, assuming the exercise in full of the pre-funded warrants to purchase 986,486 shares of Company Common Stock and including 4,188,315 shares of Company Common Stock underlying options to purchase shares of pre-Merger MyMD Florida Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing. Holders of pre-Merger Company Common Stock held approximately 22.95% of the outstanding equity of the Company. Also upon completion of the Merger and the transactions contemplated by the Merger Agreement, the Company assumed 4,188,315 MyMD Florida stock options subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to extend the term of such stock option for a period expiring on April 16, 2023, the second-year anniversary of the Merger.

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

As of December 31, 2022, none of the contingencies noted above have been met.

Liquidity

As of December 31, 2022, the Company’s cash on hand was $749,090 and marketable securities were $4,086,902. The Company has incurred a net loss from operations of $15,197,336 for the year ended December 31, 2022. As of December 31, 2022, the Company had working capital of $2,632,796 and stockholders’ equity of $14,695,056 including an accumulated deficit of $93,758,904. During the year ended December 31, 2022, cash flows used in operating activities were $12,270,068, consisting primarily of a net loss of $15,197,336 offset by non-cash share-based compensation of $695,191 and an increase in trade and other payables of $1,686,595 and a decrease in prepaid expenses of $540,560. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of December 31, 2022 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	December 31, 2022	December 31, 2021

Accounts Payable – Trade	$2,356,555	$867,518
Accrued Expenses	316,666	119,108
	$2,673,221	$986,626

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

As of December 31, 2022 and December 31, 2021 MyMD had advanced MyMD Florida $3,000,000 under the Bridge Loan Note plus accrued interest totaling $26,137. The balance of $3,026,137 as of December 31, 2022 and December 31, 2021, respectively, were eliminated on consolidation.

Note 6 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s Common Stock. As of December 31, 2022, grants of restricted stock and options to purchase 1,406 shares of Common Stock have been issued pursuant to the 2013 Plan, and 755 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of December 31, 2022, grants of options to purchase 4,188,315 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s Common Stock. As of December 31, 2022, grants of restricted stock and options to purchase 2,538 shares of Common Stock have been issued pursuant to the 2017 Plan, and 978 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 560,063 shares of the Company’s Common Stock. As of December 31, 2022, grants of RSUs and restricted stock to purchase 263,026 shares of Common Stock have been issued pursuant to the 2018 Plan, and 297,037 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 7,228,184 shares of the Company’s Common Stock. As of December 31, 2022, grants of RSUs and stock options to purchase 3,149,207 shares of Common Stock have been issued pursuant to the 2021 Plan, and 4,078,977 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the year ended December 31, 2022:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2021	4,176,737	$2.59	$2.59	1.29	$14,493,284
Granted	300,000	3.41	3.41	5.80	$-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled/Expired	-	-	-	-	-
Balance at December 31, 2022	4,476,737	2.64	2.64	0.64	$-
Exercisable as of December 31, 2022	4,376,737	2.61	2.61	0.52	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021.

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

During the years ended December 31, 2022 and 2021, the Company incurred stock option expenses totaling $444,342 and $0, respectively. The unamortized stock option expenses as of December 31, 2022 and 2021 totaled $113,847 and $0, respectively.

Assumption of MyMD Florida Stock Options

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of pre-Merger MyMD Florida Common Stock. As of December 31, 2022, options to purchase 4,188,315 shares of Company Common Stock have been issued pursuant to the plan and 0 shares of Company Common Stock remain available for issuance.

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

The Company assumed 4,188,315 MyMD Florida stock options subject to certain terms contained in the Merger Agreement (including, but not limited to, the amendment of such stock option to change the term of such stock option for a period expiring on April 16, 2023, the second-year anniversary of the Merger). The Company recorded expenses of $15,036,051 for the assumption of the options and the modification of the terms which is included on the Consolidated Statement of Comprehensive Loss for the year December 31, 2021. The Company utilized Black-Scholes using an exercise price of $2.59, an issue date fair value of $4.94, a volatility index of 122.31% and a discount rate of 0.16% to determine the fair value of the modification. The pre-Merger MyMD options were valued at $0 on April 16, 2021, as there was no reliable method of determining the fair value given the material events that had occurred since the last arms-length trade of common shares.

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

Pre-merger Akers Biosciences, Inc. recorded expenses totaling $979,758 for the acceleration of the vesting of 394,680 RSUs, the holders immediately surrendered 139,457 RSUs with a fair market value of $688,913 for the withholding of federal and state income taxes, as directed by the holders, which was recorded as Payroll Taxes Payable on the date of the Merger. The withholding obligations were paid by the Company on June 30, 2021. As of March 29, 2023, the vested RSUs have not been converted to common shares of the Company.

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

As of December 31, 2022, none of the vesting milestones have been met.

On January 28, 2022, the Compensation Committee of the Board of Directors approved a grant of 4,040 RSUs to a sub-contractor with a grant date fair value of $15,998 and vested immediately. Such RSUs were granted under the 2021 Plan. The Company recorded expenses of $15,998 which is included Stock Based Compensation on the Consolidated Statement of Comprehensive Loss during the year ended December 31, 2022.

On July 7, 2022, the Compensation Committee of the Board of Directors approved a grant of 50,167 RSUs to a sub-contractor with a grant date fair value of $150,000 and vested immediately. Such RSUs were granted under the 2021 Plan. The Company recorded expenses of $138,587 which is included Stock Based Compensation on the Consolidated Statement of Comprehensive Loss during the year ended December 31, 2022.

The following is the status of outstanding unvested restricted stock units outstanding as of December 31, 2022 and the changes for the year ended December 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2021	2,795,000	$8.09
Granted	54,207	3.06
Exercised	-	-
Vested	(54,207)	3.06
Forfeited	-	-
Canceled/Expired	-	-
Balance at December 31, 2022	$2,795,000	$8.09

As of December 31, 2022 and 2021, the unamortized value of the RSUs was $22,611,550.

Note 7 – Equity

Preferred Stock

The holders of preferred shares or preferred warrants are entitled to vote per share, as limited by the certificate of designation for each class of preferred shares or warrants, at meetings of the Company. As of December 31, 2022, 50,000,000 shares of Preferred Stock were authorized and four classes of Preferred Stock or Warrants are designated.

Series D Convertible Preferred Stock

On March 24, 2020, the Company designated 211,353 Series D Convertible Preferred Shares, no par value with a stated value of $0.01 per share and filed the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”) with the Secretary of State of the State of New Jersey. Pursuant to the Series D Certificate of Designation, in the event of the Company’s liquidation or winding up of its affairs, the holders of its Series D Convertible Preferred Stock (the “Preferred Stock”) will be entitled to receive the same amount that a holder of the Company’s Common Stock would receive if the Preferred Stock were fully converted (disregarding for such purposes any conversion limitations set forth in the Series D Certificate of Designation) to Common Stock which amounts shall be paid pari passu with all holders of the Company’s Common Stock. Each share of Preferred Stock has a stated value equal to $0.01 (the “Stated Value”), subject to increase as set forth in Section 7 of the Series D Certificate of Designation.

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

As of December 31, 2022, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 36,496 underlying shares of the Company Common Stock.

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

On August 5, 2021, the Company issued 16,826 shares of Common Stock with a fair market value of $90,002 for services.

On December 9, 2021, holders of 11,576 Common Stock options were exercised for 11,576 shares of Common Stock at an exercise price of $2.59 per common share. The net proceeds of $29,982 is recorded as a current liability on the Consolidated Balance Sheet as of December 31, 2022. The accumulated proceeds from the exercise of these stock options will be distributed to the former shareholders of MyMD Florida per the terms of the Merger Agreement.

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

Common Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	5,074,489	$5.25	4.34	$9,554,827
Granted	1,450,029	5.27	4.88	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	(9,691)	222.55	-	-
Balance at December 31, 2022	6,514,827	$4.93	3.63	$-
Exercisable as of December 31, 2022	6,514,827	$4.93	3.63	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021. All warrants were vested on date of grant.

On July 7, 2022, the Company issued warrants to purchase up to 38,265 shares of its Common Stock at an exercise price of $5.98 to a vendor for services. The cumulative fair market value of $93,233 as calculated using Black-Scholes (exercise price $5.98 per share, stock price $2.99 per share, volatility of 131.06%, discount rate of 3.07% and a five- year term). The warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from the effective date. The fair-market value of the warrants was amortized over the life of the service contract. During the year ended December 31, 2022, the Company recognized $84,851 in expense which is included in Stock-Based Compensation on the Consolidated Statement of Comprehensive Loss.

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

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the year ended December 31, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	520,270	$0.002	-	$3,151,796
Granted	-	-	-	-
Exercised	(385,135)	0.002	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2022	135,135	$0.002	-	$155,135
Exercisable as of December 30, 2022	135,135	$0.002	-	$155,135

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022 and the closing stock price of $6.06 for Common Stock on December 31, 2021.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2021	27,500	$8.00	2.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2022	27,500	$8.00	1.94	$-
Exercisable as of December 31, 2022	27,500	$8.00	1.94	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022 and the closing stock price of $6.06 for the Company’s common shares on December 31, 2021. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 8 – Income Taxes

The Company’s income tax (benefit)/provision is as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Current	$-	$-
Deferred	(5,914,000)	(6,219,000)
Change in Valuation Allowance	5,914,000	6,219,000
Income Tax Benefit	$-	$-

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021

Statutory U.S. Federal Income Tax Rate	(21.0)%	(21.0)%
New Jersey State income taxes, net of U.S. Federal tax effect	(14.5)%	(9.0)%
Adjustment to deferred tax assets	(4.1)%	9.3%
Other	0.7%	(0.1)%
Change in Valuation Allowance	38.9%	20.8%
Net	0.0%	0.0%

As of December 31, 2022, and 2021, the Company had U.S. federal net operating loss carry forwards of approximately $107.1 million and $101.9 million, respectively. Approximately $57.7 million of the U.S. federal net operating loss generated in tax years beginning before January 1, 2018 expire beginning with the year ending December 31, 2023 through 2037. The remaining U.S. federal net operating loss of approximately $49.4 million does not expire, however it is limited to 80% of each subsequent year’s net income. As of December 31, 2022, and 2021, the Company had U.S. state net operating loss carry forwards of approximately $41.0 million and $38.2 million, respectively, some of which expire beginning with the year ending December 31, 2023 through 2042. U.S. federal net operating losses of approximately $3.8 million expired during 2022. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

Under Section 382 of the Code, use of the Company’s net operating loss carryforwards is limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. The Company experienced an ownership change as a result of the Merger and therefore the Company’s ability to utilize its net operating loss and certain credit carryforwards are limited. The limitation is determined by the fair market value of the Company’s common stock outstanding immediately prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger caused the Company’s net operating loss carryforwards to be limited. However, the limitation had no impact on the Company’s financial statements since the Company recorded a full valuation allowance for the deferred tax assets as of December 31, 2022 and 2021.

The principal components of the deferred tax assets and related valuation allowances as of December 31, 2022 and 2021 are as follows:

	2022	2021

Reserves and other	$745,000	$179,000
Net operating loss carry-forwards	26,176,000	23,526,000
Capitalized research and development	2,177,000	-
Research and development tax credit	610,000	610,000
Share-based compensation	4,542,000	4,021,000
Valuation Allowance	(34,250,000)	(28,336,000)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets increased by approximately $5.9 million and $6.2 million, for the years ended December 31, 2022 and 2021, respectively, due mainly to increases in the Company’s deferred tax asset related to its net operating loss carryforward. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company files U.S. federal income tax returns and state income tax returns. Since the Company had losses in the past, all prior years that generated net operating loss carryforwards are open and subject to audit examination in relation to the net operating loss generated from those years.

Note 9 – Commitments and Contingencies

Scientific Advisory Board

On February 1, 2021, the Company formed the Scientific Advisory Board to (i) provide strategic advice and make recommendations to management regarding current and planned research and development programs, (ii) advise management regarding the scientific merit of technology or products involved in licensing and acquisition opportunities and (iii) provide strategic advice to management regarding emerging science and technology issues and trends. During the years ended December 31, 2022 and 2021, the Company incurred costs of $148,000 and $174,000, respectively. These expenses are included in Research and Development Expenses on the Consolidated Statement of Comprehensive Loss. The Scientific Advisory Board was disbanded effective September 30, 2022.

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

On May 27, 2022, the Court granted-in-part and denied-in-part MyMD’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, MyMD filed its Answer, which included affirmative defenses. As of December 31, 2022, the Second Raymond Akers Action is in the discovery phase.

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

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements as of December 31, 2022 and 2021.

Mr. Jonnie Williams, Sr.

The Company recorded an obligation to Mr. Williams, a shareholder, for various expenses incurred on behalf of the Company between 2016 and 2019. The balance due of $14,577 was paid on April 28, 2021.

Supera Aviation I, LLC

In October 2018, the Company entered a three-year leasing agreement with Supera Aviation I, LLC, a company owned by a shareholder, for a Gulfstream IV-SP aircraft with an annual leasing fee of $600,000. The Company incurred expenses totaling $150,000 for the year ended December 31, 2021.

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

In May 2019, the pre-Merger MyMD entered into a revolving credit facility which allows for borrowings of up to $5,000,000 with a shareholder. The facility had an initial term of 18 months, which was extended to July 31, 2021 and further extended to December 31, 2022, at which time all outstanding borrowings and accrued interest, if any, are due in full. Borrowings accrue interest at a rate of 5% per annum. Pursuant to the terms of the agreement, the Company must issue a number of Common Stock options to the lender based on the total borrowings under the facility, with each dollar borrowed requiring the issuance of one Common Stock option. Upon issuance, each Common Stock option will immediately vest at an exercise price of $2.59. The Company recorded accretion of the debt discount totaling $0 and $608,460, respectively, during the years ended December 31, 2022 and 2021.

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

The Company made matching contributions to the 401(k) Plan during the years ended December 31, 2022 and 2021 of $41,443 and $16,514, respectively.

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

The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an annual interest rate of 1%, with a deferral of payments through the date that the Small Business Administration remits the borrower’s loan forgiveness amount to the lender. The Company was notified on June 1, 2021 that the loan totaling $70,600 was forgiven which was recorded as a gain on debt forgiveness on the Consolidated Statement of Comprehensive Loss.

Note 13—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to these agreements as of December 31, 2022 and 2021.

Note 14 – Subsequent Events

On February 23, 2023, pursuant to a securities purchase agreement with certain institutional and accredited investors, dated February 21, 2023, the Company issued and sold in a registered direct offering i) an aggregate of 15,000 shares of the Company’s newly-designated Series F Convertible Preferred Stock with a stated value of $1,000 per share, convertible into shares of Common Stock pursuant to the terms of the securities purchase agreement, and (ii) warrants to acquire up to an aggregate of 6,651,885 shares of Common Stock, subject to adjustment, for gross and net proceeds of $15,000,000 and $14,041,500, respectively.

