Form 10-Q
period 2023-03-31
MyMD Pharmaceuticals, Inc.
filed 2023-05-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2023, the registrant had 39,605,144 shares of its Common Stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(unaudited)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$188,548	$749,090
Marketable Securities	15,359,954	4,086,902
Prepaid Expenses	738,138	565,787

Total Current Assets	16,286,640	5,401,779

Non-Current Assets
Operating Lease Right-of-Use Assets	123,815	139,662
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,122,354	12,138,201

Total Assets	$28,408,994	$17,539,980

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,369,200	$2,673,221
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability	68,004	65,780
Dividends Payable	158,333	-

Total Current Liabilities	1,625,519	2,768,983

Non-Current Liabilities
Operating Lease Liability, net of current portion	58,027	75,941
Derivative Liabilities	3,270,500	-
Warrant Liabilities	9,448,000	-

Total Non-Current Liabilities	12,776,527	75,941

Total Liabilities	$14,402,046	$2,844,924

Commitments and Contingencies
Series F Convertible Preferred Stock, 15,000 shares designated, no par value and a stated value of $1,000 per share, 15,000 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Liquidation preference of $15,000,000 plus dividends at 10% per annum of $158,333 as of March 31, 2023.	912,889	-

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of March 31, 2023 and December 31, 2022	144,524	144,524
Common stock, no par value, 500,000,000 shares authorized 39,470,009 issued and outstanding as of March 31, 2023 and December 31, 2022	108,378,504	108,309,436
Accumulated Deficit	(95,428,969)	(93,758,904)

Total Stockholders’ Equity	13,094,059	14,695,056

Total Liabilities and Stockholders’ Equity	$28,408,994	$17,539,980

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Administrative Expenses	987,987	1,395,112
Research and Development Expenses	770,430	2,629,741
Stock Based Compensation	69,068	97,000
Warrant Issuance Expenses	762,834	-

Loss from Operations	(2,590,319)	(4,121,853)

Other (Income) Expenses
Interest and Dividend Income	(25,824)	(120)
(Gain)/Loss on Sales of Marketable Securities	(175)	1,650
Change in Fair Value of Marketable Securities	1,712	3,092
Uninsured Casualty Losses	-	(4,442)
Change in Fair Value of Warrant Liabilities	(1,175,000)	-
Change in Fair Value of Derivative Liabilities	120,700	-

Total Other (Income) Expenses	(1,078,587)	180

Loss Before Income Tax	(1,511,732)	(4,122,033)

Income Tax Benefit	-	-

Net Loss	(1,511,732)	(4,122,033)

Preferred Stock Dividends	158,333	-

Net Loss Attributable to Common Stockholders	$(1,670,065)	$(4,122,033)

Basic and Dilutive net loss per common share	$(0.04)	$(0.11)

Weighted average basic and diluted common shares outstanding	39,787,242	38,122,928

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

	Series F Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Series F	Shares	Series D	Shares	Common Stock	Accumulated Deficit	Total Equity
Balance at December 31, 2022	-	$-	72,992	$144,524	39,470,009	$108,309,436	$(93,758,904)	$14,695,056
Net loss	-	-	-	-	-	-	(1,511,732)	(1,511,732)
Issuance of 15,000 shares of Series F Convertible Preferred Stock, net of discount and offering costs of $14,087,111	15,000	912,889	-	-	-	-	-	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	(158,333)	(158,333)
Stock-based compensation – stock options	-	-	-	-	-	69,068	-	69,068

Balance at March 31, 2023	15,000	$912,889	72,992	$144,524	39,470,009	$108,378,504	$(95,428,969)	$13,094,059

	Series F Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Series F	Shares	Series D	Shares	Common Stock	Accumulated Deficit	Total Equity
Balance at December 31, 2021	-	-	72,992	$144,524	37,673,110	$102,064,218	$(78,561,568)	$23,647,174
Net loss			-	-	-	-	(4,122,033)	(4,122,033)
Exercise of prepaid equity forward contracts for common stock	-	-	-	-	385,135	-	-	-
Stock-based compensation – stock options	-	-	-	-	-	81,002	-	81,002
Stock-based compensation – restricted stock units	-	-	-	-	-	15,998	-	15,998

Balance at March 31, 2022	-	$-	72,992	$144,524	38,058,245	$102,161,218	$(82,683,601)	$19,622,141

See accompanying notes to these condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss from ongoing operations	$(1,511,732)	$(4,122,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,175,000)	-
Change in fair value of derivative liabilities	120,700	-
(Gain)/loss on sale of marketable securities	(175)	1,650
Change if fair value of marketable securities	1,712	3,092
Stock based compensation:
Options issued to key employees	19,908	81,002
Options issued to non-employees	49,160	15,998
Change in assets and liabilities
Prepaid expenses	(172,351)	222,226
Trade and other payables	(1,304,021)	1,431,487
Operating leases	157	396
Net cash used in operating activities	(3,971,642)	(2,366,182)

Cash flows from investing activities:
Purchases of marketable securities	(13,024,559)	(562)
Proceeds from sale of marketable securities	1,749,970	3,000,000
Net cash provided by/(used in) investing activities	(11,274,589)	2,999,438

Cash flows from financing activities
Net proceeds from the issuance of Series F Convertible Preferred Stock, net of offering costs	14,685,689	-
Net cash provided by financing activities	14,685,689	-

Net increase/(decrease) in cash and cash equivalents	(560,542)	633,256
Cash and cash equivalents at beginning of period	749,090	555,967
Cash and cash equivalents at end of period	$188,548	$1,189,223

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Accrual of Series F Convertible Preferred Stock Dividend	$158,333	$-
Initial fair value of warrant liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$10,623,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$3,149,800	$-

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation (“MyMD”). These condensed consolidated financial statements include two wholly owned subsidiaries as of March 31, 2023, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

MyMD Pharmaceuticals (Florida), Inc. (“MyMD Florida”) was formed in 2014 and is a Florida-based clinical development stage biopharmaceutical company that is developing its product candidate, MYMD-1, as an immuno regulator to treat autoimmune diseases, ageing-related diseases. Substantive operations began in 2016 and the Company’s Investigative New Drug application was filed with the U.S. Food and Drug Administration in December 2018. MyMD Florida completed its first-in-human Phase 1 clinical trial in December 2019. A second Phase 1 dosing study was completed in December 2021. MYMD-1 is being developed to treat age-related illnesses such as frailty and sarcopenia. MYMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”). MYMD-1 currently is being evaluated in a multicenter Phase 2 clinical trial in patients with sarcopenia and frailty (age-related muscle loss).

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

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (the “Original Merger Agreement”), as amended by Amendment No. 1 thereto, dated March 16, 2021 the Original Merger Agreement, as amended by Amendment No. 1 (the “Merger Agreement”), by and among MyMD, XYZ Merger Sub, Inc. (“Merger Sub”) and MyMD Florida, Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of MyMD (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger MyMD Florida’s Common Stock, par value $0.001 per share (the “MyMD Florida Common Stock”), including shares underlying pre-Merger MyMD Florida’s outstanding equity awards, was converted into the right to receive (x) 0.7718 shares (the “Exchange Ratio”) of MyMD’s Common Stock, no par value per share (the “Company Common Stock” or “Common Stock”), (y) an amount in cash, on a pro rata basis, equal to the aggregate cash proceeds received by the Company from the exercise of any options to purchase shares of MyMD Florida Common Stock outstanding at the effective time of the Merger assumed by the Company upon closing of the Merger prior to the second-year anniversary of the closing of the Merger (the “Option Exercise Period”), such payment (the “Additional Consideration”), and (z) potential milestone payment in shares of Company Common Stock up to the aggregate number of shares issued by the Company to pre-Merger MyMD Florida stockholders at the closing of the Merger (the “Milestone Payments”) payable upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). Immediately following the effective time of the Merger, the Company effected a 1-for-2 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”).

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

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2022 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2023 may not be necessarily indicative of the operating results expected for the full year.

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

(c) Functional and Presentation Currency

These condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from cash balances denominated in Foreign Currencies, are recorded in the Condensed Consolidated Statements of Comprehensive Loss.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2023. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of March 31, 2023 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

Fair Value Measurement

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2023 and December 31, 2022.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at March 31, 2023	$15,359,954	$-	$-

Marketable securities at December 31, 2022	$4,086,902	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of March 31, 2023 and December 31, 2022, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended March 31, 2023 and 2022 was a loss of $1,712 and $3,092, respectively.

Gains and losses resulting from the sales of marketable securities were gains of $175 and losses of $1,650 for the three months ended March 31, 2023 and 2022, respectively.

Proceeds from the sales of marketable securities in the three months ended March 31, 2023 and 2022 were $1,749,970 and $3,000,000, respectively. Purchases of marketable securities in the three months ended March 31, 2023 and 2022 were $13,024,559 and $562, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31
Description	Level	2023
Liabilities:
Warrant liabilities (Note 3)	3	$9,448,000
Derivative liabilities (Note 3)	3	$3,270,500

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$-
Issuance of warrants reported at fair value	10,623,000
Change in fair value of warrant liabilities	(1,175,000)
Balance on March 31, 2023	$9,448,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$-
Issuance of convertible preferred stock with derivative liabilities	3,149,800
Change in fair value of derivative liabilities	120,700
Balance on March 31, 2023	$3,270,500

(g) Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” If liability accounting is required, the Company’s derivative instruments are recorded at fair value at the issuance date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

The Company has determined that the Series F Convertible Preferred Stock warrants are derivatives that are required to be accounted for as liabilities. The Company has also determined that the following embedded features in the preferred stock are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion and as such are bifurcated from the preferred stock and accounted for as liabilities. The fair value of the warrants and embedded features are estimated using internal valuation models. The Company’s valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled.

(h) Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are comprised principally of prepaid insurance and research and development expenses.

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with three banks as of March 31, 2023.

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

(k) Investments

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of March 31, 2023, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of March 31, 2023.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2023, the Company has 16 issued U.S. patents, 50 foreign patents, three pending U.S. patent applications and 15 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal avenues available to the Company.

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

(n) Goodwill

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

(o) Recoverability of Long-Lived Assets

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

(p) Right-of-Use Assets

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease and the Platt Street Lease on the Condensed Consolidated Balance Sheet. The information related to these leases are presented below:

	As of March 31, 2023			As of December 31, 2022
	Platt Street	2021 Baltimore		Platt Street	2021 Baltimore
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$40,802	$83,013	$123,815	$45,353	$94,309	$139,662
Lease Payable, current	19,367	48,637	68,004	18,741	47,039	65,780
Lease Payable - net of current	22,046	35,981	58,027	27,070	48,871	75,941

The following provides details of the Company’s lease expense:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Platt Street	2021 Baltimore		Hyde Park	2021 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$5,660	$13,600	$19,260	$6,261	$13,200	$19,461

Other information related to leases is presented below:

	As of March 31, 2023
	Platt	2021 Baltimore
Other Information	Street Lease	Lease	Total
Operating Leases
Operating cash used	$4,266	$13,956	$18,222
Average remaining lease term	24	20	22
Average discount rate	10.0%	10.0%	10.0%

As of March 31, 2023, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	As of March 31, 2023
	Platt	2021 Baltimore
	Street Lease	Lease	Total
For Years Ending December 31,
2023 (nine months)	$16,978	$40,924	$57,902
2024	23,103	51,348	74,451
2025	5,814	-	5,814
Total future minimum lease payments, undiscounted	$45,895	$92,272	$138,167
Less: Imputed interest	4,482	7,654	12,136
Present value of future minimum lease payments	$41,413	$84,618	$126,031

(q) Revenue Recognition

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

(r) Income Taxes

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2023and December 31, 2022, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the three months ended March 31, 2023 and 2022 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expenses. There were no amounts accrued for penalties and interest for the three months ended March 31, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three months ended March 31, 2023 and 2022, Common Stock equivalents were anti-dilutive.

As of March 31, 2023 and 2022, the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Stock Options	4,376,737	4,376,737
Unvested Restricted Stock Units	2,795,000	2,795,000
Warrants to purchase Common Stock	13,166,712	5,072,432
Pre-funded Warrants to purchase Common Stock	135,135	135,135
Series C Convertible Preferred Warrants	27,500	27,500
Series D Convertible Preferred Stock	36,496	36,496
Series F Convertible Preferred Stock	6,651,885	-
Total potentially dilutive shares	27,189,465	12,443,300

(t) Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (the “2018 Update”). The amendments in the 2018 Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Prior to the 2018 Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

(u) Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed as incurred and consist of fees paid to third parties that conduct certain research and development activities on the Company’s behalf.

(v) Recently Issued Accounting Pronouncements

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in a timelier recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, Partnership trade receivables include receivables from finance leases and equipment sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that finance lease receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. Trade receivables derived from equipment sales are of short duration and there is not a material difference between incurred losses and expected losses.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures

Recently Issued Accounting Pronouncements Not Adopted

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Note 3 – Recent Developments, Liquidity and Management’s Plans

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

The February 2023 Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock with a stated value of $1,000 per share, initially convertible into up to 6,651,885 shares of the Company’s common stock, no par value (the “Common Stock”) at a conversion price of $2.255 per share (the “Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,651,885 shares of Common Stock (the “Warrants”) (collectively, the “February 2023 Offering”).

Series F Convertible Preferred Stock

The Preferred Shares will be convertible into Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the Floor Price (as defined below). For purposes of the Certificate of Designation, the “Floor Price” means the lower of (x) $0.4014 and (y) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Stockholder Approval (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The Company may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.765 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designation are satisfied.

The holders of the Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Preferred Shares have no voting rights on account of the Preferred Shares, other than with respect to certain matters affecting the rights of the Preferred Shares. During the three months ending March 31, 2023, the Company recorded dividends totaling $158,333 which is reported as Preferred Stock Dividends on the Condensed Consolidated Statement of Comprehensive Loss.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company obtains the Stockholder Approval. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Certificate of Designations or Warrants.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the Company’s failure to pay any amounts due to the holders of the Preferred Shares when due. In connection with a Triggering Event, each holder of Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Preferred Shares at a premium set forth in the Certificate of Designations.

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statement of Comprehensive Loss. The Company estimated the $3,149,000 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. During the three months ended March 31, 2023, the Company recorded a total discount of $14,087,111 upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $3,149,000, stock issuance costs of $314,311 and the fair value of the Warrants of $10,623,000. When it is deemed probable that the Preferred Shares will be redeemed, the Company will accrete the Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A.

During the three months ended March 31, 2023, the Company recorded a loss of $120,700 related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Loss. The Company estimated the $3,270,500 fair value of the bifurcated embedded derivative at March 31, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.72 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 195.0%, the time to maturity of 1.25 years, a discounted market interest rate of 6.4%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.4%.

Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors Warrants to purchase 6,651,885 shares of Common Stock, with an exercise price of $2.255 per share (subject to adjustment), for a period of five years from the date of issuance.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the three months ended March31, 2023. The fair value of the Warrants of $10,623,000 was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 125.0%; and a risk-free interest rate of 4.09%.

Transaction costs incurred attributable to the issuance of the Warrants of $762,834 were immediately expensed in accordance with ASC 480.

During the three months ended March 31, 2023, the Company recorded a gain of $1,175,000 related to the change in fair value of the warrant liabilities which is recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Loss. The fair value of the Warrants of $9,448,000 was estimated at March 31, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.9 years; equity volatility of 125.0%; and a risk-free interest rate of 3.61%.

Liquidity

As of March 31, 2023, the Company’s cash on hand was $188,548 and marketable securities were $15,359,954. The Company has incurred a net loss from operations of $1,511,732 for the three months ended March 31, 2023. As of March 31, 2023, the Company had working capital of $14,661,121 and stockholders’ equity of $13,094,059 including an accumulated deficit of $95,428,969. During the three months ended March 31, 2023, cash flows used in operating activities were $3,971,642 consisting primarily of a net loss of $1,511,732, an increase in prepaid expenses of $172,351 and a reduction in trade and other payables of $1,304,021 offset by non-cash change in the fair value of the warrant liabilities of $1,175,000. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of March 31, 2023 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	March 31, 2023	December 31, 2022

Accounts Payable – Trade	$1,199,256	$2,356,555
Accrued Expenses	169,944	316,666
	$1,369,200	$2,673,221

Note 5 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s Common Stock. As of March 31, 2023, grants of restricted stock and options to purchase 1,406 shares of Common Stock have been issued pursuant to the 2013 Plan, and 756 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of March 31, 2023, grants of options to purchase 4,188,315 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s Common Stock. As of March 31, 2023, grants of restricted stock and options to purchase 2,538 shares of Common Stock have been issued pursuant to the 2017 Plan, and 978 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 560,063 shares of the Company’s Common Stock. As of March 31, 2023, grants of RSUs and restricted stock to purchase 263,026 shares of Common Stock have been issued pursuant to the 2018 Plan, and 297,037 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 7,228,184 shares of the Company’s Common Stock. As of March 31, 2023, grants of RSUs and stock options to purchase 3,149,207 shares of Common Stock have been issued pursuant to the 2021 Plan, and 4,078,977 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the three months ended March 31, 2023:

Weighted
Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2022	4,476,737	$2.64	$2.64	0.64	$-
Granted	-	-	-	-	$-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled/Expired	-	-	-	-	-
Balance at March 31, 2023	4,476,737	2.64	2.64	0.40	$-
Exercisable as of March 31, 2023	4,376,737	2.61	2.61	0.27	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.72 for the Company’s common shares on March 31, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company incurred stock option expenses totaling $69,068 and $81,002, respectively. The unamortized stock option expenses as of March 31, 2023 and 2022 totaled $44,780 and $636,658, respectively.

Restricted Stock Units

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

As of March 31, 2023, none of the vesting milestones have been met.

The following is the status of outstanding unvested restricted stock units outstanding as of March 31, 2023 and the changes for the three months ended March 31, 2023:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2022	2,795,000	$8.09
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2023	$2,795,000	$8.09

As of March 31, 2023, the unamortized value of the RSUs was $22,611,550.

Note 6 – Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of 550,000,000 shares, of which 500,000,000 are shares of Common Stock, without par value (the “Common Stock”), and 50,000,000 are shares of preferred stock, without par value, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock and 15,000 of which have been designated as Series F Convertible Preferred Stock (the “Series F Preferred Stock”). As of March 31, 2023, there were 39,470,009 shares of Common Stock issued and outstanding and no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding. As of March 31, 2023, there were 72,992 shares of Series D Preferred Stock issued and outstanding, warrants to purchase Series C Preferred Stock convertible into 27,500 shares of Common Stock outstanding and 15,000 shares of Series F Preferred Stock issued and outstanding.

Preferred Stock

The holders of preferred shares or preferred warrants are entitled to vote per share, as limited by the certificate of designation for each class of preferred shares or warrants, at meetings of the Company.

Series D Convertible Preferred Stock

The following are the principal terms of the Series D Preferred Stock:

Rank

The Series D Preferred Stock ranks (1) on parity with Common Stock on an “as converted” basis, (2) senior to any series of our capital stock hereafter created specifically ranking by its terms junior to the Series D Preferred Stock, (3) on parity with any series of our capital stock hereafter created specifically ranking by its terms on parity with the Series D Preferred Stock, and (4) junior to any series of our capital stock hereafter created specifically ranking by its terms senior to the Series D Preferred Stock in each case, as to dividends or distributions of assets upon our liquidation, dissolution or winding up whether voluntary or involuntary.

Conversion Rights

A holder of Series D Preferred Stock is entitled at any time to convert any whole or partial number of shares of Series D Preferred Stock into shares of our Common Stock, determined by dividing the stated value equal to $0.01 by the conversion price of $0.01 per share. A holder of Series D Preferred Stock is prohibited from converting Series D Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our Common Stock then issued and outstanding (with such ownership restriction referred to as the “Series D Beneficial Ownership Limitation”) immediately after giving effect to the issuance of the shares of Common Stock issuable upon conversion of the Series D Preferred Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to us. The conversion rate of the Series D Preferred Stock is subject to proportionate adjustments for stock splits, reverse stock splits and similar events, but is not subject to adjustment based on price anti-dilution provisions.

Dividend Rights

In addition to stock dividends or distributions for which proportionate adjustments will be made, holders of Series D Preferred Stock are entitled to receive dividends on shares of Series D Preferred Stock equal, on an as-if-converted-to-common-stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends are payable on shares of Series D Preferred Stock.

Voting Rights

Subject to the Series D Beneficial Ownership Limitation, on any matter presented to our stockholders for their action or consideration at any meeting of our stockholders (or by written consent of stockholders in lieu of a meeting), each holder, in its capacity as such, shall be entitled to cast the number of votes equal to the number of whole shares of our Common Stock into which the Series D Preferred Stock beneficially owned by such holder are convertible as of the record date for determining stockholders entitled to vote on or consent to such matter (taking into account all Series D Preferred Stock beneficially owned by such holder). Except as otherwise required by law or by the other provisions of the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”), the holders of Series D Preferred Stock, in their capacity as such, shall vote together with the holders of our Common Stock and any other class or series of stock entitled to vote thereon as a single class.

Liquidation Rights

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series D Preferred Stock are entitled to receive, pari passu with the holders of Common Stock, out of the assets available for distribution to stockholders an amount equal to such amount per share as would have been payable had all shares of Series D Preferred Stock been converted into Common Stock immediately before such liquidation, dissolution or winding up, without giving effect to any limitation on conversion as a result of the Series D Beneficial Ownership Limitation, as described above.

Exchange Listing

Series D Preferred Stock is not listed on the Nasdaq, any national securities exchange or other nationally recognized trading system. Our Common Stock issuable upon conversion of the Series D Preferred Stock is listed on the Nasdaq under the symbol “MYMD”.

Failure to Deliver Conversion Shares

If we fail to timely deliver shares of Common Stock upon conversion of the Series D Preferred Stock (the “Series D Conversion Shares”) within the time period specified in the Series D Certificate of Designation (within two trading days after delivery of the notice of conversion, or any shorter standard settlement period in effect with respect to trading market on the date notice is delivered), then we are obligated to pay to the holder, as liquidated damages, an amount equal to $25 per trading day (increasing to $50 per trading day on the third trading day and $100 per trading day on the sixth trading day) for each $5,000 of stated value of Series D Preferred Stock being converted which are not timely delivered. If we make such liquidated damages payments, we are also not obligated to make Series D Buy-In (as defined below) payments with respect to the same Series D Conversion Shares.

Compensation for Series D Buy-In on Failure to Timely Deliver Shares

If we fail to timely deliver the Series D Conversion Shares to the holder, and if after the required delivery date the holder is required by its broker to purchase (in an open market transaction or otherwise) or the holder or its brokerage firm otherwise purchases, shares of Common Stock to deliver in satisfaction of a sale by the holder of the Series D Conversion Shares which the holder anticipated receiving upon such conversion or exercise (a “Series D Buy-In”), then we are obligated to (A) pay in cash to such holder (in addition to any other remedies available to or elected by such holder) the amount, if any, by which (x) such holder’s total purchase price (including any brokerage commissions) for the shares of Common Stock so purchased exceeds (y) the product of (1) the aggregate number of Series D Conversion Shares that such holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions) and (B) at the option of such holder, either reissue (if surrendered) the shares of Series D Preferred Stock equal to the number of shares of Series D Preferred Stock submitted for conversion (in which case, such conversion shall be deemed rescinded) or deliver to such holder the number of Series D Conversion Shares that would have been issued if we had timely complied with its delivery requirements.

As of March 31, 2023, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 36,496 underlying shares of the Company Common Stock.

Series F Convertible Preferred Stock

The following are the principal terms of the Series F Preferred Stock:

Dividends

The holders of the Series F Preferred Stock will be entitled to dividends of 10.0% per annum, compounded monthly, which will be payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the certificate of designation of the Series F Preferred Stock (the “Series F Certificate of Designation”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designation), shares of Series F Preferred Stock will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of shares of Series F Preferred Stock are also entitled to receive a dividend make-whole payment.

Voting Rights

The Series F Preferred Stock has no voting rights, except as required by law (including without limitation, the New Jersey Business Corporation Act (the “BCA”)) and as expressly provided in the Series F Certificate of Designation. To the extent that under the BCA the vote of the holders of shares of Series F Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series F Preferred Stock, voting together in the aggregate and not in separate series unless required under the BCA, represented at a duly held meeting at which a quorum is presented or by written consent of such majority (except as otherwise may be required under the BCA) shall constitute the approval of such action by both the class or the series, as applicable. To the extent that under the BCA holders of shares of Series F Preferred Stock are entitled to vote on a matter with holders of shares of Common Stock, voting together as one class, each share of Series F Preferred Stock shall entitle the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible (subject to certain beneficial ownership limitations) using the record date for determining the stockholders of the Company eligible to vote on such matters as the date as of which the Conversion Price is calculated.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the each holder shares of the Series F Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount per share of Series F Preferred Stock equal to the greater of (A) 125% of the stated value of such share of Series F Preferred Stock (plus any applicable make-whole amount, unpaid late charge or other applicable amount) on the date of such payment and (B) the amount per share such holder would receive if such holder converted such share of Series F Preferred Stock into Common Stock immediately prior to the date of such payment. All shares of capital stock of the Company shall be junior in rank to all shares of Series F Preferred Stock with respect to the preferences as to payments upon the liquidation.

Conversion

The Series F Preferred Stock is convertible into shares of Common Stock (the “Conversion Shares”). The initial conversion price, subject to adjustment as set forth in the Series F Certificate of Designation, is $2.255 (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Series F Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction (generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock). The Conversion Price is also subject to “full ratchet” price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). If any shares of Series F Preferred Stock are converted or reacquired by us, such shares shall resume the status of authorized but unissued shares of Series F Preferred Stock of the Company and shall no longer be designated as Series F Preferred Stock.

The Company will be required to redeem the shares of Series F Preferred Stock in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the Floor Price (as defined below). For purposes of the Series F Certificate of Designation, the “Floor Price” means the lower of (x) $0.4014 and (y) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Stockholder Approval (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market; provided that if the amount set forth in clause B is the lowest effective price, the Company will be required to pay the amortization payment in cash.

Exchange Cap

The Series F Preferred Stock will not be convertible into shares of Common Stock in excess of 19.99% of the shares of Common Stock outstanding as of the date immediately prior to the date of the prospectus supplement under which the shares of Series F Preferred Stock were registered (the “Issuable Maximum”) except in the event that the Company (A) obtains the stockholder approval for issuances of shares of Common Stock in excess of the Issuable Maximum or (“Stockholder Approval”) (B) obtains a written opinion from outside counsel to the Company that such approval is not required. Until such approval or such written opinion is obtained, no holder of Series F Preferred Stock shall be issued in the aggregate more shares of Common Stock than such holder’s pro rata share of the Issuable Maximum. In the event that after July 1, 2023, the Company has not obtained the Stockholder Approval or is not otherwise permitted to issue shares in excess of the Issuable Maximum, then a holder of Series F Preferred Stock may elect to have his or her shares of Series F Preferred Stock redeemed for cash.

Optional Conversion

The Series F Preferred Stock can be converted at the option of the holder at any time and from time to time after the original issuance date. Holders shall effect conversions by providing us with the form of conversion notice (the “Notice of Conversion”) specifying the number of shares of Series F Preferred Stock to be converted, the number of shares of Series F Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable holder delivers by email such Notice of Conversion to us.

Mandatory Conversion

If on any day after the issuance of the shares of Series F Preferred Stock the closing price of the Common Stock has exceeded 300% of the Conversion Price per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock has exceeded $3,000,000 per trading day during the same period and certain equity conditions described in the Series F Certificate of Designation are satisfied (the “Mandatory Conversion Date”), we shall deliver written notice of the Mandatory Conversion (as defined below) to all holders on the Mandatory Conversion Date and, on such Mandatory Conversion Date, we shall convert all of each holder’s shares of Series F Preferred Stock into Conversion Shares at the then effective Conversion Price (the “Mandatory Conversion”). If any of the Equity Conditions shall cease to be satisfied at any time on or after the Mandatory Conversion Date through and including the actual delivery of all of the Conversion Shares to the holders, the Mandatory Conversion shall be deemed withdrawn and void ab initio.

Beneficial Ownership Limitation

The Series F Preferred Stock cannot be converted to Common Stock if the holder and its affiliates would beneficially own more than 4.99% or 9.99% at the election of the holder of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

During the three months ended March 31, 2023, the Company recorded a loss of approximately $0.1 million related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $3.3 million fair value of the bifurcated embedded derivative at March 31, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.72 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 195.0%, the time to maturity of 1.25 years, a discounted market interest rate of 6.4%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.4%.

As of March 31, 2023, the Company had 15,000 shares of Series F Convertible Preferred Stock outstanding which represent 6,651,885 underlying shares of the Company Common Stock.

Common Stock

The holders of common shares are entitled to one vote per share at meetings of the Company.

As of March 31, 2023, the Company had 39,470,009 shares of Common Stock issued and outstanding.

Common Stock Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	6,514,827	$4.93	3.63	$-
Issued	6,651,885	2.255	4.99	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2023	13,168,712	$3.58	4.15	$-
Exercisable as of March 31, 2023	13,168,712	$3.58	4.15	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.72 for the Company’s common shares on March 31, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022. All warrants were vested on date of grant.

On July 7, 2022, the Company issued warrants to purchase up to 38,265 shares of its Common Stock at an exercise price of $5.98 to a vendor for services. The cumulative fair market value of $93,233 as calculated using Black-Scholes (exercise price $5.98 per share, stock price $2.99 per share, volatility of 131.06%, discount rate of 3.07% and a five- year term). The warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from the effective date. The fair-market value of the warrants was amortized over the life of the service contract which expired on October 7, 2022. During the three months ended March 31, 2023 and 2022, the Company incurred $0 expenses related to these warrants.

On August 17, 2022, in connection with the August Offering, the Company issued unregistered investor warrants to purchase up to 1,411,764 shares of its Common Stock at an exercise price of $5.25 (the “August Investor Warrants”) in a private placement. The August Investor Warrants will be exercisable at any time and from time to time, in whole or in part, beginning six months following the date of issuance and for a term of five years from the initial exercise date.

Pursuant to the February 2023 Offering, the Company issued to investors Warrants to purchase 6,651,885 shares of Common Stock, with an exercise price of $2.255 per share (subject to adjustment), for a period of five years from the date of issuance. (Note 3)

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the three months ended March 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	135,135	$0.002	-	$155,135
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2023	135,135	$0.002	-	$232,162
Exercisable as of March 31, 2023	135,135	$0.002	-	$232,162

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $1.72 for the Company’s common shares on March 31, 2023 and the closing stock price of $1.15 for Common Stock on December 31, 2022.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the year ended March 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	27,500	$8.00	1.94	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2023	27,500	$8.00	1.70	$-
Exercisable as of March 31, 2023	27,500	$8.00	1.70	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.72 for the Company’s common shares on March 31, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 7 – Commitments and Contingencies

Scientific Advisory Board

On February 1, 2021, the Company formed the Scientific Advisory Board to (i) provide strategic advice and make recommendations to management regarding current and planned research and development programs, (ii) advise management regarding the scientific merit of technology or products involved in licensing and acquisition opportunities and (iii) provide strategic advice to management regarding emerging science and technology issues and trends. During the three months ended March 31, 2023 and 2022, the Company incurred costs of $0 and $48,000, respectively. These expenses are included in Research and Development Expenses on the Condensed Consolidated Statement of Comprehensive Loss. The Scientific Advisory Board was disbanded effective September 30, 2022.

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

On May 27, 2022, the Court granted-in-part and denied-in-part MyMD’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, MyMD filed its Answer, which included affirmative defenses. As of March 31, 2023, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred.

Note 8 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements as of March 31, 2023 and 2022.

Note 9 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three months ended March 31, 2023 and 2022 of $10,281 and $8,750, respectively.

Note 10—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to these agreements as of March 31, 2023 and 2022.

Note 11—Subsequent Events

On April 4, 2023, the Company’s Compensation Committee approved the issuance of 750,000 stock options under the 2021 Stock Incentive Plan. These shares had a grant date fair value of $1.55 per share or a cumulative fair market value of $978,675 as calculated using Black-Scholes (exercise price $1.55 per share, stock price $1.55 per share, volatility of 122.12%, discount rate of 3.39% and five-year term). The grant was segmented into three vesting tranches based upon service dates (i) 250,000 units vest on the grant date, (ii) 250,000 units vest on the first anniversary of the grant date, and (iii) 250,000 units vest on the second anniversary of the grant date. The Company is amortizing the expenses over the vesting cycles of the individual tranches.

On April 13, 2023, The Board approved a payment of $500,000 to Mr. Jonnie Williams, Sr., a stockholder. Mr. Williams has met with potential strategic corporate partners on behalf of the Company as part of the Company’s business development efforts and has furthered the Company’s investor relations outreach by meeting with various current and potential investors and investment banks. As a result of these activities, Mr. Williams incurred significant expenses and the Board deemed it advisable and in the best interests of the Company and its stockholders to reimburse Mr. Williams for the expenses incurred. The reimbursement was paid on April 14, 2023.

On April 27, 2023, a shareholder exercised 135,135 prepaid equity forward contracts for 135,135 shares of common stock, no par value for net proceeds of $0.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our shareholders;

●	our ability to realize the intended benefits of the Merger (as defined below) and our investment in Oravax Medical, Inc.;

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of litigation or other proceedings we may become subject to in the future;

●	delisting of our Common Stock from the Nasdaq;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including MYMD-1, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of the ongoing COVID-19 pandemic on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of the ongoing COVID-19 pandemic on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and

●	our compliance with all laws, rules, and regulations applicable to our business.

Overview

MyMD is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD:

●	MYMD-1 is a clinical stage small molecule that regulates the immunometabolic system to treat autoimmune disease, including (but not limited to) multiple sclerosis, diabetes, rheumatoid arthritis, and inflammatory bowel disease. MYMD-1 is being developed to treat age-related illnesses such as frailty and sarcopenia. MYMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”). MYMD-1 currently is being evaluated in patients with sarcopenia (age-related muscle loss). The company has significant intellectual property coverage to protect these autoimmune indications, as well as therapy as an anti-aging product.

The Phase 2 multi-center double-blind, placebo controlled, randomized study (NCT05283486) is currently ongoing to investigate the efficacy, tolerability and pharmacokinetics of MYMD-1 in the treatment of chronic inflammation associated with sarcopenia/frailty inpatients aged 65 years or older. The study’s primary objective is to demonstrate reduction of chronic inflammatory markers in patients treated with MYMD-1® versus placebo. To qualify for the clinical trial, patients’ biomarkers during the screening period must be within the following criteria: IL-6 ≥ 2.5pg/mL; and/or sTNFR-1 ≥ 1500pg/mL.

On average, it is estimated that 5 to 13% of elderly people between the ages of 60 and 70 are affected by sarcopenia. These numbers increase to 11 to 50% for those aged 80 or above.[1] Currently, there are no FDA approved treatments for chronic inflammation associated with sarcopenia/frailty for those aged 65 years or older.

“The aging disorders market is expected to be at least $600 billion by 2025[2],”. “TNF-α blockers are the most prescribed drugs by revenue, a global market of approximately $40 billion per year.[3] Studies have shown that a slowdown in aging that increases life expectancy by one year is worth $38 trillion and by 10 years is worth $367 trillion.[4]”

References:

[1]. von Haehling S, Morley JE, Anker SD. An overview of sarcopenia: facts and numbers on prevalence and clinical impact. J Cachexia Sarcopenia Muscle. 2010 Dec;1(2):129-133. doi: 10.1007/s13539-010-0014-2. Epub 2010 Dec 17. PMID: 21475695; PMCID: PMC3060646.

2. https://www.cnbc.com/2019/05/08/techs-next-big-disruption-could-be-delaying-death.html.

[3]. October 9, 2019, Tumor Necrosis Factor (TNF) Inhibitor Drugs Market, Acumen Research and Consulting

4. Nature Aging | VOL 1 | July 2021 | p. 616–623

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

The U.S. Drug Enforcement Administration (DEA) has conducted a scientific review and determined that investigational cannabinoid Supera-CBD is not currently considered a controlled substance or listed chemical. The scientific review of the chemical structure of Supera-CBD was conducted in accordance with the Controlled Substances Act (CSA) and its governing regulations.

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

Although treated as components of general and administrative expenses, we have chosen to disclose the following significant items separately:

Stock Based Compensation

Stock-based compensation includes the fair market value, as determined by Black-Scholes, of stock options issued to key staff and consultants.

Warrant Issuance Expenses

Warrant issuance expenses represent the portion of the fees and offering expenses incurred in connection with the February 2023 Offering attributable to the issuance of the February 2023 Warrants.

Other Income (Expense), net

Other income (expense), net consists of interest and dividends earned on our cash, cash equivalents, and investments, gains/(losses) on the sale marketable securities, gains/(losses) on the changes of fair value of equity investments, gains/(losses) on the changes of fair value of warrant liabilities, gains/(losses) on the changes of fair value of derivative liabilities, and an uninsured casualty loss.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2023 and 2022

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
Description	2023	2022
Operating Expenses
General and Administrative	$987,987	$1,395,112
Research and Development	770,430	2,629,741
Stock-Based Compensation	69,068	97,000
Warrant Issuance Expenses	762,834	-
Total Operating Expenses	2,590,319	4,121,853
Loss from Operations	(2,590,319)	(4,121,853)
Other Income (Expense), net	1,078,587	(180)
Net Loss	$(1,511,732)	$(4,122,033)

Revenue

We had no revenue from operations during the three months ended March 31, 2023 and 2022.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
Description	2023	2022
Personnel Costs	$286,727	$354,653
Professional Service Costs	175,785	347,614
Stock Market & Investor Relations Costs	101,528	270,070
Other Administrative Costs	423,947	422,775
Total Administrative Expense	$987,987	$1,395,112

Personnel costs decreased $67,926 during the three months ended March 31, 2023. During the three months ended March 31, 2022, bonuses were included in general and administrative expenses, regardless of the employee’s primary responsibilities. During the three months ended March 31, 2023, these bonuses were allocated to the appropriate department based upon the employee’s responsibilities.

Professional services costs decreased $171,829 during the three months ended March 31, 2023. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to non-recurring legal and accounting expenses recorded during the three months ended March 31, 2022 that were related to the Merger.

Stock market and investor relations costs decreased $168,542 during the three months ended March 31, 2023. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings.

Other administrative expenses increased $1,172 during the three months ended March 31, 2023. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. We incurred significant decreases in costs associated with the terminated aircraft lease, corporate travel and legal settlements, which was offset by increases director’s fees and business insurance costs.

Stock-Based Compensation

During the three months ended March 31, 2023, stock-based compensation totaled $69,068. These expenses include stock options issued to staff and service providers.

During the three months ended March 31, 2022, we issued 200,000 stock options to an employee with an issue date fair value of $3.59 per option. The options expire January 28, 2029 and are subject to a variable vesting schedule. For the three months ended March 31, 2022, we recognized expenses of $81,002.

During the three months ended March 31, 2022, we issued 4,040 restricted stock units with an issue date fair value of $3.96 per RSU. These units vested upon issue. For the three months ended March 31, 2022, we recognized expenses of $15,998.

Warrant Issuance Expenses

During the three months ended March 31, 2023, we issued 6,651,885 February 2023 Warrants in connection with the February 2023 Offering. The portion of the fees and offering expenses incurred in connection with the February 2023 Offering attributable to the issuance of the February 2023 Warrants totaled $762,834.

There were no warrant issuance expenses for the three months ended March 31, 2022.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended December 31,
Description	2023	2022
Salaries and Wages	$291,624	$211,420
Development Programs	380,588	1,479,472
Professional Services	69,264	-
Regulatory Expenses	7,100	932,563
Other Research and Development Expenses	22,004	6,286
Total Research and Development Expenses	$770,430	$2,629,741

Salaries and wages increased $80,204 during the three months ended March 31, 2023. The increase is attributed to the full year costs of a staff member added in May 2021 and bonuses paid to three employees.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $1,098,884 during the three months ended March 31, 2023 as a result of the completion of pre-clinical toxicology studies, the completion of Phase 1 clinical trials and the acquisition of base compounds for current and future trails.

Professional services costs increased $69,264 during the three months ended March 31, 2023. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses decreased $925,463 during the three months ended March 31, 2023. Regulatory expenses include clinical research organizations (CRO) and regulatory consulting fees associated with Phase 2 clinical study designs, protocol preparations and the maintenance of the investigator brochures.

Other research and development expenses increased $15,718 during the three months ended March 31, 2023. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
Description	2023	2022
Interest and Dividend Income	$(25,824)	$(120)
(Gain)/Loss on Investments	(175)	1,650
Loss on changes in fair value of Equity Investments	1,712	3,092
Gain on changes in fair value of Warrant Liabilities	(1,175,000)	-
Loss on changes in fair value of Derivative Liabilities	120,700	-
Uninsured Casualty (Gain)/Loss	-	(4,442)
Total Other (Income)/Expense	$(1,078,587)	$180

Other income, net of expenses, totaled $24,287 for the three months ended March 31, 2023, and other expenses, net of income, totaled $180 for the three months ended March 31, 2022.

During the three months ended March 31, 2023 interest and dividend income, the changes in fair value of our investments and realized gains from the sale of investments were primarily the result of rising interest rates.

During the three months ended March 31, 2023, the Company recorded a loss of $120,100 related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $3.3 million fair value of the bifurcated embedded derivative at March 31, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.72 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 195.0%, the time to maturity of 1.25 years, a discounted market interest rate of 6.4%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.4%.

During the three months ended March 31, 2023, the Company recorded a gain of $1,175,000 related to the change in fair value of the warrant liabilities, which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $9.4 million was estimated at March 31, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.9 years; equity volatility of 125.0%; and a risk-free interest rate of 3.61%.

During the three months ended March 31, 2022, we recovered $4,442 from a financial institution related to an uninsured casualty loss that occurred in August 2021.

Liquidity and Capital Resources

As of March 31, 2023, the Company’s cash on hand was $188,548 and marketable securities were $15,359,954. The Company has incurred a net loss from operations of $1,511,732 for the three months ended March 31, 2023. As of March 31, 2023, the Company had working capital of $14,661,121 and stockholders’ equity of $13,094,059 including an accumulated deficit of $95,428,969. During the three months ended March 31, 2023, cash flows used in operating activities were $3,971,642, consisting primarily of a net loss of $1,511,732, an increase in prepaid expenses of $172,351 and a reduction in trade and other payables of $1,304,021 offset by non-cash change in the fair value of the warrant liabilities of $1,175,000. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock in public and private placements.

Holders of the Company’s Series F Preferred Shares (as defined below) are entitled to certain dividends and amortization payments as described in the section titled “Series F Preferred Shares” below. Each payment may be made in cash or, at the Company’s option and subject to certain conditions, either in shares of Common Stock in an amount based on the Conversion Price in effect at the time that such payment is due or in a combination of cash and shares of Common Stock. If the Company elects to make all payments to the holders of the Series F Preferred Shares that fall due within the twelve-month period following March 31, 2023 in cash, the Company estimates that it will pay to the holders of the Series F Preferred Shares up to $12.75 million, assuming that a Triggering Event (as defined in the Certificate of Designation) has not occurred. The dividend rate is subject to adjustment, and the actual amount due to the holders of the Series F Preferred Shares may exceed such amount. If the Company elects to make all such payments in shares of Common Stock, based on the Conversion Price of $2.255 per share of Common Stock in effect as of March 31, 2023 and 15,000 shares of Series F Preferred Stock outstanding as of March 31, 2023, the Company estimates that it will issue to the holders of the Series F Preferred Shares up to 5.7 million shares of Common Stock. The Conversion Price is subject to adjustment, including based on the market price of the Company’s Common Stock during the thirty trading day period immediately prior to the date on which a payment is due to the holders of the Series F Preferred Shares, and the actual number of shares issuable to the holders of the Series F Preferred Shares may exceed such number. For more information regarding payments due to the holders of the Series F Preferred Shares, see the section titled “Series F Preferred Shares” below.

Management has evaluated the Company’s current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of March 31, 2023 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

Our net cash used in operating activities totaled $3,971,642, consisting primarily of a net loss of $1,511,732, an increase in prepaid expenses of $172,351 and a reduction in trade and other payables of $1,304,021 offset by non-cash change in the fair value of the warrant liabilities of $1,175,000.

Our net cash used in operating activities totaled $2,366,182 during the three months ended March 31, 2022. Net cash used consisted principally of the net losses from operations of $4,122,033 and partially offset by an increase in trade and other payables $1,431,487.

Investing Activities

Our net cash consumed by investing activities totaled $11,274,589 for the three months ended March 31, 2023 as compared to cash provided by investing activities totaling $2,999,438 during the three months ended March 31, 2022. During the three months ended March 31, 2023 we purchased securities totaling $13,024,5569 and sold securities totaling $1,749,970. During the three months ended March 31, 2022 we purchased securities totaling $562 and sold securities totaling $3,000,000.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 was $14,685,689, which consisted of the net proceeds from the sale of Series F Convertible Preferred Stock, net of offering costs. Net cash provided by financing activities during the three months ended March 31, 2022 was $0.

August 2022 Offering

On August 15, 2022, we entered into a securities purchase agreement (the “August 2022 SPA”) with certain accredited and institutional investors pursuant to which we agreed to issue 1,411,764 shares of Common Stock (the “August 2022 Shares”) in a registered direct offering and unregistered warrants to purchase up to an aggregate of 1,411,764 shares of Common Stock in a concurrent private placement (the “August 2022 Warrants”). The August 2022 Warrants have an exercise price of $5.25 per share, became exercisable six months following the date of issuance and have a term of exercise equal to five years from the initial exercise date. We received net proceeds from the sale of the August 2022 Shares and the August 2022 Warrants, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.5 million. As of March 31, 2023, none of the August 2022 Warrants have been exercised and 1,411,764 of the August 2022 Warrants remain outstanding.

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

At closing, we received net proceeds from the February 2023 Offering of approximately $13.9 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

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

February 2023 Warrants

The February 2023 Warrants are exercisable immediately upon issuance at an exercise price of $2.255 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). There is no established public trading market for the February 2023 Warrants and the Company does not intend to list the February 2023 Warrants on any national securities exchange or nationally recognized trading system.

Nasdaq Stockholder Approval

Our ability to issue Series F Conversion Shares and February 2023 Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designation, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of our outstanding shares of Common Stock in accordance with the Nasdaq Listing Rules (the “Nasdaq Stockholder Approval”). In the February 2023 SPA, we agreed to seek the Nasdaq Stockholder Approval at a meeting of stockholders. Certain stockholders, who beneficially held approximately 44% of our outstanding Common Stock as of the date of the February 2023 SPA, are party to a voting agreement pursuant to which, among other things, each such stockholder agreed, solely in their capacity as a stockholder, to vote all of their shares of Common Stock in favor of the approval of the Nasdaq Stockholder Approval and against any actions that could adversely affect our ability to perform our obligations under the February 2023 SPA. The voting agreement also places certain restrictions on the transfer of the shares of Common Stock held by the signatories thereto.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Except as noted below, our critical accounting estimates have not changed materially from those previously reported in our Annual Report for the year ended December 31, 2022, on Form 10-K.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” If liability accounting is required, the Company’s derivative instruments are recorded at fair value at the issuance date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

The Company has determined that the Series F Convertible Preferred Stock warrants are derivatives that are required to be accounted for as liabilities. The Company has also determined that the following embedded features in the preferred stock are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion and as such are bifurcated from the preferred stock and accounted for as liabilities. The fair value of the warrants and embedded features are estimated using internal valuation models. The Company’s valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2022 on Form 10-K, as filed with the SEC on March 31, 2023. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

Currently, MyMD has 16 issued U.S. patents, 50 foreign patents, three pending U.S. patent applications and 15 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea and one pending international patent application, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2023, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021)

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.3	Amended and Restated Bylaws of MyMD Pharmaceuticals, Inc., effective April 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.4	Form of Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.1#	Sixth Amendment to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated January 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023).

10.2	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.3#	Third Amendment to Employment Agreement between Paul Rivard, Esq. and MyMD Pharmaceuticals, Inc., dated March 22, 2023. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023).

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MYMD PHARMACEUTICALS, INC.

Date: May 15, 2023	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

