Form 10-Q
period 2023-06-30
MyMD Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the registrant had 44,930,389 shares of its Common Stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(unaudited)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$93,823	$749,090
Marketable Securities	11,533,432	4,086,902
Prepaid Expenses	1,515,760	565,787

Total Current Assets	13,143,015	5,401,779

Non-Current Assets
Operating Lease Right-of-Use Assets	107,571	139,662
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,106,110	12,138,201

Total Assets	$25,249,125	$17,539,980

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,156,452	$2,673,221
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability	70,287	65,780
Dividends Payable	172,387	-

Total Current Liabilities	2,429,108	2,768,983

Non-Current Liabilities
Operating Lease Liability, net of current portion	39,505	75,941
Derivative Liabilities	3,465,000	-
Warrant Liabilities	7,813,000	-

Total Non-Current Liabilities	11,317,505	75,941

Total Liabilities	$13,746,613	$2,844,924

Commitments and Contingencies
Series F Convertible Preferred Stock, 15,000 shares designated, no par value and a stated value of $1,000 per share, 12,500 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Liquidation preference of $12,500,000 plus dividends at 10% per annum of $172,387 as of June 30, 2023.	760,742	-

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of June 30, 2023 and December 31, 2022	144,524	144,524

Common stock, no par value, 500,000,000 shares authorized 42,027,113 and 39,470,009 issued and outstanding as of June 30, 2023 and December 31, 2022	110,567,664	108,309,436
Accumulated Deficit	(99,970,418)	(93,758,904)

Total Stockholders’ Equity	10,741,770	14,695,056

Total Liabilities and Stockholders’ Equity	$25,249,125	$17,539,980

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Administrative Expenses	1,879,917	1,346,763	2,867,904	2,741,875
Research and Development Expenses	2,224,444	2,163,968	2,994,874	4,793,711
Stock Based Compensation Expenses	1,677,271	132,246	1,746,339	229,245
Warrant Issuance Expenses	-	-	762,834	-

Loss from Operations	(5,781,632)	(3,642,977)	(8,371,951)	(7,764,831)

Other (Income) Expenses
Interest and Dividend Income	(174,851)	(5,986)	(200,675)	(6,106)
(Gain)/Loss on Sale of Marketable Securities	389	1,999	214	3,649
Change in fair value of Marketable Securities	983	(2,947)	2,695	145
Change in fair value of Derivatives Liabilities	1,490,200	-	315,200	-
Change in fair value of Warrant Liabilities	(2,930,700)	-	(2,810,000)	-
Uninsured Casualty Loss	-	-	-	(4,442)

Total Other Income	(1,613,979)	(6,934)	(2,692,566)	(6,754)

Loss Before Income Tax	(4,167,653)	(3,636,043)	(5,679,385)	(7,758,077)

Income Tax Benefit	-	-	-	-

Net Loss	$(4,167,653)	$(3,636,043)	$(5,679,385)	$(7,758,077)

Preferred Stock Dividends	373,796	-	532,129	-

Net Loss Attributable to Common Stockholders	(4,541,449)	(3,636,043)	(6,211,514)	(7,758,077)

Basic and Diluted loss per common share	$(0.11)	$(0.09)	$(0.16)	$(0.20)

Weighted average basic and diluted common shares outstanding	40,351,806	38,325,311	40,071,084	38,224,679

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

previously known as Akers Biosciences, Inc.

Condensed Consolidated Statement of Changes in Shareholders Equity

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

	Series F Convertible		Series D Convertible		Common Stock
	Preferred Stock		Preferred Stock			Common	Accumulated	Total
	Shares	Series F	Shares	Series D	Shares	Stock No Par	Deficit	Equity
Balance at December 31, 2022	-	$-	72,992	$144,524	39,470,009	$108,309,436	$(93,758,904)	$14,695,056
Net loss	-	-	-	-	-	-	(1,511,732)	(1,511,732)
Issuance of 15,000 shares of Series F Convertible Preferred Stock, net of discount and offering costs of $14,087,111	15,000	912,889	-	-	-	-	-	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	(158,333)	(158,333)
Stock based compensation - stock options	-	-	-	-	-	69,068	-	69,068

Balance at March 31, 2023	15,000	$912,889	72,992	$144,524	39,470,009	$108,378,504	$(95,428,969)	$13,094,059
Net loss	-	-	-	-	-	-	(4,167,653)	(4,167,653)
Conversion of 1,250 shares of Series F Convertible Preferred Stock, July 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,074)	-	-	1,187,602	255,945	-	255,945
Conversion of 1,250 shares of Series F Convertible Preferred Stock, August 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,073)	-	-	1,160,611	255,944	-	255,944
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	(373,796)	(373,796)
Issuance of common stock for vested restricted stock units	-	-	-	-	73,776	-	-	-
Exercise of prepaid equity forward contract	-	-	-	-	135,135	-	-	-
Stock based compensation - stock options	-	-	-	-	-	1,677,271	-	1,677,271

Balance at June 30, 2023	12,500	$760,742	72,992	$144,524	42,027,133	$110,567,664	$(99,970,418)	$10,741,770

	Series F Convertible		Series D Convertible		Common Stock
	Preferred Stock		Preferred Stock			Common	Accumulated	Total
	Shares	Series F	Shares	Series D	Shares	Stock No Par	Deficit	Equity
Balance at December 31, 2021	-	$-	72,992	$144,524	37,673,110	$102,064,218	$(78,561,568)	$23,647,174
Net loss	-	-	-	-	-	-	(4,122,034)	(4,122,034)
Exercise of prepaid equity forward contracts for common stock	-	-	-	-	385,135	-	-	-
Stock based compensation - stock options	-	-	-	-	-	81,002	-	81,002
Stock based compensation - restricted stock units	-	-	-	-	-	15,998	-	15,998

Balance at March 31, 2022	-	$-	72,992	$144,524	38,058,245	$102,161,218	$(82,683,602)	$19,622,140
Net loss	-	-	-	-	-	-	(3,636,043)	(3,636,043)
Stock based compensation - stock options	-	-	-	-	-	132,246	-	132,246

Balance at June 30, 2022	-	$-	72,992	$144,524	38,058,245	$102,293,464	$(86,319,645)	$16,118,343

See accompanying notes to these condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,679,385)	$(7,758,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of marketable securities	214	3,649
Change in fair value of marketable securities	2,695	145
Change in fair value of derivatives	315,200	-
Change in fair value of warrants	(2,810,000)	-
Stock based compensation
Options issued to directors	559,224	-
Options issued to key employees	1,044,550	208,332
Options issued to non-employees	142,565	4,916
Restricted stock units to non-employees	-	15,998
Change in assets and liabilities
Prepaid Expenses	(949,973)	(265,060)
Trade and Other Payables	(516,769)	1,854,909
Operating Leases	162	943
Net cash used by operating activities	(7,891,517)	5,934,245)

Cash flows from investing activities:
Purchases of marketable securities	(13,199,409)	(6,548)
Proceeds from sale of marketable securities	5,749,970	6,500,000
Net cash (used in)/provided by investing activities	(7,449,439)	6,493,452

Cash flows from financing activities
Net proceeds from the issuance of preferred stock	14,685,689	-
Net cash provided by financing activities	14,685,689	-

Net (decrease)/increase in cash	(655,267)	559,207
Cash at beginning of period	749,090	555,567
Cash at end of period	$93,823	$1,115,174

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Accrual of Series F Convertible Preferred Stock Dividend	$172,387	$-
Initial fair value of warrant liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$10,623,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$3,149,800	$-

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc., previously known as Akers Biosciences, Inc., is a New Jersey corporation (“MyMD”). These condensed consolidated financial statements include two wholly owned subsidiaries as of June 30, 2023, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

MYMD-1 is an oral, next-generation TNF-α inhibitor with the potential to transform the way TNF-α based diseases are treated due to its selectivity and ability to cross the blood brain barrier. Its ease of oral dosing is a significant differentiator compared to currently available TNF-α inhibitors, all of which require delivery by injection or infusion. MYMD-1 has also been shown to selectively block TNF-α action where it is overactivated without preventing it from doing its normal job of responding to routine infection. MYMD-1 is doubly effective at inhibiting inflammation by blocking both TNF-a and IL-6 activity, whereas currently approved anti-TNF and anti-IL-6 treatments for RA can only target one or the other. In addition, in early clinical studies it has not been associated with serious side effects known to occur with traditional immunosuppressive therapies that treat inflammation.

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The condensed consolidated financial statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2022 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the six months ended June 30, 2023 may not be necessarily indicative of the operating results expected for the full year.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2023. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of June 30, 2023 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2023 and December 31, 2022.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2023	$11,533,432	$-	$-

Marketable securities at December 31, 2022	$4,086,902	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of June 30, 2023 and December 31, 2022, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended June 30, 2023 and 2022 was a loss of $983 and a gain of $2,947, respectively. The change in fair value in the six months ended June 30, 2023 and 2022 was a loss of $2,695 and $145, respectively.

Gains and losses resulting from the sales of marketable securities were losses of $389 and1,999 for the three months ended June 30, 2023 and 2022, respectively. Gains and losses resulting from the sales of marketable securities were losses of $214 and gains of $3,649 for the six months ended June 30, 2023 and 2022, respectively.

Proceeds from the sales of marketable securities in the six months ended June 30, 2023 and 2022 were $5,749,970 and $6,500,000, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023
Liabilities:
Warrant liabilities (Note 3)	3	$7,813,000
Derivative liabilities (Note 3)	3	$3,465,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$-
Issuance of warrants reported at fair value	10,623,000
Change in fair value of warrant liabilities	(1,175,000)
Balance on March 31, 2023	9,448,000
Change in fair value of warrant liabilities	(1,635,000)
Balance on June 30, 2023	$7,813,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$-
Issuance of convertible preferred stock with derivative liabilities	3,149,800
Change in fair value of derivative liabilities	120,700
Balance on March 31, 2023	3,270,500
Change in fair value of derivative liabilities	194,500
Balance on June 30, 2023	$3,465,000

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with three banks as of June 30, 2023.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of June 30, 2023, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of June 30, 2023.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2023, the Company has 16 issued U.S. patents, 52 foreign patents, three pending U.S. patent applications and 13 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal avenues available to the Company.

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease and the Platt Street Lease on the Condensed Consolidated Balance Sheet. The information related to these leases are presented below:

	As of June 30, 2023			As of December 31, 2022
	Platt Street	2021 Baltimore		Platt Street	2021 Baltimore
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$36,138	$71,433	$107,571	$45,353	$94,309	$139,662
Lease Payable, current	20,012	50,275	70,287	18,741	47,039	65,780
Lease Payable - net of current	16,739	22,766	39,505	27,070	48,871	75,941

The following provides details of the Company’s lease expense:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Platt Street	2021 Baltimore		Hyde Park	Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$5,659	$13,600	$19,259	$-	$5,660	$13,600	$19,260

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Platt Street	2021 Baltimore		Hyde Park	Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$11,321	$27,200	$38,521	$4,171	$5,660	$26,400	$36,231

Other information related to leases is presented below:

	Platt Street	2021 Baltimore
Other Information	Lease	Lease	Total
Operating Leases
Operating cash used	$10,970	$27,192	$38,162
Average remaining lease term	21	17	19
Average discount rate	10.0%	10.0%	10.0%

As of June 30, 2023, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	Platt Street	2021 Baltimore
	Lease	Lease	Total
For Years Ending December 31,
2023	11,318	27,328	38,646
2024	23,103	51,348	74,451
2025	5,814	-	5,814
Total future minimum lease payments, undiscounted	$40,235	$78,676	$118,911
Less: Imputed interest	3,484	5,635	9,119
Present value of future minimum lease payments	$36,751	$73,041	$109,792

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the three and six months ended June 30, 2023 and 2022 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expenses. There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three and six months ended June 30, 2023 and 2022, Common Stock equivalents were anti-dilutive.

As of June 30, 2023 and 2022, the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options	3,045,000	4,476,737	3,045,000	4,476,737
Warrants to purchase common stock	13,166,712	5,072,432	13,166,712	5,072,432
Pre-funded Warrants to purchase common stock	-	135,135	-	135,135
Unvested Restricted Stock Units	2,795,000	2,795,000	2,795,000	2,795,000
Series C Convertible Preferred Warrants	27,500	27,500	27,500	27,500
Series D Preferred Convertible Stock	36,496	36,496	36,496	36,496
Series F Convertible Preferred Stock	5,543,238	-	5,543,238	-
Total potentially dilutive shares	24,613,946	12,543,300	24,613,946	12,543,300

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Series F Convertible Preferred Stock

The Preferred Shares will be convertible into Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $0.22 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The Company may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.765 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designation are satisfied.

The holders of the Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Preferred Shares have no voting rights on account of the Preferred Shares, other than with respect to certain matters affecting the rights of the Preferred Shares. During the three and six months ending June 30, 2023, the Company recorded dividends totaling $373,796 and $532,129, respectively, which are reported as Preferred Stock Dividends on the Condensed Consolidated Statement of Comprehensive Loss.

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

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statement of Comprehensive Loss. The Company estimated at issuance the $3,149,000 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. During the six months ended June 30, 2023, the Company recorded a total discount of $14,087,111 upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $3,149,800, stock issuance costs of $314,311 and the fair value of the Warrants of $10,623,000. When it is deemed probable that the Preferred Shares will be redeemed, the Company will accrete the Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A.

During the three and six months ended June 30, 2023, the Company recorded a loss of $194,500 and $315,200 related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Loss. The Company estimated the $3,465,000 fair value of the bifurcated embedded derivative at June 30, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.50 on the valuation date, estimated equity volatility of 130.0%, estimated traded volume volatility of 205.0%, the time to maturity of 1.0 years, a discounted market interest rate of 9.7%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 8.1%.

During the three months ended June 30, 2023, the Company made redeemed $2,500,000 of the Preferred Shares and $359,742 of accrued make-whole dividends by issuing 2,368,654 shares of the Company’s Common Stock through installment conversions and proportionately relieved $2,347,852 of discount related to the redeemed Preferred Shares.

Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors Warrants to purchase 6,651,885 shares of Common Stock, with an exercise price of $2.255 per share (subject to adjustment), for a period of five years from the date of issuance.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the six months ended June 30, 2023. The fair value of the Warrants of $10,623,000 was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 125.0%; and a risk-free interest rate of 4.09%.

Transaction costs incurred attributable to the issuance of the Warrants of $762,834 were immediately expensed in accordance with ASC 480.

During the three and six months ended June 30, 2023, the Company recorded a gain of $1,635,000 and $2,810,000 related to the change in fair value of the warrant liabilities which is recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Loss. The fair value of the Warrants of $7,813,000 was estimated at June 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.65 years; equity volatility of 120.0%; and a risk-free interest rate of 4.19%.

Liquidity

As of June 30, 2023, the Company’s cash on hand was $93,823 and marketable securities were $11,533,432. The Company has incurred a net loss from operations of $6,228,985 for the six months ended June 30, 2023. As of June 30, 2023, the Company had working capital of $10,713,907 and stockholders’ equity of $10,741,770 including an accumulated deficit of $99,970,418. During the six months ended June 30, 2023, cash flows used in operating activities were $7,891,517 consisting primarily of a net loss of $5,679,385, an increase in prepaid expenses of $949,973, a reduction in trade and other payables of $516,769 and a non-cash change in the fair value of the warrant liabilities of $2,810,000 offset by non-cash stock based compensation of $1,746,339 and non-cash change in the fair value of the derivative liabilities of $315,200. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of June 30, 2023 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	June 30, 2023	December 31, 2022

Accounts Payable – Trade	$1,659,005	$2,356,555
Accrued Expenses	497,447	316,666
	$2,156,452	$2,673,221

Note 5 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s Common Stock. As of June 30, 2023, grants of restricted stock and options to purchase 1,406 shares of Common Stock have been issued pursuant to the 2013 Plan, and 756 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of June 30, 2023, no grants of any kind remain outstanding pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s Common Stock. As of June 30, 2023, grants of restricted stock and options to purchase 2,538 shares of Common Stock have been issued pursuant to the 2017 Plan, and 978 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 560,063 shares of the Company’s Common Stock. As of June 30, 2023, grants of RSUs and restricted stock to purchase 263,026 shares of Common Stock have been issued pursuant to the 2018 Plan, and 297,037 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 7,228,184 shares of the Company’s Common Stock. As of June 30, 2023, grants of RSUs and stock options to purchase 5,894,207 shares of Common Stock have been issued pursuant to the 2021 Plan, and 1,333,977 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the three months ended June 30, 2023:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2022	4,476,737	$2.64	$2.64	0.64	$-
Granted	2,745,000	1.63	1.63	8.53	$-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled/Expired	(4,176,737)	2.59	2.59	-	-
Balance at June 30, 2023	3,045,000	1.80	1.80	8.19	$-
Exercisable as of June 30, 2023	1.114.999	1.90	1.90	7.86	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.50 for the Company’s common shares on June 30, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022.

On April 4, 2023, the Company issued 750,000 options to a key employee. The cumulative fair market value of $978,675 as calculated using Black-Scholes (exercise price $1.55 per share, stock price $1.55 per share, volatility of 122.12%, discount rate of 3.39% and a five-year term). 1/3 of the options vested on the grant date, 1/3 vest on the first anniversary of the grant and 1/3 vest on the second anniversary of the grant. The fair-market value of the options is amortized over the 24-month vesting cycle.

On June 7, 2023, the Company issued 1,995,000 options to the directors and key employees. The cumulative fair market value of $3,128,759 as calculated using Black-Scholes (exercise price $1.66 per share, stock price $1.66 per share, volatility of 115.94%, discount rate of 3.79% and a ten-year term). 1/3 of the options vested on the grant date, 1/3 vest on the first anniversary of the grant and 1/3 vest on the second anniversary of the grant. The fair-market value of the options is amortized over the 24-month vesting cycle.

During the three months ended June 30, 2023 and 2022, the Company incurred stock option expenses totaling $1,677,271 and $132,246, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred stock option expenses totaling $1,746,339 and $213,248, respectively.

The unamortized stock option expenses as of June 30, 2023 and 2022 totaled $3,175,696 and $703,772, respectively.

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

As of June 30, 2023, none of the vesting milestones have been met.

On June 28, 2023, 73,776 vested restricted stock units were exchanged for 73,776 shares of the Company Common Stock.

The following is the status of outstanding unvested restricted stock units outstanding as of June 30, 2023 and the changes for the six months ended June 30, 2023:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2022	2,795,000	$8.09
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at June 30, 2023	$2,795,000	$8.09

As of June 30, 2023, the unamortized value of the RSUs was $22,611,550.

Note 6 – Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of 550,000,000 shares, of which 500,000,000 are shares of Common Stock, without par value (the “Common Stock”), and 50,000,000 are shares of preferred stock, without par value, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock and 15,000 of which have been designated as Series F Convertible Preferred Stock (the “Series F Preferred Stock”). As of June 30, 2023 and December 31, 2022, there were 42,027,113 and 9,470,009 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares of Series D Preferred Stock issued and outstanding and warrants to purchase Series C Preferred Stock convertible into 27,500 shares of Common Stock issued and outstanding as of June 30, 2023 and December 31, 2022. There were 12,500 and 0 shares of Series F Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2023.

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

As of June 30, 2023, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 36,496 underlying shares of the Company Common Stock.

Series F Convertible Preferred Stock

The following are the principal terms of the Series F Preferred Stock:

Dividends

The holders of the Series F Preferred Stock are entitled to dividends of 10.0% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the certificate of designation of the Series F Preferred Stock (the “Series F Certificate of Designation”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designation), shares of Series F Preferred Stock will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of shares of Series F Preferred Stock are also entitled to receive a dividend make-whole payment.

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

The Company is required to redeem the shares of Series F Preferred Stock in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $0.22 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market; provided that if the Floor Price is the lowest effective price, the Company will be required to make the amortization payment in cash.

Exchange Cap

The Company was initially restricted from issuing shares of Common Stock upon conversion of the Series F Preferred Stock or exercise of the associated warrants in excess of 19.99% of the shares of Common Stock outstanding as of the date immediately prior to the issuance of the shares of Series F Preferred Stock and the associated warrants (the “Issuable Maximum”) until the Company obtained stockholder approval for the issuance of shares of Common Stock in excess of the Issuable Maximum (“Stockholder Approval”). The Company received the Stockholder Approval on July 31, 2023.

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

During the three and six months ended June 30, 2023, the Company recorded a loss of $194,500 and $315,200 related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Loss. The Company estimated the $3,465,000 fair value of the bifurcated embedded derivative at June 30, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.50 on the valuation date, estimated equity volatility of 130.0%, estimated traded volume volatility of 205.0%, the time to maturity of 1.0 years, a discounted market interest rate of 9.7%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 8.1%.

During the three months ended June 30, 2023, the Company made redeemed $2,500,000 of the Preferred Shares and $359,742 of accrued make-whole dividends by issuing 2,368,654 shares of the Company’s Common Stock through installment conversions and proportionately relieved $2,347,852 of discount related to the redeemed Preferred Shares.

As of June 30, 2023, the Company had 12,500 shares of Series F Convertible Preferred Stock outstanding.

Common Stock

The holders of common shares are entitled to one vote per share at meetings of the Company.

As of June 30, 2023, the Company had 42,027,113 shares of Common Stock issued and outstanding. During the six months ended June 30, 2023 issued 2,348,213 shares of common stock as dividend payments for the Series F Convertible Preferred.

Common Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	6,514,827	$4.93	3.63	$-
Issued	6,651,885	2.255	4.99	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2023	13,166,712	$3.58	3.90	$-
Exercisable as of June 30, 2023	13,166,712	$3.58	3.90	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.50 for the Company’s common shares on June 30, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022. All warrants were vested on date of grant.

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

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the six months ended June 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	135,135	$0.002	-	$155,135
Issued	-	-	-	-
Exercised	(135,135)	0.002	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2023	-	$-	-	$-
Exercisable as of June 30, 2023	-	$-	-	$-

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $1.50 for the Company’s common shares on June 30, 2023 and the closing stock price of $1.15 for Common Stock on December 31, 2022.

On April 27, 2023, a holder exercised 135,135 pre-funded warrants for 135,135 shares of Company Common Stock for net proceeds of $0.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	27,500	$8.00	1.94	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2023	27,500	$8.00	1.45	$-
Exercisable as of June 30, 2023	27,500	$8.00	1.45	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.50 for the Company’s common shares on June 30, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 7 – Commitments and Contingencies

Scientific Advisory Board

On February 1, 2021, the Company formed the Scientific Advisory Board to (i) provide strategic advice and make recommendations to management regarding current and planned research and development programs, (ii) advise management regarding the scientific merit of technology or products involved in licensing and acquisition opportunities and (iii) provide strategic advice to management regarding emerging science and technology issues and trends. During the three months ended June 30, 2023 and 2022, the Company incurred costs of $0 and $50,000, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred costs of $0 and $98,000, respectively. These expenses are included in Research and Development Expenses on the Condensed Consolidated Statement of Comprehensive Loss. The Scientific Advisory Board was disbanded effective September 30, 2022.

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

On May 27, 2022, the Court granted-in-part and denied-in-part MyMD’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, MyMD filed its Answer, which included affirmative defenses. As of June 30, 2023, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred.

Note 8 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements as of June 30, 2023 and 2022.

MIRA Pharmaceuticals Limited License Agreement

MyMD is a party to an Amended and Restated Limited License Agreement, dated June 27, 2022 and amended on April 20, 2023, with MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA), under which the parties agreed to share technical information and know-how pertaining to the synthetic manufacture and formulation of the parties’ respective Supera-CBD™ and MIRA1a™ product candidates. MyMD, which holds patent rights to MIRA1a™ in 22 foreign countries, was granted a perpetual, non-exclusive, royalty-free license to use improvements to MIRA1a™ made under the agreement, and MIRA was granted a limited, perpetual, worldwide, non-exclusive, royalty-free license to use Supera-CBD™ as a synthetic intermediate in the manufacture of MIRA1a™. MyMD’s President and Chief Medical Officer, Chris Chapman, M.D., is Executive Chairman of MIRA; and MyMD’s Chief Scientific Officer, Adam Kaplin, M.D., Ph.D., is President and Chief Scientific Officer of MIRA.

Note 9 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three months ended June 30, 2023 and 2022 of $14,398 and $11,849, respectively. The Company made matching contributions to the 401(k) Plan during the six months ended June 30, 2023 and 2022 of $24,679 and $20,598, respectively.

Note 10—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to these agreements as of June 30, 2023 and 2022.

Note 11—Subsequent Events

Shareholder approval for changing the Company’s state of domicile

On July 31, 2023 the shareholders approved the Agreement and Plan of Merger between the Company and its wholly owned Delaware subsidiary, MyMD Pharmaceuticals, Inc. (“MyMD Delaware”), pursuant to which the Company will merge with and into MyMD Delaware for the sole purpose of changing the Company’s state of domicile, including the approval of the Certificate of Incorporation of MyMD Delaware.

FDA Acceptance of IND for Phase 2 Study of MYMD-1® in Rheumatoid Arthritis

On August 14, 2023 the Company announced that the U.S. Food and Drug Administration (FDA) accepted the Company’s Investigational New Drug Application (IND) for a Phase 2 study for evaluating the safety, efficacy, pharmacodynamics and pharmacokinetics of MYMD-1® in patients with active rheumatoid arthritis (RA). The application was based on preclinical data showing that MYMD-1 significantly reduced swelling and other clinical arthritis measures compared to widely used RA therapy, Enbrel® (etanercept). The Company plans to initiate discussions with CRO vendor IQVIA on timing of a Phase 2 study in this indication. The approval triggered a milestone event for the vesting of 50,000 stock options for a key employee.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our shareholders;

●	our ability to realize the intended benefits of the Merger (as defined below) and our investment in Oravax Medical, Inc.;

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of litigation or other proceedings we may become subject to in the future;

●	delisting of our Common Stock from the Nasdaq;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including MYMD-1, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of public health emergencies such as the COVID-19 pandemic on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of public health emergencies such as the COVID-19 pandemic on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and

●	our compliance with all laws, rules, and regulations applicable to our business.

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

MYMD-1, a next generation, oral selective inhibitor offers the ease of oral dosing which is a significant differentiator compared to currently available TNF-α inhibitors, all of which require delivery by injection or infusion. MYMD-1 has shown effectiveness in pre-clinical and clinical studies in regulating the immune system and stopping pathological inflammation. MYMD-1 is brain penetrable allowing it to potentially treat CNS inflammatory or autoimmune diseases. Unlike other therapies, MYMD-1 has been shown in these studies to selectively block TNF-α when it becomes overactivated in autoimmune diseases and cytokine storms, but not block it from doing its normal job of being a first responder to any routine type of moderate infection. In addition, it has not been shown to cause serious side effects common with traditional immunosuppressive therapies that treat inflammation.

On July 31, 2023 the Company announced statistically significant positive topline results from its randomized Phase 2 study of oral TNF-α inhibitor, MYMD-1® in patients with chronic inflammation associated with sarcopenia, or age-related frailty. The study met its primary endpoints of significantly reducing chronic inflammatory markers in participants treated with MYMD-1. MYMD-1 has the potential to be the first drug approved by the United States Food and Drug Administration (FDA) for sarcopenia, an age-related decline in physical function which leads to greater risk of hospitalization, disability, and death.

The study met both of its primary endpoints, significantly reducing serum levels of three biomarkers, TNF-α (P=0.008), sTNFR1 (P=0.02), and IL-6 (P=0.03) and maintaining appropriate plasma concentrations and parameters in pharmacokinetic evaluations. The study also achieved all secondary endpoints related to safety and tolerability. There were no treatment-related adverse events (AEs) or serious adverse events (SAEs) over the course of the study.

The Phase 2 multi-center double-blind, placebo controlled, randomized study (NCT05283486) was designed to investigate the efficacy, tolerability and pharmacokinetics of MYMD-1 in participants aged 65 years or older with chronic inflammation associated with sarcopenia/frailty, a condition linked to elevated levels of proinflammatory cytokines. Patients in the study were dosed weekly with MYMD-1 or placebo over a 28-day period. The study consisted of four dosing cohorts versus placebo (600mg, 750mg, 900mg and 1050mg).

Full results from the study will be presented or published at a later date to be determined. The company plans to initiate discussions with the FDA regarding a Phase 3 study of MYMD-1 in sarcopenia.

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

Supera-CBD’s high potency as a CB2 receptor agonist, coupled with its selectivity for CB2 binding and activation over CB1, differentiates it from plant based CBD. This allows us to investigate its potential role in managing a wide range of conditions such as addiction, anxiety, chronic pain, seizures, and inflammation.

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

We anticipate that our expenses will increase significantly  as we:

●	advance the development of our MYMD-1 and Supera-CBD;

●	initiate and continue research and preclinical and clinical development of potential new product candidates;

●	maintain, expand and protect our intellectual property as it pertains to MYMD-1 and Supera-CBD;

●	expand our infrastructure and facilities to accommodate our growing employee base and ongoing development activities;

●	establish agreements with contract research organizations, or CROs, and third-party contract manufacturing organizations, or CMOs, in connection with our Supera-CBD preclinical studies, MYMD-1 ongoing and planned clinical trials, Supera-CBD clinical trials and the development of our manufacturing capabilities for MYMD-1 and Supera-CBD;

●	develop the large-scale manufacturing processes and capabilities for the commercialization of our MYMD-1 and Supera-CBD drug product candidates;

●	seek marketing approvals for our MYMD-1 and Supera-CBD product candidates that successfully complete clinical trials and

●	establish a sales, marketing and distribution infrastructure to commercialize MYMD-1 and Supera-CBD should we obtain marketing approval

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

It is difficult to project with absolute accuracy the duration or final cost of the development of MYMD-1 and Supera-CBD or if revenue will be generated from the commercialization of these components. The process of achieving regulatory approval is very costly and time consuming. A few of the many factors that contribute to costs of duration include:

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

Warrant Issuance Expenses

Warrant issuance expenses represent the portion of the fees and offering expenses incurred in connection with the February 2023 Offering (as defined below) attributable to the issuance of the February 2023 Warrants (as defined below).

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2023 and 2022

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,
Description	2023	2022
Operating Expenses
General and Administrative	$1,879,917	$1,346,763
Research and Development	2,224,444	2,163,968
Stock-Based Compensation	1,677,271	132,245
Warrant Issuance Expenses	-	-
Total Operating Expenses	5,781,632	3,642,977
Loss from Operations	(5,781,632)	(3,642.977)
Other Income (Expense), net	1,613,979	6,934
Net Loss	$(4,167,653)	$(3,636,043)

Revenue

We had no revenue from operations during the three months ended June 30, 2023 and 2022.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
Description	2023	2022
Personnel Costs	$397,847	$307,919
Professional Service Costs	272,105	335,768
Stock Market & Investor Relations Costs	307,833	247,946
Other Administrative Costs	902,132	455,130
Total Administrative Expense	$1,879,917	$1,346,763

Personnel costs increased $89,928 during the three months ended June 30, 2023. Salaries were adjusted retroactively to January 1, 2023 for two corporate officers and a bonus was awarded to a key employee. During the three months ended June 30, 2022, a salary was adjusted for a key employee retroactively to April 16, 2021 and a bonus was awarded to a key employee. Certain salaries, bonuses and related payroll expenses are allocated to the appropriate department based upon the employee’s responsibilities.

Professional services costs decreased $63,663 during the three months ended June 30, 2023. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to a decrease in fees for accounting services related to our annual audit and quarterly reviews.

Stock market and investor relations costs increased $59,887 during the three months ended June 30, 2023. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings. The increase is primarily due to the preparation costs associated with the 2023 annual shareholder meeting.

Other administrative expenses increased $447,002 during the three months ended June 30, 2023. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. The increase is associated with a reimbursement of expenses to a related party as authorized by the Board of Directors in April 2023.

Stock-Based Compensation

During the three months ended June 30, 2023, we issued 750,000 options to a key employee. The cumulative fair market value of $978,675 as calculated using Black-Scholes (exercise price $1.55 per share, stock price $1.55 per share, volatility of 122.12%, discount rate of 3.39% and a five-year term). One third of the options vested on the grant date, one third will vest on the first anniversary of the grant date and one third will vest on the second anniversary of the grant date. The fair-market value of the options is amortized over the 24-month vesting cycle. For the three months ended June 30, 2023, we recognized expenses of $442,596.

During the three months ended June 30, 2023, we issued 1,995,000 options to the directors and key employees. The cumulative fair market value of $3,128,759 as calculated using Black-Scholes (exercise price $1.66 per share, stock price $1.66 per share, volatility of 115.94%, discount rate of 3.79% and a ten-year term). One third of the options vested on the grant date, one third will vest on the first anniversary of the grant date and one third will vest on the second anniversary of the grant date. The fair-market value of the options is amortized over the 24-month vesting cycle. For the three months ended June 30, 2023, we recognized expenses of $1,141,271.

During the three months ended June 30, 2023, we entered into an agreement with a consultant for services to be rendered in exchange for 50,000 stock options with a fair market value of $48,625 as calculated using Black-Scholes (exercise price $1.16 per share, stock price $1.16 per share, volatility of 120.30%, discount rate of 3.98% and a five-year term) and vested on the grant date. The agreement was ratified by the Board of Directors and the stock options were authorized on July 19, 2023. For the three months ended June 30, 2023, we recognized expenses of $48,625.

During the three months ended June 30, 2022, we issued 100,000 stock options to a consultant pursuant to a consulting agreement with an issue date fair value of $2.30 per option. The options expire June 21, 2027 and vested immediately. The fair market value of the shares is being amortized over the twelve month term of the agreement. For the three months ended June 30, 2023 and 2022, we recognized expenses of $44,779 and $4,916, respectively.

For the three months ended June 30, 2023 and 2022, we recognized expenses of $19,908 and $127,331, respectively, for 200,000 stock options awarded to a key employee in January 2022 with a grant date fair value of $3.59 per option. The options expire January 28, 2029 and are subject to a variable vesting schedule.

Warrant Issuance Expenses

There were no warrant issuance expenses for the three months ended June 30, 2023 and 2022.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
Description	2023	2022
Salaries and Wages	$498,244	$215,772
Development Programs	1,615,016	746,822
Professional Services	67,360	11,426
Regulatory Expenses	-	1,186,611
Other Research and Development Expenses	43,824	3,337
Total Research and Development Expenses	$2,224,444	$2,163,968

Salaries and wages increased $282,472 during the three months ended June 30, 2023. Salaries were adjusted retroactively to January 1, 2023 for two corporate officers and bonuses were awarded to key employees. During the three months ended June 30, 2022, a salary was adjusted for a key employee retroactively to April 16, 2021 and a bonus was awarded to a key employee. Certain salaries, bonuses and related payroll expenses are allocated to the appropriate department based upon the employee’s responsibilities.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $868,194 during the three months ended June 30, 2023 primarily due to the completion of the Phase II study for Sarcopenia and the preparation of the results data.

Professional services costs increased $55,934 during the three months ended June 30, 2023. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $1,186,611 during the three months ended June 30, 2023. These expenses are allocated to specific development programs during the three months ended June 30, 2023 and are now included in the Development Programs total described above. During the three months ended June 30, 2022 regulatory expenses included clinical research organizations (CRO) and regulatory consulting fees associated with the Phase II clinical study design, protocol preparation and the maintenance of the investigator brochures for the Rheumatoid Arthritis trial.

Other research and development expenses increased $40,487 during the three months ended June 30, 2023. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The increase during the three months ended June 30, 2023 is primarily related to expenses for seminars and travel.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
Description	2023	2022
Interest and Dividend Income	$(174,851)	$(5,986)
Loss on Investments	389	1,999
Loss on changes in fair value of Equity Investments	983	(2,947)
Gain on changes in fair value of Warrant Liabilities	(2,930,700)	-
Loss on changes in fair value of Derivative Liabilities	1,490,200	-
Total Other (Income)/Expense	$(1,613,979)	$(6,934)

Other income, net of expenses, totaled $1,613,979 for the three months ended June 30, 2023, and other income, net of expenses, totaled $6,934 for the three months ended June 30, 2022.

During the three months ended June 30, 2023 interest and dividend income, the changes in fair value of our investments and realized losses from the sale of investments were primarily the result of rising interest rates and the increased availability of cash for investments.

During the three months ended June 30, 2023, the Company recorded a loss of $1,490,200 related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $3,465,000 fair value of the bifurcated embedded derivative at June 30, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.50 on the valuation date, estimated equity volatility of 130.0%, estimated traded volume volatility of 205.0%, the time to maturity of 1 year, a discounted market interest rate of 9.7%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 8.1%.

During the three months ended June 30, 2023, the Company recorded a gain of $2,930,700 related to the change in fair value of the warrant liabilities, which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $7,813,000 was estimated at June 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.65 years; equity volatility of 120.0%; and a risk-free interest rate of 4.19%.

Summary of Statements of Operations for the Six Months Ended June 30, 2023 and 2022

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
Description	2023	2022
Operating Expenses
General and Administrative	$2,867,904	$2,741,875
Research and Development	2,994,874	4,793,711
Stock-Based Compensation	1,746,3396	229,245
Warrant Issuance Expenses	762,834	-
Total Operating Expenses	8,371,951	7,764,831
Loss from Operations	(8,371,951)	(7,764,831)
Other Income (Expense), net	2,692,566	6,754
Net Loss	$(5,679,385)	$(7,758,077)

Revenue

We had no revenue from operations during the six months ended June 30, 2023 and 2022.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
Description	2023	2022
Personnel Costs	$684,574	$662,572
Professional Service Costs	447,890	683,382
Stock Market & Investor Relations Costs	409,361	518,016
Other Administrative Costs	1,326,079	877,905
Total Administrative Expense	$2,867,904	$2,741,875

Personnel costs increased $22,002 during the six months ended June 30, 2023. Salaries were adjusted retroactively to January 1, 2023 for a corporate officer and a bonus was awarded to a key employee. During the six months ended June 30, 2022, a salary was adjusted for a key employee retroactively to April 16, 2021 and a bonus was awarded to a key employee. Certain salaries, bonuses and related payroll expenses are allocated to the appropriate department based upon the employee’s responsibilities.

Professional services costs decreased $235,492 during the six months ended June 30, 2023. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to a decrease in the use of outside consultants, reduced fees for accounting services related to our annual audit and quarterly reviews and a reductions in legal expenses.

Stock market and investor relations costs decreased $108,655 during the six months ended June 30, 2023. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings. The decrease is associated with the elimination of several investor relations programs that were not performing as expected during 2022.

Other administrative expenses increased $448,174 during the six months ended June 30, 2023. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. The increase is associated with a reimbursement of expenses to a related party as authorized by the Board of Directors in April 2023.

Stock-Based Compensation

During the six months ended June 30, 2023, we issued 750,000 options to a key employee. The cumulative fair market value of $978,675 as calculated using Black-Scholes (exercise price $1.55 per share, stock price $1.55 per share, volatility of 122.12%, discount rate of 3.39% and a five-year term). One third of the options vested on the grant date, one third vest on the first anniversary of the grant date and one third vest on the second anniversary of the grant date. The fair-market value of the options is amortized over the 24-month vesting cycle. For the six months ended June 30, 2023, we recognized expenses of $442,596.

During the six months ended June 30, 2023, we issued 1,995,000 options to the directors and key employees. The cumulative fair market value of $3,128,759 as calculated using Black-Scholes (exercise price $1.66 per share, stock price $1.66 per share, volatility of 115.94%, discount rate of 3.79% and a ten-year term). One third of the options vested on the grant date, one third vest on the first anniversary of the grant date and one third vest on the second anniversary of the grant date. The fair-market value of the options is amortized over the 24-month vesting cycle. For the six months ended June 30, 2023, we recognized expenses of $1,141,271.

During the six months ended June 30, 2023, we entered into an agreement with a consultant for services to be rendered in exchange for 50,000 stock options with a fair market value of $48,625 as calculated using Black-Scholes (exercise price $1.16 per share, stock price $1.16 per share, volatility of 120.30%, discount rate of 3.98% and a five-year term) and vested on the grant date. The agreement was ratified by the Board of Directors and the stock options were authorized on July 19, 2023. For the six months ended June 30, 2023, we recognized expenses of $48,625.

During the six months ended June 30, 2022, we issued 200,000 stock options to an employee with an issue date fair value of $3.59 per option. The options expire January 28, 2029 and are subject to a variable vesting schedule. For the six months ended June 30, 2023 and 2022, we recognized expenses of $19,908 and $208,332, respectively.

During the six months ended June 30, 2022, we issued 100,000 stock options to a consultant pursuant to a consulting agreement with an issue date fair value of $2.30 per option. The options expire June 21, 2027 and vested immediately. The fair market value of the shares is being amortized over the twelve month term of the agreement. For the six months ended June 30, 2023 and 2022, we recognized expenses of $93,940 and $4,916, respectively.

We issued 4,040 restricted stock units with a grant date fair value of $3.96 per RSU. These units vested upon issue. For the six months ended June 30, 2022, we recognized expenses of $15,998.

Warrant Issuance Expenses

During the six months ended June 30, 2023, we issued 6,651,885 February 2023 Warrants in connection with the February 2023 Offering. The portion of the fees and offering expenses incurred in connection with the February 2023 Offering attributable to the issuance of the February 2023 Warrants totaled $762,834.

There were no warrant issuance expenses for the six months ended June 30, 2022.

Research and Development Expenses

The table below summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
Description	2023	2022
Salaries and Wages	$789,718	$427,194
Development Programs	1,995,604	2,226,294
Professional Services	136,624	11,426
Regulatory Expenses	7,100	2,119,174
Other Research and Development Expenses	65,828	9,623
Total Research and Development Expenses	$2,994,874	$4,793,711

Salaries and wages increased $362,524 during the six months ended June 30, 2023. A salary was adjusted retroactively to January 1, 2023 for a corporate officer and bonuses were awarded to key employees. During the three months ended June 30, 2022, a bonus was awarded to a key employee.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $230,690 during the six months ended June 30, 2023 due to the completion of the Phase II study for Sarcopenia.

Professional services costs increased $125,198 during the six months ended June 30, 2023. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $2,112,074 during the six months ended June 30, 2023. These expenses are allocated to specific development programs during the three months ended June 30, 2023 and are now included in the Development Programs total described above. During the six months ended June 30, 2022 regulatory expenses included clinical research organizations (CRO) and regulatory consulting fees associated with the Phase II clinical study design, protocol preparation and the maintenance of the investigator brochures for the Rheumatoid Arthritis trial.

Other research and development expenses increased $56,205 during the six months ended June 30, 2023. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The increase during the six months ended June 30, 2023 is primarily related to expenses for seminars and travel.

Other Income and Expense

The table below summarizes our other income and expenses for the six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
Description	2023	2022
Interest and Dividend Income	$(200,675)	$(6,106)
Loss on Investments	214	3,649
Loss on changes in fair value of Equity Investments	2,695	145
Gain on changes in fair value of Warrant Liabilities	(2,810,000)	-
Loss on changes in fair value of Derivative Liabilities	315,200	-
Uninsured Casualty (Gain)/Loss	-	(4,442)
Total Other (Income)/Expense	$(2,692,566)	$(6,754)

Other income, net of expenses, totaled $2,142,966 for the six months ended June 30, 2023, and other income, net of expense, totaled $6,754 for the six months ended June 30, 2022.

During the six months ended June 30, 2023 interest and dividend income, the changes in fair value of our investments and realized losses from the sale of investments were primarily the result of rising interest rates and the increased availability of cash for investments.

During the six months ended June 30, 2023, the Company recorded a loss of $315,200 related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $3,465,000 fair value of the bifurcated embedded derivative at June 30, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.50 on the valuation date, estimated equity volatility of 130.0%, estimated traded volume volatility of 205.0%, the time to maturity of 1 year, a discounted market interest rate of 9.7%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 8.1%.

During the six months ended June 30, 2023, the Company recorded a gain of $2,810,000 related to the change in fair value of the warrant liabilities, which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $7,813,000 was estimated at June 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.65 years; equity volatility of 120.0%; and a risk-free interest rate of 4.19%.

Liquidity and Capital Resources

As of June 30, 2023, the Company’s cash on hand was $93,823 and marketable securities were $11,533,432. The Company has incurred a net loss from operations of $5,679,385 for the six months ended June 30, 2023. As of June 30, 2023, the Company had working capital of $10,713,907 and stockholders’ equity of $10,741,770 including an accumulated deficit of $99,970,418. During the six months ended June 30, 2023, cash flows used in operating activities were $7,891,517 consisting primarily of a net loss of $5,679,385, an increase in prepaid expenses of $949,973, a reduction in trade and other payables of $516,769 and a non-cash change in the fair value of the warrant liabilities of $2,810,000 offset by non-cash stock based compensation of $1,746,339 and non-cash change in the fair value of the derivative liabilities of $315,200. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock in public and private placements.

Holders of the Company’s Series F Preferred Shares (as defined below) are entitled to certain dividends and amortization payments as described in the section titled “Series F Preferred Shares” below. Each payment may be made in cash or, at the Company’s option and subject to certain conditions, either in shares of Common Stock in an amount based on the Conversion Price (as defined below) in effect at the time that such payment is due or in a combination of cash and shares of Common Stock. If the Company elects to make all payments to the holders of the Series F Preferred Shares that fall due within the twelve-month period following June 30, 2023 in cash, the Company estimates that it will pay to the holders of the Series F Preferred Shares up to $14.3 million, assuming that a Triggering Event (as defined in the Certificate of Designation) has not occurred. The dividend rate is subject to adjustment, and the actual amount due to the holders of the Series F Preferred Shares may exceed such amount. If the Company elects to make all such payments in shares of Common Stock, based on the Conversion Price of $2.255 per share of Common Stock in effect as of June 30, 2023 and 12,500 shares of Series F Preferred Stock outstanding as of June 30, 2023, the Company estimates that it will issue to the holders of the Series F Preferred Shares up to 6.3 million shares of Common Stock.  The Conversion Price is subject to adjustment, including based on the market price of the Company’s Common Stock during the thirty trading day period immediately prior to the date on which a payment is due to the holders of the Series F Preferred Shares, and the actual number of shares issuable to the holders of the Series F Preferred Shares may exceed such number. For more information regarding payments due to the holders of the Series F Preferred Shares, see the section titled “Series F Preferred Shares” below.

Management has evaluated the Company’s current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of June 30, 2023 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

Our net cash used in operating activities totaled $7,891,517 consisting primarily of a net loss of $5,679,385, an increase in prepaid expenses of $949,973, a reduction in trade and other payables of $516,769 and a non-cash change in the fair value of the warrant liabilities of $2,810,000 offset by non-cash stock based compensation of $1,746,339 and non-cash change in the fair value of the derivative liabilities of $315,200.

Our net cash used by operating activities totalled $5,934,245 during the six months ended June 30, 2022. Net cash used consisted principally of the net loss of $7,758,077 partially offset by an increase in trade and other payables of $1,854,909.

Investing Activities

Our net cash consumed by investing activities totaled $7,891,517 for the six months ended June 30, 2023 as compared to cash provided by investing activities totaling $6,493,452 during the six months ended March 31, 2022. During the six months ended June 30, 2023 we purchased securities totaling $13,199,409 and sold securities totaling $5,749,970. During the six months ended June 30, 2022 we purchased securities totalling $6,548 and sold securities totalling $6,500,000.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $14,685,689, which consisted of the net proceeds from the sale of the Series F Preferred Shares, net of offering costs. Net cash provided by financing activities during the six months ended June 30, 2022 was $0.

August 2022 Offering

On August 15, 2022, we entered into a securities purchase agreement (the “August 2022 SPA”) with certain accredited and institutional investors pursuant to which we agreed to issue 1,411,764 shares of Common Stock (the “August 2022 Shares”) in a registered direct offering and unregistered warrants to purchase up to an aggregate of 1,411,764 shares of Common Stock in a concurrent private placement (the “August 2022 Warrants”). The August 2022 Warrants have an exercise price of $5.25 per share, became exercisable six months following the date of issuance and have a term of exercise equal to five years from the initial exercise date. We received net proceeds from the sale of the August 2022 Shares and the August 2022 Warrants, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.5 million. As of June 30, 2023, none of the August 2022 Warrants have been exercised and 1,411,764 of the August 2022 Warrants remain outstanding.

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

Series F Preferred Shares

The terms of the Series F Preferred Shares are as set forth in the form of Certificate of Designation. The Series F Preferred Shares are convertible into the Conversion Shares at the election of the holder at any time at an initial conversion price of $2.255 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $0.22 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The Company may require holders to convert their Series F Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.765 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designation are satisfied.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designation. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designation), the Series F Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series F Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Series F Preferred Shares at a premium set forth in the Certificate of Designation. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series F Preferred Shares have no voting rights on account of the Series F Preferred Shares, other than with respect to certain matters affecting the rights of the Series F Preferred Shares. During the three and six months ending June 30, 2023, the Company recorded dividends totaling $381,920 and $532,129, which are reported as Preferred Stock Dividends on the Condensed Consolidated Statement of Comprehensive Loss.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designation), distributions or redemptions, and the transfer of assets, among other matters. There is no established public trading market for the Series F Preferred Shares and the Company does not intend to list the Series F Preferred Shares on any national securities exchange or nationally recognized trading system.

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

Nasdaq Stockholder Approval

Our ability to issue Series F Conversion Shares and February 2023 Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designation and the February 2023 Warrants, including certain beneficial ownership limitations. When the Series F Preferred Shares and the February 2023 Warrants were issued, we were restricted from issuing Series F Conversion Shares and February 2023 Warrant Shares in excess of 19.99% of the shares of Common Stock outstanding as of the date immediately prior to the issuance of the Series F Preferred Shares and the February 2023 Warrants (the “Issuable Maximum”) until the Company obtained stockholder approval for the issuance of shares of Common Stock in excess of the Issuable Maximum (“Stockholder Approval”). The Company received the Stockholder Approval on July 31, 2023.

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

Currently, MyMD has 16 issued U.S. patents, 52 foreign patents, three pending U.S. patent applications and 13 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea and one pending international patent application, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2023, other than those previously reported in a Current Report on Form 8-K.

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

MYMD PHARMACEUTICALS, INC.

Date: August 14, 2023	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

