Form 10-Q
period 2023-09-30
MyMD Pharmaceuticals, Inc.
filed 2023-11-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 50,900,715 shares of its Common Stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(unaudited)

	As of
	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$298,318	$749,090
Marketable Securities	8,174,283	4,086,902
Prepaid Expenses	1,263,478	565,787

Total Current Assets	9,736,079	5,401,779

Non-Current Assets
Operating Lease Right-of-Use Assets	90,918	139,662
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,089,457	12,138,201

Total Assets	$21,825,536	$17,539,980

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,033,840	$2,673,221
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability	72,626	65,780
Derivative Liabilities	898,100	-
Warrant Liabilities	2,457,000	-
Dividends Payable	204,194	-

Total Current Liabilities	5,695,742	2,768,983

Non-Current Liabilities
Operating Lease Liability, net of current portion	20,519	75,941

Total Non-Current Liabilities	20,519	75,941

Total Liabilities	$5,716,261	$2,844,924

Commitments and Contingencies
Series F Convertible Preferred Stock, no par value and a stated value of $1,000 per share, 15,000 and 0 shares designated as of September 30, 2023 and December 31, 2022, 9,859 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022. Liquidation preference of $9,859,000 plus dividends at 10% per annum of $204,194 as of September 30, 2023.	608,593	-

STOCKHOLDERS’ EQUITY

Preferred Stock, no par value, 50,000,000 total preferred shares authorized

Series D Convertible Preferred Stock, 211,353 shares designated, no par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of September 30, 2023 and December 31, 2022	144,524	144,524

Common stock, no par value, 500,000,000 shares authorized 47,000,365 and 39,470,009 issued and outstanding as of September 30, 2023 and December 31, 2022	112,441,633	108,309,436
Accumulated Deficit	(97,085,475)	(93,758,904)

Total Stockholders’ Equity	15,500,682	14,695,056

Total Liabilities and Stockholders’ Equity	$21,825,536	$17,539,980

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

General and Administrative Expenses	1,334,690	1,554,244	4,202,594	4,296,119
Research and Development Expenses	1,912,322	1,803,232	4,907,196	6,596,942
Stock Based Compensation Expenses	595,576	352,417	2,341,915	581,663
Warrant Issuance Expenses	-	-	762,834	-

Loss from Operations	(3,842,588)	(3,709,893)	(12,214,539)	(11,474,724)

Other (Income) Expenses
Interest and Dividend Income	(139,056)	(15,453)	(339,731)	(21,559)
(Gain)/Loss on Sale of Marketable Securities	500	1,200	714	4,849
Change in fair value of Marketable Securities	(2,324)	(1,899)	371	(1,754)
Change in fair value of Derivatives Liabilities	(2,566,900)	-	(2,251,700)	-
Change in fair value of Warrant Liabilities	(5,356,000)	-	(8,166,000)	-
Casualty Loss/(Gain)	178,198	-	178,198	(4,442)

Total Other Income	(7,885,582)	(16,152)	(10,578,148)	(22,906)

Income/(Loss) Before Income Tax	4,042,994	(3,693,741)	(1,636,391)	(11,451,818)

Income Tax Benefit/( Provision)	-	-	-	-

Net Income/(Loss)	$4,042,994	$(3,693,741)	$(1,636,391)	$(11,451,818)

Preferred Stock Dividends	1,158,051	-	1,690,180	-

Net Income/(Loss) Attributable to Common Stockholders	$2,884,943	$(3,693,741)	$(3,326,571)	$(11,451,818)

Basic net income/(loss) per common share	$0.06	$(0.09)	$(0.08)	$(0.30)
Diluted net income/(loss) per common share	$0.06	$(0.09)	$(0.08)	$(0.30)

Weighted average basic common shares outstanding	44,949,097	39,046,852	41,710,705	38,502,163
Weighted average diluted common shares outstanding	44,949,097	39,046,852	41,710,705	38,502,163

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders Equity

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Series F Convertible		Series D Convertible		Common Stock
	Preferred Stock		Preferred Stock			Common	Accumulated	Total
	Shares	Series F	Shares	Series D	Shares	Stock No Par	Deficit	Equity
Balance at December 31, 2022	-	$-	72,992	$144,524	39,470,009	$108,309,436	$(93,758,904)	$14,695,056
Net loss	-	-	-	-	-	-	(1,511,732)	(1,511,732)
Issuance of 15,000 shares of Series F Convertible Preferred Stock, net of discount and offering costs of $14,087,111	15,000	912,889	-	-	-	-	-	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	(158,333)	(158,333)
Stock based compensation - stock options	-	-	-	-	-	69,068	-	69,068

Balance at March 31, 2023	15,000	$912,889	72,992	$144,524	39,470,009	$108,378,504	$(95,428,969)	$13,094,059
Net loss	-	-	-	-	-	-	(4,167,653)	(4,167,653)
Conversion of 1,250 shares of Series F Convertible Preferred Stock, July 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,074)	-	-	1,187,602	255,945	-	255,945
Conversion of 1,250 shares of Series F Convertible Preferred Stock, August 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,073)	-	-	1,160,611	255,944	-	255,944
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	(373,796)	(373,796)
Issuance of common stock for vested restricted stock units	-	-	-	-	73,776	-	-	-
Exercise of prepaid equity forward contract	-	-	-	-	135,135	-	-	-
Stock based compensation - stock options	-	-	-	-	-	1,677,271	-	1,677,271

Balance at June 30, 2023	12,500	$760,742	72,992	$144,524	42,027,133	$110,567,664	$(99,970,418)	$10,741,770
Net income	-	-	-	-	-	-	4,042,994	4,042,994
Conversion of 1,250 shares of Series F Convertible Preferred Stock, September 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,074)	-	-	2,031,933	255,945	-	255,945
Conversion of 1,188 shares of Series F Convertible Preferred Stock, October 1, 2023 installment of $1,429,871 paid with common stock	(1,187)	(63,659)	-	-	1,753,500	214,175	-	214,175
Accelerated Conversion of 204 shares of Series F Convertible Preferred Stock	(204)	(12,416)	-	-	316,476	41,770	-	41,770
Deemed Dividend for the true-up of the August 1, 2023 installment for the Series F Convertible Preferred Stock paid with common stock	-	-	-	-	871,323	766,503	(766,503)	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	(391,548)	(391,548)
Stock based compensation - stock options	-	-	-	-	-	595,576	-	595,576

Balance at September 30, 2023	9,859	$608,593	72,992	$144,524	47,000,365	$112,441,633	$(97,085,475)	$15,500,682

	Series F Convertible		Series D Convertible		Common Stock
	Preferred Stock		Preferred Stock			Common	Accumulated	Total
	Shares	Series F	Shares	Series D	Shares	Stock No Par	Deficit	Equity
Balance at December 31, 2021	-	$-	72,992	$144,524	37,673,110	$102,064,218	$(78,561,568)	$23,647,174
Net loss	-	-	-	-	-	-	(4,122,034)	(4,122,034)
Exercise of prepaid equity forward contracts for common stock	-	-	-	-	385,135	-	-	-
Stock based compensation - stock options	-	-	-	-	-	81,002	-	81,002
Stock based compensation - restricted stock units	-	-	-	-	-	15,998	-	15,998

Balance at March 31, 2022	-	$-	72,992	$144,524	38,058,245	$102,161,218	$(82,683,602)	$19,622,140
Net loss	-	-	-	-	-	-	(3,636,043)	(3,636,043)
Stock based compensation - stock options	-	-	-	-	-	132,246	-	132,246

Balance at June 30, 2022	-	$-	72,992	$144,524	38,058,245	$102,293,464	$(86,319,645)	$16,118,343
Net loss	-	-	-	-	-	-	(3,693,741)	(3,693,741)
Net proceeds from private placement of 1,411,764 common shares, net of offering costs $ 449,500	-	-	-	-	1,411,764	5,550,028	-	5,550,028
Stock-based compensation – restricted stock units	-	-	-	-	-	138,587	-	138,587
Stock-based compensation – stock options	-	-	-	-	-	135,620	-	135,620
Stock-based compensation – warrants	-	-	-	-	-	78,210	-	78,210

Balance at September 30, 2022	-	-	72,992	144,524	39,470,009	108,195,909	(90,013,386)	18,327,047

See accompanying notes to these condensed consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,636,391)	$(11,451,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of marketable securities	714	4,849
Change in fair value of marketable securities	371	(1,754)
Change in fair value of derivatives	(2,251,700)	-
Change in fair value of warrants	(8,166,000)	-
Stock based compensation
Options issued to directors	769,657	-
Options issued to key employees	1,429,693	293,700
Options issued to non-employees	142,565	55,168
Restricted stock units to non-employees	-	78,210
Warrants issued for services	-	154,585
Change in assets and liabilities
Prepaid Expenses	(697,691)	113,217
Trade and Other Payables	(639,381)	730,683
Operating Leases	168	1,496
Net cash used by operating activities	(11,047,995)	(10,021,664)

Cash flows from investing activities:
Purchases of marketable securities	(13,338,466)	(4,774,405)
Proceeds from sale of marketable securities	9,250,000	9,000,000
Net cash (used in)/provided by investing activities	(4,088,466)	4,225,595

Cash flows from financing activities
Net proceeds from the issuance of preferred stock	14,685,689	-
Net proceeds from issuance of common stock	-	5,550,028
Net cash provided by financing activities	14,685,689	5,550,028

Net decrease in cash	(450,772)	(246,041)
Cash and cash equivalents at beginning of period	749,090	555,967
Cash and cash equivalents at end of period	$298,318	$309,926

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Accrual of Series F Convertible Preferred Stock Dividend	$204,194	$-
Operating lease right-of-use asset obtained in exchange for lease obligation	-	53,196
Initial fair value of warrant liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$10,623,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$3,149,800	$-

See accompanying notes to these condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc. is a New Jersey corporation (“MyMD”). These condensed consolidated financial statements include two wholly owned subsidiaries as of September 30, 2023, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

On April 8, 2022, the MyMD Florida (as defined below) subsidiary was dissolved and merged into the New Jersey corporation MyMD Pharmaceuticals, Inc. pursuant to an Agreement and Plan of Merger dated April 8, 2022.

At the Company’s annual meeting of stockholders held on July 31, 2023, the stockholders approved a plan to merge the Company with and into a newly formed wholly-owned subsidiary, MyMD Pharmaceuticals, Inc., a Delaware corporation (“MyMD Delaware”), with MyMD Delaware being the surviving corporation, for the purpose of changing the Company’s state of incorporation from New Jersey to Delaware (the “Reincorporation”). As of the date of this Quarterly Report on Form 10-Q, MyMD Delaware has been formed in the State of Delaware and the Company is in the process of completing the Reincorporation.

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

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2022 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the nine months ended September 30, 2023 may not be necessarily indicative of the operating results expected for the full year.

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

(c) Functional and Presentation Currency

These condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from cash balances denominated in Foreign Currencies, are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended September 30, 2023. The carrying amounts of cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximated their fair values as of September 30, 2023 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

The following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2023 and December 31, 2022.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at September 30, 2023	$8,174,283	$-	$-

Marketable securities at December 31, 2022	$4,086,902	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of September 30, 2023 and December 31, 2022, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended September 30, 2023 and 2022 were gains of $2,324 and $1,899, respectively. The change in fair value in the nine months ended September 30, 2023 and 2022 was a loss of $371 and a gain of $1,754, respectively.

Losses resulting from the sales of marketable securities were $500 and $1,200 for the three months ended September 30, 2023 and 2022, respectively. Losses resulting from the sales of marketable securities were $714 and $4,849 for the nine months ended September 30, 2023 and 2022, respectively.

Proceeds from the sales of marketable securities in the nine months ended September 30, 2023 and 2022 were $9,250,000 and $9,000,000, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023
Liabilities:
Warrant liabilities (Note 3)	3	$2,457,000
Derivative liabilities (Note 3)	3	$898,100

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$-
Issuance of warrants reported at fair value	10,623,000
Change in fair value of warrant liabilities	(1,175,000)
Balance on March 31, 2023	9,448,000
Change in fair value of warrant liabilities	(1,635,000)
Balance on June 30, 2023	7,813,000
Change in fair value of warrant liabilities	(5,356,000)
Balance on September 30, 2023	$2,457,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$-
Issuance of convertible preferred stock with derivative liabilities	3,149,800
Change in fair value of derivative liabilities	120,700
Balance on March 31, 2023	3,270,500
Change in fair value of derivative liabilities	194,500
Balance on June 30, 2023	3,465,000
Change in fair value of derivative liabilities	(2,566,900)
Balance on September 30, 2023	$898,100

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with three banks as of September 30, 2023.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of September 30, 2023, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of September 30, 2023.

(l) Property, Plant and Equipment

Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset.

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized within “other (income)/expense” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

(m) Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite lives are reduced to their estimated fair value through an impairment charge in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of September 30, 2023, the Company has 16 issued U.S. patents, 63 foreign patents, three pending U.S. patent applications and 11 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks and trade secrets) using all legal avenues available to the Company.

The Company records expenses related to the application for and maintenance of patents as a component of research and development expenses on the Condensed Consolidated Statement of Comprehensive Income ( Loss).

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

(p) Right-of-Use Assets

The Company leased a facility in Tampa, Florida (“Hyde Park”) under an operating lease (“Hyde Park Lease”) with annual rentals of $22,048 to $23,320 plus certain operating expenses. The Hyde Park facility housed the MyMD Florida operations. The Hyde Park Lease took effect on July 1, 2019 for a term of 36 months initially set to expire on June 30, 2022. The Company cancelled the Hyde Park Lease in March 2022 without penalty.

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

The Company leases a facility in Tampa, Florida (“Platt St”) under an operating lease (“Platt Street Lease”) with annual rentals of $22,030 to $23,259 plus certain operating expenses. The Platt Street Lease took effect on April 1, 2022 for a term of 36 months. The Platt Street Lease was cancelled without penalty effective October 31, 2023 (see Note 11).

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease, the Hyde Park Lease and the Platt Street Lease on the Condensed Consolidated Balance Sheet. The information related to these leases are presented below:

	As of September 30, 2023			As of December 31, 2022
	Platt Street	2021 Baltimore		Platt Street	2021 Baltimore
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$31,357	$59,561	$90,918	$45,353	$94,309	$139,662
Lease Payable, current	20,673	51,953	72,626	18,741	47,039	65,780
Lease Payable - net of current	11,298	9,221	20,519	27,070	48,871	75,941

The following provides details of the Company’s lease expense:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Platt Street	2021 Baltimore		Hyde Park	Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$5,659	$13,596	$19,255	$-	$5,660	$13,600	$19,260

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Platt Street	2021 Baltimore		Hyde Park	Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$16,826	$40,788	$57,614	$6,251	$11,321	$40,800	$58,372

Other information related to leases is presented below:

	Platt Street	2021 Baltimore
Other Information	Lease	Lease	Total
Operating Leases
Operating cash used	$13,224	$40,788	$54,012
Average remaining lease term	18	14	16
Average discount rate	10.0%	10.0%	10.0%

As of September 30, 2023, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	Platt Street	2021 Baltimore
	Lease	Lease	Total
For Years Ending December 31,
2023	5,659	13,732	19,391
2024	23,103	51,348	74,451
2025	5,814	-	5,814
Total future minimum lease payments, undiscounted	$34,576	$65,080	$99,656
Less: Imputed interest	2,605	3,906	6,511
Present value of future minimum lease payments	$31,971	$61,174	$93,145

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be reported.

There was no income tax expense recorded for the net income for the three months ended September 30, 2023, as the Company can utilize net operating losses to offset the taxable income.

There was no income tax benefit recorded for the losses for the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expenses. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tax years from 2020 through 2022 remain subject to examination by federal and state jurisdictions.

(s) Basic and Diluted Earnings/(Loss) per Share of Common Stock

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

Diluted net income (loss) per share is computed using the weighted average number of shares of Common Stock and dilutive potential Common Stock outstanding during the period. Diluted earnings per common share was the same as basic earnings per common share for the three months ended September 30, 2023 as the average market price of the common share during this period is lower than the exercise price of the potential common shares.

As the Company reported a net loss for the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, Common Stock equivalents were anti-dilutive.

As of September 30, 2023 and 2022, the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options	4,145,000	4,376,737	4,145,000	4,376,737
Warrants to purchase common stock	13,166,712	6,522,461	13,166,712	6,522,461
Pre-funded Warrants to purchase common stock	-	135,135	-	135,135
Unvested Restricted Stock Units	2,795,000	2,795,000	2,795,000	2,795,000
Series C Convertible Preferred Warrants	27,500	27,500	27,500	27,500
Series D Preferred Convertible Stock	36,496	36,496	36,496	36,496
Series F Convertible Preferred Stock	4,371,619	-	4,371,619	-
Total potentially dilutive shares	24,542,327	13,893,329	24,542,327	13,893,329

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

Series F Convertible Preferred Stock

The Preferred Shares are convertible into Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $0.22 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The Company may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.765 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designation are satisfied.

The holders of the Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Preferred Shares have no voting rights on account of the Preferred Shares, other than with respect to certain matters affecting the rights of the Preferred Shares. During the three and nine months ending September 30, 2023, the Company recorded dividends totaling $1,158,051 and $1,690,180, respectively, which are reported as Preferred Stock Dividends on the Condensed Consolidated Statement of Comprehensive Income (Loss).

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Certificate of Designations or Warrants.

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

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. During the nine months ended September 30, 2023, the Company recorded a total discount of $14,087,111 upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $3,149,800, stock issuance costs of $314,311 and the fair value of the Warrants of $10,623,000. When it is deemed probable that the Preferred Shares will be redeemed, the Company will accrete the Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A.

During the three and nine months ended September 30, 2023, the Company recorded a gains of $2,566,900 and $2,251,700 related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company estimated the $898,100 fair value of the bifurcated embedded derivative at September 30, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $0.59 on the valuation date, estimated equity volatility of 130.0%, estimated traded volume volatility of 120.0%, the time to maturity of 0.75 years, a discounted market interest rate of 5.49%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 8.2%.

During the three months ended September 30, 2023, the Company converted $152,149 of the Preferred Shares by issuing 4,101,909 shares of the Company’s Common Stock and the Company issued 871,323 shares of Company’s Common Stock as make-whole dividends resulting in a deemed dividend of $766,503 through installment conversions and proportionately relieved $2,347,852 of discount related to the converted Preferred Shares.

During the nine months ended September 30, 2023, the Company converted $304,296 of the Preferred Shares by issuing 6,450,122 shares of the Company’s Common Stock and the Company issued 871,323 shares of Company’s Common Stock as make-whole dividends resulting in a deemed dividend of $766,503 through installment conversions and proportionately relieved $4,695,704 of discount related to the converted Preferred Shares.

Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors Warrants to purchase 6,651,885 shares of Common Stock, with an exercise price of $2.255 per share (subject to adjustment), for a period of five years from the date of issuance. The Exercise Price and the number of shares issuable upon exercise of the Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of shares issuable upon exercise of the Warrants will be increased proportionately.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the nine months ended September 30, 2023. The fair value of the Warrants of $10,623,000 was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 125.0%; and a risk-free interest rate of 4.09%.

Transaction costs incurred attributable to the issuance of the Warrants of $762,834 were immediately expensed in accordance with ASC 480.

During the three and nine months ended September 30, 2023, the Company recorded a gain of $5,356,000 and $8,166,000 related to the change in fair value of the warrant liabilities which is recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Income (Loss). The fair value of the Warrants of $2,457,000 was estimated at September 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.40 years; equity volatility of 115.0%; and a risk-free interest rate of 4.66%.

Liquidity

As of September 30, 2023, the Company’s cash on hand was $298,318 and marketable securities were $8,174,283. The Company has incurred a total net operating loss of $1,636,391 for the nine months ended September 30, 2023. As of September 30, 2023, the Company had working capital of $4,040,337 and stockholders’ equity of $15,500,682 including an accumulated deficit of $97,085,475. During the nine months ended September 30, 2023, cash flows used in operating activities were $11,047,995 consisting primarily of a net loss of $1,636,391, an increase in prepaid expenses of $697,691, a reduction in trade and other payables of $639,381 and a non-cash change in the fair value of the warrant and derivative liabilities of $10,417,700 offset by non-cash stock-based compensation of $2,341,915. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common and Preferred Stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of September 30, 2023 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	September 30, 2023	December 31, 2022
Accounts Payable – Trade	$1,347,904	$2,356,555
Accrued Expenses	685,936	316,666
	$2,033,840	$2,673,221

Note 5 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 2,162 shares of the Company’s Common Stock. As of September 30, 2023, grants of restricted stock and options to purchase 1,406 shares of Common Stock have been issued pursuant to the 2013 Plan, and 756 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of September 30, 2023, no grants of any kind remain outstanding pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 3,516 shares of the Company’s Common Stock. As of September 30, 2023, grants of restricted stock and options to purchase 2,538 shares of Common Stock have been issued pursuant to the 2017 Plan, and 978 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 560,063 shares of the Company’s Common Stock. As of September 30, 2023, grants of RSUs and restricted stock to purchase 263,026 shares of Common Stock have been issued pursuant to the 2018 Plan, and 297,037 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 7,228,184 shares of the Company’s Common Stock. As of September 30, 2023, grants of RSUs and stock options to purchase 6,994,207 shares of Common Stock have been issued pursuant to the 2021 Plan, and 233,977 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the three months ended September 30, 2023:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2022	4,476,737	$2.64	$2.64	0.64	$-
Granted	3,845,000	1.40	1.29	8.75	$-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled/Expired	(4,176,737)	2.59	2.59	-	-
Balance at September 30, 2023	4,145,000	1.54	1.42	8.47	$-
Exercisable as of September 30, 2023	1,214,999	1.38	1.27	8.82	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.59 for the Company’s common shares on September 30, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022.

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

On September 6, 2023, the Company issued 1,000,000 options to a key employee. The cumulative fair market value of $769,700 as calculated using Black-Scholes (exercise price $0.81 per share, stock price $0.81 per share, volatility of 117.90%, discount rate of 4.44% and a ten-year term). The options will vest upon the achievement of specific performance goals.

The fair-market value of the options will be recognized in the period the vesting event is achieved. As of September 30, 2023, none of the vesting events have occurred.

On September 6, 2023, the Company issued 100,000 options to a key employee. The cumulative fair market value of $76,970 as calculated using Black-Scholes (exercise price $0.81 per share, stock price $0.81 per share, volatility of 117.90%, discount rate of 4.44% and a ten-year term). ½ of the options vested on the grant date, ½ vest on the first anniversary of the grant. The fair-market value of the vested options was amortized upon the issuance of the grant and the remaining options will be amortized over the 12-month vesting cycle.

During the three months ended September 30, 2023 and 2022, the Company incurred stock option expenses totaling $595,576 and $135,620, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred stock option expenses totaling $2,341,915 and $348,868, respectively.

The unamortized stock option expenses as of September 30, 2023 and 2022 totaled $3,213,983 and $568,152, respectively.

Restricted Stock Units

On October 14, 2021, the Compensation Committee of the Board of Directors approved grants totaling 2,795,000 Restricted Stock Units to the Company’s six directors and seven key employees. Each RSU had a grant date fair value of $8.09 which will be amortized upon vesting into administrative expenses within the Condensed Consolidated Statement of Comprehensive Income (Loss). Such RSUs were granted under the 2021 Plan. Vesting of each RSU is:

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

As of September 30, 2023, none of the vesting milestones have been met.

On June 28, 2023, 73,776 vested restricted stock units were exchanged for 73,776 shares of the Company Common Stock.

The following is the status of outstanding unvested restricted stock units outstanding as of September 30, 2023 and the changes for the nine months ended September 30, 2023:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2022	2,795,000	$8.09
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at September 30, 2023	2,795,000	$8.09

As of September 30, 2023, the unamortized value of the RSUs was $22,611,550.

Note 6 – Equity

Authorized Capital Stock

The Company’s authorized capital stock consists of 550,000,000 shares, of which 500,000,000 are shares of Common Stock, without par value (the “Common Stock”), and 50,000,000 are shares of preferred stock, without par value, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock and 15,000 of which have been designated as Series F Convertible Preferred Stock (the “Series F Preferred Stock”). As of September 30, 2023 and December 31, 2022, there were 47,000,365 and 39,470,009 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares of Series D Preferred Stock issued and outstanding and warrants to purchase Series C Preferred Stock convertible into 27,500 shares of Common Stock issued and outstanding as of September 30, 2023 and December 31, 2022. There were 9,859 and 0 shares of Series F Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2023.

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

As of September 30, 2023, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 36,496 underlying shares of the Company Common Stock.

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

As of September 30, 2023, the Company had 47,000,365 shares of Common Stock issued and outstanding. During the nine months ended September 30, 2023 issued 7,321,445 shares of common stock as installment conversions for the Series F Convertible Preferred.

Common Stock Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	6,514,827	$4.93	3.63	$-
Issued	6,651,885	2.255	4.40	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at September 30, 2023	13,166,712	$3.58	3.65	$-
Exercisable as of September 30, 2023	13,166,712	$3.58	3.65	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.59 for the Company’s common shares on September 30, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022. All warrants were vested on date of grant.

Pursuant to the February 2023 Offering, the Company issued to investors Warrants to purchase 6,651,885 shares of Common Stock, with an exercise price of $2.255 per share (subject to adjustment), for a period of five years from the date of issuance. The Exercise Price and the number of shares issuable upon exercise of the Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of shares issuable upon exercise of the Warrants will be increased proportionately. (Note 3)

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the nine months ended September 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	135,135	$0.002	-	$155,135
Issued	-	-	-	-
Exercised	(135,135)	0.002	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at September 30, 2023	-	$-	-	$-
Exercisable as of September 30, 2023	-	$-	-	$-

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $0.59 for the Company’s common shares on September 30, 2023 and the closing stock price of $1.15 for Common Stock on December 31, 2022.

On April 27, 2023, a holder exercised 135,135 pre-funded warrants for 135,135 shares of Company Common Stock for net proceeds of $0.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	27,500	$8.00	1.94	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at September 30, 2023	27,500	$8.00	1.45	$-
Exercisable as of September 30, 2023	27,500	$8.00	1.45	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.59 for the Company’s common shares on September 30, 2023 and the closing stock price of $1.15 for the Company’s common shares on December 31, 2022. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 7 – Commitments and Contingencies

Scientific Advisory Board

On February 1, 2021, the Company formed the Scientific Advisory Board to (i) provide strategic advice and make recommendations to management regarding current and planned research and development programs, (ii) advise management regarding the scientific merit of technology or products involved in licensing and acquisition opportunities and (iii) provide strategic advice to management regarding emerging science and technology issues and trends. During the three months ended September 30, 2023 and 2022, the Company incurred costs of $0 and $40,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred costs of $0 and $138,000, respectively. These expenses are included in Research and Development Expenses on the Condensed Consolidated Statement of Comprehensive Income (Loss). The Scientific Advisory Board was disbanded effective September 30, 2022.

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

On March 1, 2022, Mr. Akers filed a second action against MyMD in the Superior Court of New Jersey, Law Division, Gloucester County (the “Second Raymond Akers Action”) again asserting one common law whistleblower retaliation claim against the Company. The Company plans to vigorously defend the claims made in the Second Raymond Akers Action.

On May 27, 2022, the Court granted-in-part and denied-in-part MyMD’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, MyMD filed its Answer, which included affirmative defenses. As of September 30, 2023, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred.

Note 8 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements as of September 30, 2023 and 2022.

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

The Company made matching contributions to the 401(k) Plan during the three months ended September 30, 2023 and 2022 of $11,435 and $6,498, respectively. The Company made matching contributions to the 401(k) Plan during the nine months ended September 30, 2023 and 2022 of $36,113 and $30,517, respectively.

Note 10—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to these agreements as of September 30, 2023 and 2022.

Note 11—Subsequent Events

NASDAQ Capital Market Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On October 11, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days between August 29, 2023, to October 10, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until April 8, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market

Platt Street Lease

Effective October 31, 2023, the Company cancelled the Platt Street Lease without penalty. As of October 31, 2023, Lease Right-of-Use assets were reduced by $29,736 and Lease Liabilities were reduced by $30,351 and a charge of $615 was recorded to General and Administrative Expenses.

Reduction in Workforce

During October 2023, the Company implemented a reduction in workforce, eliminating three of the Company’s ten employees. Separated employees were granted a severance package equal to one-quarter of their annual salary and will result in the recognition of $104,000 in personnel expenses in October 2023.

On June 7, 2023, the Company granted the employees options to purchase an aggregate of 230,000 shares of Common Stock with an exercise price of $1.66 per share. As consideration for a waiver and release in their separation agreements, the Company amended the employees’ respective June 7, 2023 option agreements to accelerate vesting of the portion of optioned shares that otherwise would have vested upon the first and second anniversaries of the date of grant. The options have an exercise period of twelve months from the date of separation.

Executive Officer Contract Amendments and Separations

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Chris Chapman, its President and Chief Medical Officer, providing for Dr. Chapman’s annual base salary to be adjusted from five hundred thousand dollars ($500,000) (the “Full Base Salary”) to two hundred fifty thousand dollars ($250,000) in cash per annum, until payment of his Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Christopher C. Schreiber, a Director and the Company’s former Executive Chairman, providing for Mr. Schreiber’s annual fee to be adjusted from three hundred thousand dollars ($300,000) (the “Full Fee”) to sixty thousand dollars ($60,000) in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash. The amendment also clarified that Mr. Schreiber’s title is “Director.”

Effective November 13, 2023, the Company entered into a mutual employment separation agreement with Paul M. Rivard, its Chief Legal Officer. The separation agreement provides for a lump-sum severance payment equal to three months of his normal base salary in exchange for a waiver and release. The separation agreement further provides that Mr. Rivard will be deemed a contractor providing services to the Company for purposes of any awards previously granted to him under the 2021 Plan if at the relevant time(s) he is providing services to the Company while under the employ of a law firm representing the Company.

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Adam Kaplin, its Chief Scientific Officer, providing that Dr. Kaplin’s employment shall have an initial term of four months, which the parties may mutually agree to extend for additional consecutive terms of one month each. The amendment further provides that, in the event of a termination without cause by the Company prior to the end of the initial term, Dr. Kaplin shall receive his monthly base salary through the end of the initial term. The amendment further provides that all outstanding and unvested shares granted pursuant to the Nonqualified Stock Option Agreement, dated June 7, 2023, between the Company and Dr. Kaplin shall accelerate upon the termination of Dr. Kaplin’s employment. Dr. Kaplin’s amendment further provides that, in the event of a termination without cause for any reason prior to the end of the first renewal term following the end of the initial term, the Company will continue to cover the costs of Dr. Kaplin’s health insurance coverage through the end of the first renewal term, subject to the execution and timely return of a release.

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

Overview

MyMD Pharmaceuticals, Inc. (Nasdaq: MYMD), is a clinical stage biopharma company developing groundbreaking therapies for the treatment of serious and debilitating autoimmune and inflammatory diseases. MyMD’s lead clinical candidate, MYMD-1®, is an orally available next-generation TNF-α inhibitor with the potential to transform the way that TNF-α based diseases are treated. TNF-α is an immune modulating cytokine whose dysregulation can lead to prolonged inflammatory responses and is known to drive disease in a range of autoimmune and inflammatory disorders. While currently available TNF-alpha inhibitors, all of which are biologics, have improved outcomes, not all patients respond to them, and these inhibitors come with black box warnings around the risk of serious infections leading to hospitalization and death. Additionally, there are no approved oral TNF-α inhibitors.

We believe that MYMD-1®, with its small molecule design, improved safety profile and ability to cross the blood brain barrier, has the promise to provide meaningful therapeutic solutions to patients not served by current TNF-α inhibitors and as a potential therapy for central nervous system (“CNS”) based inflammatory and autoimmune diseases.

We believe that our preclinical data, as well as from independent research laboratories, supports the use of MYMD-1® across a range of serious inflammatory and TNF-α mediated diseases. Results indicate that MYMD-1® treatment almost completely prevented muscle wasting (frailty) and prolonged lifespan in old mice; MYMD-1® exhibited significantly more potent anti-inflammatory effects than Enbrel in a collagen antibody induced arthritis (“CAIA”) model of rheumatoid arthritis (“RA”), the industry standard for evaluating RA therapeutics; MYMD-1® decreased the incidence and severity of disease in an in vivo model of Hashimoto’s thyroiditis, and MYMD-1® improved the course of disease in an in vivo model of multiple sclerosis (“MS”) without causing global immunosuppression or toxicity.

MYMD-1® has also demonstrated its potential to slow the aging process and extend healthy lifespan. In the Phase 1 dose-ranging study of MYMD-1® in healthy volunteers, treatment with MYMD-1® led to a statistically significant decrease in TNF-alpha levels (p-value <0.05) compared to placebo. In the Phase 2 multi-center double-blind, placebo controlled, randomized study (NCT05283486) to investigate the efficacy, tolerability and pharmacokinetics of MYMD-1® in the treatment of chronic inflammation associated with sarcopenia/frailty in participants aged 65 years or older, both primary endpoints were made. MYMD-1® significantly reduced serum levels of three biomarkers: TNF-α (P=0.008), sTNFR1 (P=0.02), and IL-6 (P=0.03) and maintained appropriate plasma concentrations and parameters in pharmacokinetic evaluations. The study also achieved all secondary endpoints related to safety and tolerability with no treatment-emergent adverse events or serious adverse events in the study. We believe that the Phase 2 results support the unique advantages of MYMD-1® as the first oral, selective TNF-α inhibitor candidate and a potential future treatment option for sarcopenia and other autoimmune conditions with large markets such as rheumatoid arthritis.

The U.S. Food and Drug Administration (“FDA”) recently accepted the Company’s Investigational New Drug Application (“IND”) to evaluate the safety, efficacy, pharmacodynamics and pharmacokinetics of oral TNF-α inhibitor MYMD-1® in patients with active RA. The application was based on preclinical data showing that MYMD-1® significantly reduced swelling and other clinical arthritis measures compared to widely used RA therapy, Enbrel® (etanercept). Statistically significant biomarker data from the Phase 2 study in sarcopenia show MYMD-1® has the potential to disrupt the TNF-α inhibitor market and offer therapeutic benefit to patients with a range of chronic inflammatory conditions. The Company plans to initiate discussions with clinical research organization (“CRO”) vendor IQVIA on timing of a Phase 2 study in this indication. Additionally, study results shared at the Society of Toxicology 2023 Annual Meeting comparing MYMD-1® to placebo were very highly significant and showed MYMD-1® reduced histopathological changes and the severity of standard arthritis clinical trial measures. The double-blind, placebo-controlled study will be investigating the efficacy, tolerability, and pharmacokinetics of MYMD-1® in the treatment of participants with RA. Primary endpoints include demonstrating MYMD-1® added to MTX, in participants with moderate-to-severe active RA is effective for reduction of signs and symptoms of rheumatoid arthritis at 12 weeks, and to evaluate the biological activity of MYMD-1® added to methotrexate (“MTX”), in participants with moderate-to-severe active RA.

MyMD plans to present the data to FDA and intends to advance the clinical program for MYMD-1® based on the guidance received by the Agency.

Additionally, MyMD plans to submit annual reports to the Agency for Hashimoto’s Thyroiditis and Sarcopenia. Lastly, MyMD recently completed a reproductive study, A Dose Range-Finding Embryo-fetal Development Study of MYMD-1® by Oral (Gavage) in Rats, with Charles River Laboratories Inc. Results indicate that there were no MYMD-1®-related fetal external malformations or variations.

MyMD’s second therapeutic candidate is Supera-CBD, a novel, synthetic, non-toxic cannabidiol (“CBD”) analog that is 8000 times more potent a cannabinoid type 2 (“CB2”) receptor agonist (activator) than plant-based CBD. The U.S. Drug Enforcement Administration (“DEA”)’s scientific review concluded Supera-CBD will not be considered a controlled substance or listed chemical under the Controlled Substances Act (“CSA”) and its governing regulations or require scheduling during development. In addition to its potential role in managing addiction, anxiety, chronic pain and seizures, Supera-CBD has also been shown to have anti-inflammatory effects.

Our management believes that the Company has built a diversified, high-value IP portfolio and should be able to achieve value-generating milestones using funds currently on hand. MyMD has assembled a leadership team with a proven track record in the discovery, development and clinical evaluation of groundbreaking therapies that transform patient care. MyMD also has collaborations with institutions including the Johns Hopkins University School of Medicine which recently resulted in publication of a preclinical study in Journal of Gerontology: Biological Sciences, showing that MYMD-1® demonstrated four-fold greater improvements than rapamycin in delaying aging and extending the life of mice who began treatment at the human equivalent of 60 years of age.

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

At the Company’s annual meeting of stockholders held on July 31, 2023, the stockholders approved a plan to merge the Company with and into a newly formed wholly-owned subsidiary, MyMD Pharmaceuticals, Inc., a Delaware corporation (“MyMD Delaware”), with MyMD Delaware being the surviving corporation, for the purpose of changing the Company’s state of incorporation from New Jersey to Delaware (the “Reincorporation”). As of the date of this Quarterly Report on Form 10-Q, MyMD Delaware has been formed in the State of Delaware and the Company is in the process of completing the Reincorporation.

Reduction in Workforce

During October 2023, the Company implemented a reduction in workforce, eliminating three of the Company’s ten employees. Separated employees were granted a severance package equal to one-quarter of their annual salary and will result in the recognition of $104,000 in personnel expenses in October 2023.

On June 7, 2023, the Company granted the employees options to purchase an aggregate of 230,000 shares of Common Stock with an exercise price of $1.66 per share. As consideration for a waiver and release in their separation agreements, the Company amended the employees’ respective June 7, 2023 option agreements to accelerate vesting of the portion of optioned shares that otherwise would have vested upon the first and second anniversaries of the date of grant. The options have an exercise period of twelve months from the date of separation.

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

Three of our five employees are principally involved in research and development activities for either MYMD-1 or Supera-CBD. Their salaries, wages and benefits are captured as a component of research and development but not allocated to specific projects.

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

Although treated as components of general and administrative expenses, we have chosen to disclose the following significant items separately:

Stock Based Compensation

Stock-based compensation includes the fair market value, as determined by Black-Scholes option pricing model, of stock options issued to key staff and consultants.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2023 and 2022

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
Description	2023	2022
Operating Expenses
General and Administrative	$1,334,690	$1,554,244
Research and Development	1,912,322	1,803,229
Stock-Based Compensation	595,576	352,417
Total Operating Expenses	3,842,588	3,709,893
Loss from Operations	(3,842,588)	(3,709,893)
Other Income (Expense), net	7,885,582	(16,152)
Net Income/(Loss)	$4,042,994	$(3,693,741)

Revenue

We had no revenue from operations during the three months ended September 30, 2023 and 2022.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
Description	2023	2022
Personnel Costs	$337,948	$331,647
Professional Service Costs	351,430	549,321
Stock Market & Investor Relations Costs	257,740	209,959
Other Administrative Costs	387,572	463,317
Total General and Administrative Expenses	$1,334,690	$1,554,244

Personnel costs increased $6,301 during the three months ended September 30, 2023. Certain salaries, bonuses and related payroll expenses are allocated to the appropriate department based upon the employee’s responsibilities.

Professional services costs decreased $197,891 during the three months ended September 30, 2023. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to a decrease in fees for legal and general consulting services.

Stock market and investor relations costs increased $47,781 during the three months ended September 30, 2023. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings. The increase is primarily due to the costs associated with the 2023 annual shareholder meeting.

Other administrative expenses decreased $75,745 during the three months ended September 30, 2023. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. The decrease is associated with a reduction in business insurance expenses and smaller decreases across a range of administrative expense categories.

Stock-Based Compensation

For the three months ended September 30, 2023 and 2022, we recognized $595,576 and $352,417 for stock-based compensation for options issued during 2022 and 2023.to directors, officers and key staff members.

Warrant Issuance Expenses

There were no warrant issuance expenses for the three months ended September 30, 2023 and 2022.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
Description	2023	2022
Salaries and Wages	$575,772	$416,739
Development Programs	1,153,178	556,265
Professional Services	95,010	97,254
Regulatory Expenses	12,684	732,971
Other Research and Development Expenses	75,678	-
Total Research and Development Expenses	$1,912,322	$1,803,229

Salaries and wages increased $159,033 during the three months ended September 30, 2023. During the three months ended September 30, 2023, a salary was adjusted for a key employee retroactively to January 1, 2023. Certain salaries, bonuses and related payroll expenses are allocated to the appropriate department based upon the employee’s responsibilities.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $596,911 during the three months ended September 30, 2023 primarily due to the completion of the Phase II study for Sarcopenia and the preparation of the results data.

Professional services costs decreased $2,244 during the three months ended September 30, 2023. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $720,287 during the three months ended September 30, 2023. These expenses are allocated to specific development programs during the three months ended September 30, 2023 and are now included in the Development Programs total described above. During the three months ended September 30, 2022 regulatory expenses included clinical research organizations (CRO) and regulatory consulting fees associated with the Phase II clinical study design, protocol preparation and the maintenance of the investigator brochures for the Rheumatoid Arthritis trial.

Other research and development expenses increased $75,678 during the three months ended September 30, 2023. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The increase during the three months ended September 30, 2023 is primarily related to expenses for shipping costs and travel.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
Description	2023	2022
Interest and Dividend Income	$(139,056)	$(15,453)
Loss on Sale of Marketable Securities	500	1,200
Gain on changes in fair value of Marketable Securities	(2,324)	(1,899)
Gain on changes in fair value of Derivative Liabilities	(2,566,900)	-
Gain on changes in fair value of Warrant Liabilities	(5,356,000)	-
Casualty Loss	178,198	-
Total Other (Income)/Expense	$(7,885,582)	$(16,152)

Other income, net of expenses, totaled $7,885,582 for the three months ended September 30, 2023, and other income, net of expenses, totaled $16,152 for the three months ended September 30, 2022.

During the three months ended September 30, 2023 and 2022 interest and dividend income totaled $139,056 and 15,453. The changes in fair value of our marketable securities and realized losses from the sale of marketable securities were primarily the result of rising interest rates and the availability of cash for investments.

During the three months ended September 30, 2023, we recorded a gain of $2,566,900 related to the change in fair value of the derivative liabilities. We estimated the $898,100 fair value of the bifurcated embedded derivative at September 30, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $0.59 on the valuation date, estimated equity volatility of 130.0%, estimated traded volume volatility of 120.0%, the time to maturity of 0.75 year, a discounted market interest rate of 5.49%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 8.2%.

During the three months ended September 30, 2023, we recorded a gain of $5,356,000 related to the change in fair value of the warrant liabilities. The fair value of the Warrants of approximately $2,457,000 was estimated at September 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.40 years; equity volatility of 115.0%; and a risk-free interest rate of 4.66%.

For the three months ended September 30, 2023, we identified a casualty loss of $178,198 related to wire fraud due to a compromised electronic mail account. This incident occurred on May 17, 2023 and was discovered on July 20, 2023 when the vendor notified us of a delinquent invoice. We filed an insurance claim with our carrier on November 9, 2023 and an investigation is pending. During the nine months ended September 30, 2022, we recovered $4,442 from a financial institution involved in an October, 2021 incident.

Summary of Statements of Operations for the Nine Months Ended September 30, 2023 and 2022

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
Description	2023	2022
Operating Expenses
General and Administrative	$4,202,594	$4,296,119
Research and Development	4,907,196	6,596,942
Stock-Based Compensation	2,341,915	581,663
Warrant Issuance Expenses	762,834	-
Total Operating Expenses	12,214,539	11,474,724
Loss from Operations	(12,214,539)	(11,474,724)
Other Income (Expense), net	10,578,148	(22,906)
Net Loss	$(1,636,391)	$(11,451,818)

Revenue

We had no revenue from operations during the nine months ended September 30, 2023 and 2022.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
Description	2023	2022
Personnel Costs	$1,022,522	$994,219
Professional Service Costs	799,320	1,232,703
Stock Market & Investor Relations Costs	667,101	727,975
Other Administrative Costs	1,713,651	1,341,222
Total General and Administrative Expense	$4,202,594	$4,296,119

Personnel costs increased $28,303 during the nine months ended September 30, 2023. A salary was adjusted retroactively to January 1, 2023 for a corporate officer. Certain salaries, bonuses and related payroll expenses are allocated to the appropriate department based upon the employee’s responsibilities.

Professional services costs decreased $433,383 during the nine months ended September 30, 2023. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to a decrease in the use of outside consultants, reduced fees for accounting services related to our annual audit and quarterly reviews and a reduction in legal expenses.

Stock market and investor relations costs decreased $60,874 during the nine months ended September 30, 2023. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings. The decrease is associated with the elimination of several investor relations programs that were not performing as expected during 2022.

Other administrative expenses increased $372,429 during the nine months ended September 30, 2023. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. The increase is associated with a reimbursement of expenses to a related party as authorized by the Board of Directors in April 2023.

Stock-Based Compensation

For the nine months ended September 30, 2023 and 2022, we recognized $2,341,915 and $581,663 for stock-based compensation for options issued during 2022 and 2023.to directors, officers, key staff members and external consultants.

Warrant Issuance Expenses

During the nine months ended September 30, 2023, we issued February 2023 Warrants to purchase up to 6,651,885 shares of Common Stock in connection with the February 2023 Offering. The portion of the fees and offering expenses incurred in connection with the February 2023 Offering attributable to the issuance of the February 2023 Warrants totaled $762,834.

There were no warrant issuance expenses for the nine months ended September 30, 2022.

Research and Development Expenses

The table below summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
Description	2023	2022
Salaries and Wages	$1,365,490	$843,933
Development Programs	3,148,782	2,782,561
Professional Services	231,634	108,680
Regulatory Expenses	19,784	2,852,145
Other Research and Development Expenses	141,506	9,623
Total Research and Development Expenses	$4,907,196	$6,596,942

Salaries and wages increased $521,557 during the nine months ended September 30, 2023. A salary was adjusted retroactively to January 1, 2023 for a corporate officer and bonuses were awarded to key employees.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $366,221 during the nine months ended September 30, 2023 primarily due to the completion of the Phase II study for Sarcopenia and the preparation of the results data.

Professional services costs increased $122,954 during the nine months ended September 30, 2023. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $2,832,3631 during the nine months ended September 30, 2023. These expenses are allocated to specific development programs during the three months ended September 30, 2023 and are now included in the Development Programs total described above. During the nine months ended September 30, 2022 regulatory expenses included clinical research organizations (CRO) and regulatory consulting fees associated with the Phase II clinical study design, protocol preparation and the maintenance of the investigator brochures for the Rheumatoid Arthritis trial.

Other research and development expenses increased $131,883 during the nine months ended September 30, 2023. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The increase during the nine months ended September 30, 2023 is primarily related to expenses for freight, seminars and travel.

Other Income and Expense

The table below summarizes our other income and expenses for the nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
Description	2023	2022
Interest and Dividend Income	$(339,731)	$(21,559)
Loss on Sale of Marketable Securities	714	4,849
Loss on changes in fair value of Marketable Securities	371	(1,754)
Loss on changes in fair value of Derivative Liabilities	(2,251,700)	-
Gain on changes in fair value of Warrant Liabilities	(8,166,000)	-
Casualty Loss/(Gain)	178,198	(4,442)
Total Other (Income), net of expenses	$(10,578,148)	$(22,906)

Other income, net of expenses, totaled $10,578,148 and $22,906 for the nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023 interest and dividend income, the changes in fair value of our investments and realized losses from the sale of investments were primarily the result of rising interest rates and the increased availability of cash for investments.

During the three months ended September 30, 2023, we recorded a gain of $2,251,700 related to the change in fair value of the derivative liabilities. We estimated the $898,100 fair value of the bifurcated embedded derivative at September 30, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $0.59 on the valuation date, estimated equity volatility of 130.0%, estimated traded volume volatility of 120.0%, the time to maturity of 0.75 year, a discounted market interest rate of 5.49%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 8.2%.

During the three months ended September 30, 2023, we recorded a gain of $8,166,000 related to the change in fair value of the warrant liabilities. The fair value of the Warrants of approximately $2,457,000 was estimated at September 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.40 years; equity volatility of 115.0%; and a risk-free interest rate of 4.66%.

For the nine months ended September 30, 2023, we identified a casualty loss of $178,198 related to wire fraud due to a compromised electronic mail account. This incident occurred on May 17, 2023 and was discovered on July 20, 2023 when the vendor notified us of a delinquent invoice. We filed an insurance claim with our carrier on November 9, 2023 and an investigation is pending. During the nine months ended September 30, 2022, we recovered $4,442 from a financial institution involved in an October, 2021 incident.

Liquidity and Capital Resources

As of September 30, 2023, the Company’s cash on hand was $298,318 and marketable securities were $8,174,283. The Company has incurred a net loss from operations of $1,636,391 for the nine months ended September 30, 2023. As of September 30, 2023, the Company had working capital of $4,040,337 and stockholders’ equity of $15,500,682 including an accumulated deficit of $97,085,475. During the nine months ended September 30, 2023, cash flows used in operating activities were $11,047,995 consisting primarily of a net loss of $1,636,391, an increase in prepaid expenses of $697,691, a reduction in trade and other payables of $639,381 and a non-cash change in the fair value of the warrant and derivative liabilities of $10,417,700 offset by non-cash stock based compensation of $2,341,915. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock, Preferred Stock and warrants in public and private placements.

Holders of the Company’s Series F Preferred Shares (as defined below) are entitled to certain dividends and amortization payments as described in the section titled “Series F Preferred Shares” below. Each payment may be made in cash or, at the Company’s option and subject to certain conditions, either in shares of Common Stock in an amount based on the Conversion Price (as defined below) in effect at the time that such payment is due or in a combination of cash and shares of Common Stock. If the Company elects to make all payments to the holders of the Series F Preferred Shares that fall due within the twelve-month period following September 30, 2023 in cash, the Company estimates that it will pay to the holders of the Series F Preferred Shares up to $14.3 million, assuming that a Triggering Event (as defined in the Certificate of Designation) has not occurred. The dividend rate is subject to adjustment, and the actual amount due to the holders of the Series F Preferred Shares may exceed such amount. If the Company elects to make all such payments in shares of Common Stock, based on the Conversion Price of $2.255 per share of Common Stock in effect as of September 30, 2023 and 9,859 shares of Series F Preferred Stock outstanding as of September 30, 2023, the Company estimates that it will issue to the holders of the Series F Preferred Shares up to 4.4 million shares of Common Stock. The Conversion Price is subject to adjustment, including based on the market price of the Company’s Common Stock during the thirty trading day period immediately prior to the date on which a payment is due to the holders of the Series F Preferred Shares, and the actual number of shares issuable to the holders of the Series F Preferred Shares may exceed such number. For more information regarding payments due to the holders of the Series F Preferred Shares, see the section titled “Series F Preferred Shares” below.

Management has evaluated the Company’s current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of September 30, 2023 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

In November 2023, we amended the employment agreements of certain executive officers. We also reduced the overall compensation paid to the Company’s directors and entered into a mutual employment separation agreement with one executive officer. For more information, see Part II, Item 5 below.

Operating Activities

During the nine months ended September 30, 2023, cash flows used in operating activities were $11,047,995 consisting primarily of a net loss of $1,636,391, an increase in prepaid expenses of $697,691, a reduction in trade and other payables of $639,381 and a non-cash change in the fair value of the warrant and derivative liabilities of $10,417,700 offset by non-cash stock based compensation of $2,341,915.

Our net cash used by operating activities totaled $10,021,664 during the nine months ended September 30, 2022. Net cash used consisted principally of the net loss of $11,451,818 partially offset by non-cash stock based compensation of $581,663 and an increase in trade and other payables of $730,683.

Investing Activities

Our net cash used in investing activities totaled $4,088,466 for the nine months ended September 30, 2023 as compared to cash provided by investing activities totaling $4,225,595 during the nine months ended September 30, 2022. During the nine months ended September 30, 2023 we purchased securities totaling $13,338,466 and sold securities totaling $9,250,000. During the nine months ended September 30, 2022 we purchased securities totaling $4,774,405 and sold securities totaling $9,000,000.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $14,685,689, which consisted of the net proceeds from the sale of the Series F Preferred Shares, net of offering costs. Net cash provided by financing activities during the nine months ended September 30, 2022 was $5,550,028.

August 2022 Offering

On August 15, 2022, we entered into a securities purchase agreement (the “August 2022 SPA”) with certain accredited and institutional investors pursuant to which we agreed to issue 1,411,764 shares of Common Stock (the “August 2022 Shares”) in a registered direct offering and unregistered warrants to purchase up to an aggregate of 1,411,764 shares of Common Stock in a concurrent private placement (the “August 2022 Warrants”). The August 2022 Warrants have an exercise price of $5.25 per share, became exercisable six months following the date of issuance and have a term of exercise equal to five years from the initial exercise date. We received net proceeds from the sale of the August 2022 Shares and the August 2022 Warrants, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.5 million. As of September 30, 2023, none of the August 2022 Warrants have been exercised and 1,411,764 of the August 2022 Warrants remain outstanding.

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

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designation. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designation), the Series F Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series F Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Series F Preferred Shares at a premium set forth in the Certificate of Designation. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series F Preferred Shares have no voting rights on account of the Series F Preferred Shares, other than with respect to certain matters affecting the rights of the Series F Preferred Shares. During the three and nine months ending September 30, 2023, the Company recorded dividends totaling $1,158,051 and 1,690,180, which are reported as Preferred Stock Dividends on the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

February 2023 Warrants

The February 2023 Warrants are exercisable immediately upon issuance at an exercise price of $2.255 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately. There is no established public trading market for the February 2023 Warrants and the Company does not intend to list the February 2023 Warrants on any national securities exchange or nationally recognized trading system.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(c) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a description of certain legal proceedings, please read Note 7 to the interim condensed consolidated financial statements, which information is incorporated herein by reference.

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

We do not satisfy all continued listing requirements of Nasdaq. There can be no assurance that we will be able to comply with the continued listing requirements of Nasdaq.

As previously disclosed, on October 11, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice had no immediate effect on the listing of our Common Stock and our Common Stock will continue to be listed on Nasdaq under the symbol “MYMD.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until April 8, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before April 8, 2024, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us with a written confirmation of compliance with the Minimum Bid Price Requirement.

If we do not regain compliance with the Minimum Bid Price Requirement by April 8, 2024, we may be eligible for an additional 180-day compliance period, provided that on the 180th day of the first compliance period we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and notifies Nasdaq of our intent to cure the deficiency with the Minimum Bid Price Requirement during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance with the Minimum Bid Price Requirement when required, Nasdaq will provide written notification to us that our Common Stock is subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

We intend to actively monitor the bid price for our Common Stock between now and April 8, 2024, and will consider our available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements.

If Nasdaq delists our shares of Common Stock or warrants from trading on its exchange for failure to meet Nasdaq’s listing requirements, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Currently, MyMD has 16 issued U.S. patents, 63 foreign patents, three pending U.S. patent applications and 11 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2023, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Executive Officer Contract Amendments and Separations

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Chris Chapman, its President and Chief Medical Officer, providing for Dr. Chapman’s annual base salary to be adjusted from five hundred thousand dollars ($500,000) (the “Full Base Salary”) to two hundred fifty thousand dollars ($250,000) in cash per annum, until payment of the Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Christopher C. Schreiber, a Director and the Company’s former Executive Chairman, providing for Mr. Schreiber’s annual fee to be adjusted from three hundred thousand dollars ($300,000) (the “Full Fee”) to sixty thousand dollars ($60,000) in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash. The amendment also clarified that Mr. Schreiber’s title is “Director.”

Effective November 13, 2023, the Company entered into a mutual employment separation agreements with Paul M. Rivard, its Chief Legal Officer. The separation agreement provides for a lump-sum severance payment equal to three months of his normal base salary in exchange for a waiver and release. The separation agreement further provides that Mr. Rivard will be deemed a contractor providing services to the Company for purposes of any awards previously granted to him under the 2021 Plan if at the relevant time(s) he is providing services to the Company while under the employ of a law firm representing the Company.

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Adam Kaplin, its Chief Scientific Officer, providing that Dr. Kaplin’s employment shall have an initial term of four months, which the parties may mutually agree to extend for additional consecutive terms of one month each. The amendment further provides that, in the event of a termination without cause by the Company prior to the end of the initial term, Dr. Kaplin shall receive his monthly base salary through the end of the initial term. The amendment further provides that all outstanding and unvested shares granted pursuant to the Nonqualified Stock Option Agreement, dated June 7, 2023, between the Company and Dr. Kaplin shall accelerate upon the termination of Dr. Kaplin’s employment. Dr. Kaplin’s amendment further provides that, in the event of a termination without cause for any reason prior to the end of the first renewal term following the end of the initial term, the Company will continue to cover the costs of Dr. Kaplin’s health insurance coverage through the end of the first renewal term, subject to the execution and timely return of a release.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021)

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.3	Amended and Restated Bylaws of MyMD Pharmaceuticals, Inc., effective April 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.4	Form of Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.1*+	Seventh Amendment to Employment Agreement, dated September 6, 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Chris Chapman.

10.2#+	Eighth Amendment to Employment Agreement, dated November 13 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Chris Chapman.

10.3#+	Fourth Amendment to Employment Agreement, dated November 13, 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Adam Kaplin.

10.4#+	Employment Mutual Separation Agreement, dated November 13, 2023, by and between MyMD Pharmaceuticals, Inc. and Paul M. Rivard.

10.5#+	First Amendment to Agreement, dated November 13, 2023, by and between MyMD Pharmaceuticals, Inc. and Christopher C. Schreiber.

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

# Management contract or compensatory plan or arrangement

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

MYMD PHARMACEUTICALS, INC.

Date: November 14, 2023	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

