Form 10-K
period 2023-12-31
MyMD Pharmaceuticals, Inc.
filed 2024-04-01
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-36268

MyMD Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

855 N. Wolfe Street, Suite 601 Baltimore, MD	21205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock, par value $0.001 per share	MYMD	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, based on a closing price of $45.00 was $63 million.

As of March 29, 2024, the registrant had 2,157,632 shares of its Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Reincorporation

On March 4, 2024 (the “Effective Date”), MyMD Pharmaceuticals, Inc., a New Jersey corporation (“MyMD New Jersey” or, prior to the Reincorporation (as defined below), the “Company”) merged with and into its wholly-owned subsidiary, MyMD Pharmaceuticals, Inc., a Delaware corporation (“MyMD Delaware” or, following the Reincorporation, the “Company”), with MyMD Delaware being the surviving corporation, pursuant to that certain Agreement and Plan of Merger, dated as of March 4, 2024, by and between MyMD New Jersey and MyMD Delaware (the “Plan of Merger”), for the purpose of changing the Company’s state of incorporation from New Jersey to Delaware (the “Reincorporation”). The Plan of Merger and the Reincorporation were approved by the Company’s stockholders at the 2023 annual meeting of stockholders, held on July 31, 2023 (the “2023 Annual Meeting”).

MyMD Delaware is deemed to be the successor issuer of MyMD New Jersey under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

The Reincorporation did not result in any change in the Company’s name, business, management, fiscal year, accounting, location of the principal executive offices, assets or liabilities. In addition, the Company’s common stock retains the same CUSIP number and continues to trade on the Nasdaq Capital Market under the symbol “MYMD.”

As of the Effective Date of the Reincorporation, the rights of the Company’s stockholders are governed by the Delaware General Corporation Law, the MyMD Delaware Certificate of Incorporation, and the Bylaws of MyMD Delaware.

See Note 1 of the Consolidated Financial Statements for additional information.

Reverse Stock Split

Effective as of 4:05 p.m. Eastern Standard Time on February 14, 2024, we effected a one-for-thirty reverse stock split of our common stock (the “Reverse Stock Split”). Simultaneously with the Reverse Stock Split, number of shares of our common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. All share and per share information in this report have been retroactively adjusted to reflect the Reverse Stock Split.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) and the documents we have filed with the Securities and Exchange Commission (which we refer to herein as the “SEC”) that are incorporated by reference herein contain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “future,” “guides,” “intends,” “is confident that,”, “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

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

These risks and uncertainties include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our shareholders;

●	our ability to realize the intended benefits of the Merger (as defined below) and the Contribution Transaction (as defined below);

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	delisting of our Common Stock from the Nasdaq Capital Market;

●	the availability of and our ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including MYMD-1, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of public health emergencies such as the COVID-19 pandemic on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of public health emergencies such as the COVID-19 pandemic on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	emerging competition and rapidly advancing technology in our industry;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	the outcome of litigation or other proceedings to which are subject as described in the “Legal Proceedings” section of this Annual Report on Form 10-K, or to we may become subject to in the future;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	changes in the market acceptance of our products and services;

●	our compliance with all laws, rules, and regulations applicable to our business and drug product candidates;

●	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	other risks, including those described in the “Risk Factors” section of this Annual Report.

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

PART I

Item 1. Business.

MyMD is a clinical stage pharmaceutical company committed to extending healthy lifespan. MyMD is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD:

●	MYMD-1 is a clinical stage small molecule that regulates the immunometabolic system to treat autoimmune disease, including (but not limited to) rheumatoid arthritis, and inflammatory bowel disease. MYMD-1 is being developed to treat age-related illnesses such as frailty and sarcopenia. MYMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”)

●	Supera-CBD is a synthetic analog of CBD being developed to treat various conditions, including, but not limited to, epilepsy, pain and anxiety/depression, through its effects on the CB2 receptor, opioid receptors and monoamine oxidase enzyme (“MAO”) type B.

The rights to Supera-CBDTM were previously owned by Supera and were acquired by MyMD Florida (as defined below) immediately prior to the closing of the Merger (as defined below) that occurred in 2021.

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

During the period 2016 through October of 2020, MyMD’s principal business activities consisted of the execution and completion of in vitro assays, in vivo pre-clinical animal studies, and genotoxicity and toxicology studies relating to MYMD-1 (as further described below). On June 25, 2019, MyMD commenced a Phase 1 trial in healthy volunteers for pharmacokinetics and tolerability studies, and in December of 2019 MyMD filed an IND for MYMD-1 for treatment of Hashimoto thyroiditis. The Phase 1 trial was completed on January 30, 2020, after which MyMD commenced preparation of a Phase 2 clinical trial for MYMD-1 The company has also commenced a Phase 2 clinical trial for patients with sarcopenia, with dosing begin in the first quarter of 2022. The last patient visit took place on June 6, 2023. The clinical safety report is currently under development.

Additionally, MyMD is working with Charles River Laboratories to conduct a study titled “A 13 Week Electroencephalogram Safety Study of MYMD-1 by Oral Gavage Administration in Beagle Dog.” Dosing began on December 19, 2023.

2021 Merger and Corporate Transactions

On April 16, 2021, pursuant to an Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (as subsequently amended, the “Merger Agreement”), by and among the Company, previously known as Akers Biosciences, Inc., XYZ Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). The Merger consideration included potential milestone payments to the pre-Merger MyMD Florida stockholders (the “Milestone Payments”) payable in shares of the Company’s Common Stock upon the achievement of certain market capitalization milestone events during the 36-month period immediately following the closing of the Merger.

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

The Company previously owned, through its subsidiary Cystron Biotech, LLC (“Cystron”), an exclusive license from Premas Biotech PVT Ltd. (“Premas”) with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections. On April 16, 2021, pursuant to the Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax Medical, Inc. (“Oravax”) and, for the limited purpose set forth therein, Premas, the Company caused Cystron to contribute substantially all of the assets associated with its business of developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax. Oravax is pursuing the development of the COVID-19 vaccine candidate. MyMD’s interest in Oravax consists of 13% of Oravax’s outstanding shares of capital stock and the rights to a 2.5% royalty on all future net sales. MyMD has evaluated several options with respect to its interest in Oravax, including a potential distribution of Oravax shares to the MyMD shareholders. This would make Oravax a publicly held company. In addition, MyMD currently has the right to designate a member of the board of directors of Oravax, pursuant to which Mr. Joshua Silverman, our Chairman of the Board, has been designated to serve as a director of Oravax.

Status of MyMD Florida

On April 8, 2022, the MyMD Florida subsidiary was dissolved and merged into the New Jersey corporation MyMD Pharmaceuticals, Inc. pursuant to an Agreement and Plan of Merger dated April 8, 2022.

Reincorporation

On March 4, 2024, the Reincorporation was effected, and the Company changed its state of incorporation from New Jersey to Delaware.

Drug Development

MyMD is developing two platform drugs targeting numerous disease indications. Below is MyMD’s development pipeline:

Strategy

MyMD’s strategy is to focus on extending healthy life span through the development and commercialization of novel drug platforms based on well-defined therapeutic targets. Below are MyMD’s key clinical strategies:

●	Completed Phase 2 clinical trial in sarcopenia (i.e., age-related muscle loss) in the second quarter of 2023; In the process of completing the Clinical Safety Report (CSR);

●	Advance MYMD-1 into Phase 2 clinical trials for rheumatoid arthritis and Hashimoto’s Thyroiditis;

●	Execute on IND-enabling studies of Supera-CBD to enable submission of an IND for a Phase 1 clinical trial in healthy volunteers followed by Phase 2 clinical trials in epilepsy, addiction and anxiety disorders;

●	Identify and validate additional novel targets and utilize translational platforms to develop a pipeline of product candidates for aging and other autoimmune disease;

●	Maintain broad commercial rights to MyMD’s product candidates; and

●	Continue to strengthen and expand MyMD’s intellectual property portfolio.

MYMD-1

Overview

MYMD-1 is a clinical stage drug that targets the immune system by inhibiting the release of pro-inflammatory cytokines, such as TNF-α. Cytokines are a broad category of molecules involved in immune system coordination. Immunometabolic regulation is the system of regulating the immune system and its pro-inflammatory cytokines in order to prevent and treat autoimmune diseases and age-related illnesses. By affecting the initial triggers that drive autoimmunity, MYMD-1 targets the underlying cause of these diseases rather than just their symptoms. Based on MYMD-1’s Phase 1 clinical trial, completed in January 2020, MyMD has completed a Phase 2 clinical trial for sarcopenia (age-related muscle loss) and is planning a Phase 2 clinical trial for rheumatoid arthritis. MyMD has an active IND with the Endocrinology Division at the FDA for other autoimmune diseases. Studies have been completed on the mechanisms of action and efficacy of MYMD-1 in several pre-clinical models of autoimmune diseases (i.e., experimental autoimmune encephalomyelitis (“EAE”) that models multiple sclerosis and autoimmune thyroiditis), and these studies have been published in peer reviewed journals. MyMD plans to pursue these indications.

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

An additional in vitro study demonstrates that MYMD-1 has broad cytokine inhibiting activity including inhibition of TNF-α, IL-16 and IL-17a. The study also suggested MYMD-1 has limited toxicity, even at high doses, and none up to 2,000 micromoles.

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

Pre-Clinical

In July 2022 we entered into a Material Transfer Agreement with Bascom Palmer. Our collaboration was announced in a press release and in an article in Ophthalmology Times. Bascom Palmer confirmed in August 2022 that it had received a quantity of our MYMD-1 product candidate and MYMD provided a material safety datasheet and certification of analysis. In August 2022, Bascom Palmer researchers conducted a preliminary introductory study of TON in mice. Investigators ran a crush injury of the mice’s optic nerves with and without MYMD-1. The study drug was given once per day via oral gavage at a dosage of 30 mg/kg of body weight. The mice were treated for five days, untreated for two days, and then sacrificed, and their TNF-α levels were measured. The crush injury raised levels of TNF-α. After being dosed with MYMD, TNF-α levels were brought down in crush injury compared to controls, but the decrease did not meet statistical significance (p=0.095). Likely cause of the result not reaching p<0.05 may be attributed to rebound (e.g. TNF-α levels would have gone up when MYMD-1 stopped; daily dosing may need to me adjusted, crush injury may have been too severe for the medication, and/or possible contribution of ketamine which is an anti-inflammatory. Additional studies are not planned for now.

Clinical

In addition to the pre-clinical study described above, we collaborated with Bascom Palmer to plan a clinical study. In August 2022, Bascom Palmer researchers executed a confidentiality and non-disclosure agreement and Bascom Palmer produced a draft protocol synopsis entitled, Assessment of the Anti-Inflammatory Effects of MYMD-1 in Non-Infectious Anterior Uveitis: A Randomized Controlled, Double Blind Clinical Study. This program is not active.

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

MyMD’s patent portfolio includes protection for MYMD’s lead product candidates, MYMD-1 and Supera-CBD. Currently, there are multiple patent families relating to (i) age reversal and treatments of age-related disorders including sarcopenia; (ii) reduction of TNF-α levels and treatments of autoimmune disorders; (iii) addiction treatments; and (iv) methods of increasing hair growth. As of the date of this document, MyMD has 16 issued U.S. patents, three pending U.S. patent applications, 64 issued foreign patents, and 10 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which, if issued, are expected to expire between 2036 and 2041.

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

The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $4 million for fiscal year 2024 and $3.2 million for fiscal year 2023 (for applications containing clinical data), which increased from $3.1 million for fiscal year 2022. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved NDA is also subject to annual program fees, currently $393,933 for fiscal year 2023 for each prescription product and $416,734 for fiscal year 2024. for each prescription product. The FDA adjusts the user fees on an annual basis, and the fees typically increase annually.

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

●	The AKS, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

●	The federal civil and criminal false claims laws, including the FCA, which can be enforced through civil whistleblower or qui tam actions, which impose penalties against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims that include items or services resulting from a violation of the AKS are false or fraudulent claims for purposes of the FCA.

●	The federal anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

●	HIPAA imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The PPSA, enacted as part of the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. In addition, certain state and local laws require the registration of pharmaceutical sales representatives.

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

The increased attention on privacy in the United States may also impact MyMD’s business activities for the processing of personal information not otherwise governed by HIPAA. The EU General Data Protection Regulation (“GDPR”) imposes significant privacy and cybersecurity requirements related to the handling of all types of personal information, with heightened requirements on sensitive personal information, such as health information. The GDPR imposes significant limitations on the use of this personal information and grants individuals in the EU certain rights associated with the collection and use of personal information. In the U.S., California enacted the CCPA, which creates new individual privacy rights for California consumers (generally defined as any resident of California, including employees and other business relations) and places increased privacy and security obligations on entities handling personal information of consumers or households. The CCPA also greatly extends the obligations of entities that process personal information to include information not traditionally viewed as personal information and regulated by laws, such as Internet Protocol (IP) addresses, unique identifiers for individuals, and information in online cookies and other online technologies. A majority of other states have already proposed or enacted laws similar to the CCPA, each differing in scope of the personal information covered and the rights of individuals. Furthermore, the CCPA has already been amended with the passage of California’s Proposition 24 (the California Privacy Rights Act, “CPRA”), which adds additional rights and obligations. While the CCPA and CPRA currently provide relatively broad exclusions for protected health information regulated by HIPAA and clinical trials and a limited exception for consumer and business to business information, some of the proposed and enacted laws in other states may not contain the same exceptions. Furthermore, there have been a number of competing proposals for federal laws, some of which propose to not preempt other state laws. The uncertainty surrounding proposed new and changes to existing privacy laws may lead to operational challenges for MYMD to comply with multiple, potentially conflicting, privacy and cybersecurity laws related to the collection and use of personal information in each jurisdiction.

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

These structural changes could entail further modifications to the existing system of private payors and government programs (such as Medicare, Medicaid, and the State Children’s Health Insurance Program), creation of government-sponsored healthcare insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for prescribed drugs and pharmaceuticals, including any products that we may commercialize or promote in the future. If reimbursement for the products we may commercialize or promote in the future is substantially reduced or otherwise adversely affected in the future, or rebate obligations associated with them are substantially increased, it could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which aims to lower prescription drug pricing by, among other things, allowing Medicare to negotiate prices for certain high-cost prescription drugs covered under Medicare Part D and Part B after the drugs have been on the market for a certain number of years and requiring on drug manufacturers to pay rebates if they increase drug prices “faster than inflation.” In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Reimbursement

Sales of any of MyMD’s product candidates that are approved for marketing in the United States or any other products MyMD may commercialize in the future, as applicable, will depend, in part, on the extent to which MyMD’s products, if approved, will be covered by third-party payors, such as government health programs, commercial insurers and managed healthcare organizations, as well as the level of reimbursement that those third-party payors provide for MyMD’s products. Patients and providers are unlikely to use MyMD’s products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of MyMD’s products. In the U.S., no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of MyMD’s product candidates, if approved, will be made on a payor-by-payor basis. As a result, the coverage determination process may be a time-consuming and costly process that will require MyMD to provide scientific and clinical support for the use of MyMD’s products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Employees

As of December 31, 2023, MyMD had six full-time employees and no part-time employees. MyMD has not experienced any work stoppages. None of MyMD’s employees are represented by a labor union or covered by collective bargaining agreements, and MyMD considers its relationship with its employees to be good.

Management Plans for 2024

In November 2022, the company published data from the Phase 1 dosing study for MYMD-1 as a treatment for aging. There was a statistically significant decrease in TNF-α levels (p-value <0.05) found in one MYMD-1 treated cohort, but no change in the levels in subjects given placebo.

MyMD in collaboration with its CRO is in the final stages of preparing the end of Phase II, “A double-blind, randomized, Phase 2 study to investigate the efficacy, tolerability and pharmacokinetics of MYMD1 in the treatment of participants aged 65 years or older with chronic inflammation associated with sarcopenia/frailty” for submission to the FDA. The submission is planned for the beginning of the second quarter of 2024. Exploratory analysis indicates the biomarker sTNFR1 is the most sensitive biomarker for Sarcopenia patients aged 65-75 years old.

A phase II study for rheumatoid arthritis, “A double-blind, randomized, placebo-controlled multicenter Phase II proof-of-concept study to evaluate the efficacy, safety, biological activity, and pharmacokinetics of MYMD-1™ added to methotrexate in patients with moderate-to-severe active rheumatoid arthritis” IND application was reviewed and approved by the FDA to begin clinical trials on August 9, 2023. On November 17, 2023 an Annual Report was submitted to the FDA.

In October 2020 we completed several in vitro studies from human primary cell-based BioMap systems at Eurofins contrasting MYMD-1 with Humira, Enbrel and Remicade.

MYMD-1 Product Candidate

We completed enrollment in the fourth and final cohort of patients in the Phase 2 Aging and Sarcopenia Study (“A Double-Blind, Placebo-controlled, Randomized Study to Investigate the Efficacy, Tolerability and Pharmacokinetics of MYMD-1 in The Treatment of Participants Aged 65 Years or Older with Chronic Inflammation Associated with Sarcopenia/Frailty”). ”). As mentioned above, MyMD is preparing the submission to the FDA in the beginning of the second quarter of 2024. Exploratory analysis indicates the biomarker sTNFR1 is the most sensitive biomarker for Sarcopenia patients aged 65-75 years old. PK analysis indicates that PK/PD strategy is consistent at measurements of biomarkers 2-4 hours post-dose. There were no serious adverse events reported, no subject dropout’s secondary to an adverse event. Additionally, there were no clinically significant cardiovascular, ECG issues, or neurotoxicity issues with any patients during the study.

IND for Autoimmune Diseases

Animal Studies

●	10-month Dog Study – completed on December 20, 2021: A 39-Week Toxicity and Toxicokinetic Study of MYMD-1 by Oral Gavage in Beagle Dogs.

●	6-month Rat Study – completed on December 17, 2021: A 26-Week Toxicity and Toxicokinetic Study of MYMD-1 by Oral Gavage in Rats.

●	5-Day Mouse Study – Completed May 2020 with results pending: A Preliminary Introductory Traumatic Optic Neuropathy (TON) in a Mouse study

●	Studies produced guidance on dosing levels and overall safety in the human studies.

●	MyMD in collaboration with Charles River Laboratories completed “A 90-Day Oral Gavage Electroencephalogram Safety Study of A Test Item In The Beagle Dog”. Dosing began on December 19, 2023, and ended around March 20, 2024. All animals completed the study and there were no treatment related adverse events reported.

●	Bascom Palmer in collaboration with MyMD completed a study “MyMD in Traumatic Optic Neuropathy (TON) in a Rat Pilot Study Vehicle versus TNFalpha”. The crush injury raised levels of TNF-α. After being dosed with MYMD-1, TNF-α levels were brought down in crush injury compared to controls, but the decrease did not meet statistical significance (p=0.095). Likely cause of the result not reaching p<0.05 may be attributed to rebound (e.g. TNF-α levels would have gone up when MYMD-1 stopped; daily dosing may need to me adjusted, The initial data was promising and will guide a longer study in the future.

Publications

A scientific journal article on MYMD-1 was published in The Journals of Gerontology in August 2022. This manuscript supports our continued efforts to conduct a second Phase 2 Trial for Rheumatoid Arthritis, which was approved for clinical trials in August 2023, and additional autoimmune diseases that we may pursue. Additionally, “MyMD-1 Improves Health Span and Prolongs Life Span in Old Mice: A Noninferiority Study to Rapamycin” by Johns Hopkins Medical School. This journal article details a 12-month mouse trial studying aging and longevity with MYMD-1. We also completed several in vitro studies from human primary cell-based BioMap systems at Eurofins contrasting MYMD-1 versus Rapamycin further supporting our transition to Rheumatoid Arthritis.

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

An abstract for submission of the Phase II study to the Journal of Immunology or similar upon final development of the clinical safety report.

MyMD with its partner Frontage Laboratories plans to submit an abstract to the 39th Japanese Society for the Study of Xenobiotics (JSSX) and 26th North American Meeting of International Society for the Study of Xenobiotics (ISSX) in Honolulu, Hawaii; September 15-18, 2024. Identification of the Major Circulating Norcotinine and Elucidation of the Mechanism of Clearance of MYMD-1 in Humans. Role of Aldehyde Oxidase and CYP2A6.

All publications and abstracts support the continued development of MYMD-1® across various indications.

IND for Hashimoto’s Thyroiditis

●	On February 18, 2022, we submitted an Annual Update to the FDA for the previously opened Hashimoto’s Thyroiditis IND. Another Annual Report was submitted to the FDA on November 22. 2023. Phase 11 study for Hashimoto’s Thyroiditis is open for protocol development and submission to the FDA.

●	In April 2021, the FDA gave clearance for a Phase 1 dosing study in normal healthy volunteers; Institutional Review Board (IRB) approval was obtained on April 4, 2021. The clinical trial was conducted by The Clinical Research of West Florida Phase 1 unit with a closeout visit taking place on November 22, 2021.

●	Analyses of laboratory parameters, vital sign, ECG, and physical findings did not reveal any clinically relevant effect of MYMD-1. In one dose group, there was a decrease in TNF-α levels found in MYMD-1 treated subjects, but no change in the levels in subjects given placebo. In one dose group, there was a decrease in TNF-α levels found in MYMD-1 treated subjects, but no change in the levels in subjects given placebo.

●	The data from the Phase 1 clinical trial was submitted to the FDA on September 14, 2021 as part of the Annual IND update for Hashimoto’s Thyroiditis IND. The FDA responded by providing guidance on moving forward with Phase 2 clinical trials.

●	This data was also included in a new commercial IND to the FDA on September 22, 2021.

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

Final efficacy data from the Phase 2 study is expected in 2024. We anticipate that we will review the safety and efficacy of this study and present the mandatory end of Phase 2 data to the FDA.

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

We have received domestic patent protection for MYMD-1, including its use in methods of extending lifespan and treating arthritis, autoimmune diseases, and inflammatory and age-related disorders including sarcopenia. We will continue to prosecute patents to protect intellectual property for MYMD-1 in the United States and abroad. Patent Issued March 26, 2024: US Application 17/851,862: Method of Treating Diseases of the Visual System.

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

Risks Related to our Business

●	Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

●	The market price of our Common Stock may be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.

●	We may issue additional equity securities in the future, which may result in dilution to existing investors.

●	The concentration of the capital stock ownership with insiders of the Company will likely limit the ability of our stockholders to influence corporate matters.

●	We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

●	An active trading market for our Common Stock may not be sustained.

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers.

Risks Related to our Product Development and Regulatory Approval

●	If we are unable to develop, obtain regulatory approval for and commercialize MYMD-1, Supera-CBD, or other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

●	Success in pre-clinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 2 clinical trial for MYMD-1, which may delay or prevent obtaining regulatory approval.

●

Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

●	Public health crises, such as the COVID-19 pandemic, could have a material adverse impact the execution of our planned clinical trials.

●	Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.

●	Our development program for Supera-CBD, a synthetic analog of CBD, is uncertain and may not yield commercial results and is subject to significant regulatory risks.

Risks Related to Commercialization and Manufacturing

●	The commercial success of our product candidates, including MYMD-1 and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors, and the general medical community.

●	The pricing, insurance coverage, and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

●	If third parties on which we depend to conduct our planned pre-clinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.

●	We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize MYMD-1, Supera-CBD and our other product candidates.

●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of MYMD-1, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

Risks Related to Government Regulation

●	Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.

●	The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.

●	Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.

●	Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.

●	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Risks Related to Our Series F Convertible Preferred Stock

●	Our Series F Convertible Preferred Stock (the “Series F Preferred Stock”) provides for the payment of dividends in cash or in shares of our Common Stock. If we pay such dividends in shares of Common Stock, it may result in dilution to existing investors.

●	Holders of our Series F Preferred Stock are entitled to certain payments under the Certificate of Designation that may be paid in cash or in shares of Common Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.

●	The certificate of designation for the Series F Preferred Stock and the warrants issued concurrently contain anti-dilution provisions that may result in the reduction of the conversion price of the Series F Preferred Stock or the exercise price of such warrants in the future. These features may result in an indeterminate number of shares of Common Stock being issued upon conversion of the Series F Preferred Stock or exercise of the warrants.

In addition, we face other business, financial, operational and legal risks and uncertainties set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Risks Related to our Business

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated April 1, 2024, Morison Cogen LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2023, we had approximately $2.7 million of cash. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

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

The market price of our Common Stock has been and may continue to be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.

The market price of our Common Stock has been and could continue to be subject to significant fluctuation following. Market prices for securities of life sciences and biopharmaceutical companies in particular have historically been volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Common Stock, regardless of the actual operating performance of the combined company. Some of the factors that may cause the market price of our Common Stock to fluctuate include:

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

Moreover, pandemics, inflation, war and other macroeconomic and geopolitical factors have resulted in significant financial market volatility and uncertainty in recent years. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our Common Stock.

We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fails to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

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

We have incurred net losses in each year since our inception. We incurred net losses attributable to shareholders of $8,218,163 and $15,197,336 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $101,977,067. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in the company incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

After the Merger and the Contribution Transaction were consummated, the business operations, strategies and focus of the Company fundamentally changed, and these changes may not result in an improvement in the value of our Common Stock.

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

The concentration of the capital stock ownership with insiders of the Company will likely limit the ability of our stockholders to influence corporate matters.

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

Risks Related to our Product Development and Regulatory Approval

With regard to our Supera-CBD product candidate, we must conduct pre-clinical testing and prepare and submit an IND to the FDA. With regard to both our MYMD-1 and Supera-CBD product candidates, we must conduct all phases of clinical studies, which will likely take several years and substantial expenses to complete, before we can submit an application for marketing approval to the FDA, and we may be required to complete additional post-market or “Phase 4” studies after application or approval. There is no guarantee that we will complete such clinical development in a timely manner or at all or that we will obtain or maintain regulatory approval for either product candidate.

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

After completing the requisite preclinical testing, IND submission, internal review board (“IRB”) review, and any other applicable early-development obligations, sponsors must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. We have completed such early-stage preclinical testing and IND-submission for some, but not all, indications for which MyMD-1 is being developed and are currently working towards completion of such pre-IND activities for Supera-CBD. Even if the results of our pre-clinical testing and clinical trials are favorable, we expect our product candidates to remain in clinical development for several years before they may be considered for regulatory approval, and clinical development of either or both candidates for one or more targeted indications may take significantly longer to complete and may never be successful. Failures in connection with one or more clinical trials can occur at any stage of testing.

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

State Regulation of CBD. Individual states and local jurisdictions have also established controlled substance laws and regulations, which may differ from U.S. federal law. States have also developed CBD-specific laws and regulations that govern a wide range of CBD-related activities, from cultivation to processing to marketing. There is substantial variation among states’ CBD laws, and we will have to devote substantial time, expenses, and resources toward compliance, and such laws are also subject to ongoing evolution and, thus, must be actively monitored. We or our business partners may be required to obtain separate state or country registrations, permits or licenses in order to be able to develop produce, sell, store and transport cannabinoids.

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

On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) (the “ACA”) and on March 30, 2010, he signed the “Health Care and Education Reconciliation Act” (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Law.” The Healthcare Reform Law included a number of new rules regarding health insurance, the provision of healthcare, conditions to reimbursement for healthcare services provided to Medicare and Medicaid patients, and other healthcare policy reforms. Through the law-making process, substantial changes have been and continue to be made to the current system for paying for healthcare in the U.S., including changes made to extend medical benefits to certain Americans who lacked insurance coverage and to contain or reduce healthcare costs (such as by reducing or conditioning reimbursement amounts for healthcare services and drugs, and imposing additional taxes, fees, and rebate obligations on pharmaceutical and medical device companies). This legislation was one of the most comprehensive and significant reforms ever experienced by the U.S. in the healthcare industry and has significantly changed the way healthcare is financed by both governmental and private insurers. This legislation has impacted the scope of healthcare insurance and incentives for consumers and insurance companies, among others. Additionally, the Healthcare Reform Law’s provisions were designed to encourage providers to find cost savings in their clinical operations. Pharmaceuticals represent a significant portion of the cost of providing care. This environment has caused changes in the purchasing habits of consumers and providers and resulted in specific attention to the pricing negotiation, product selection and utilization review surrounding pharmaceuticals. This attention may result in products we may commercialize or promote in the future being chosen less frequently or the pricing being substantially lowered. At this stage, it is difficult to estimate the full extent of the direct or indirect impact of the Healthcare Reform Law on us.

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

Extending medical benefits to those who currently lack coverage will likely result in substantial costs to the U.S. federal government, which may force significant additional changes to the healthcare system in the U.S. Much of the funding for expanded healthcare coverage may be sought through cost savings. While some of these savings may come from realizing greater efficiencies in delivering care, improving the effectiveness of preventive care and enhancing the overall quality of care, much of the cost savings may come from reducing the cost of care and increased enforcement activities. Cost of care could be reduced further by decreasing the level of reimbursement for medical services or products (including our any product we may commercialize or promote in the future), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for any product which we receive marketing approval in the future, could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

Numerous international, national, federal, provincial and state laws, including state privacy laws (such as the California Consumer Privacy Act), state security breach notification and information security laws, and federal and state consumer protection laws govern the collection, use, and disclosure of personal information. In addition, most healthcare providers who may, in the future, prescribe and dispense our products in the United States and research institutions in the United States with whom we may collaborate in the future are “covered entities” subject to privacy and security requirements under HIPAA. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. We, or the covered entities we engage with, could be subject to a wide range of penalties and sanctions under HIPAA, including criminal penalties if the individually identifiable health information maintained by a covered entity is disclosed in a manner that is not authorized or permitted by HIPAA. Failure to comply with applicable HIPAA requirements or other current and future privacy laws and regulations could result in governmental enforcement actions (including the imposition of significant penalties), criminal and civil liability, and/or adverse publicity that negatively affects our business.

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

Currently, MyMD has 16 issued U.S. patents, 63 foreign patents, three pending U.S. patent applications, and 10 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

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

We may not have identified all patents, published applications or published literature that affect our business by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products. For example, we (or the licensor of a product to us) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office (the “USPTO”), for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

Under the Certificate of Designations (the “Certificate of Designation”) of our Series F Convertible Preferred Stock (“Series F Preferred Stock”), we are required to redeem the shares of Series F Preferred Stock in 12 equal monthly installments, commencing on July 1, 2023. Holders of our Series F Preferred Stock are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of Common Stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 105% of the applicable payment amount due. For an installment amounts paid in shares of Common Stock, the number of shares of Common Stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designation) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our Common Stock during the thirty trading day period immediately prior to the date the payment is due or (B) $6.60 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

Our ability to make payments due to the holders of our Series F Preferred Stock using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designation. If we are unable to make installment payments in shares of Common Stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of our Series F Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the Delaware General Corporation Law (the “DGCL”). Further, we intend to make the installment payments due to holders of Series F Preferred Stock in the form of Common Stock to the extent allowed under the Certificate of Designation and applicable law in order to preserve our cash resources. The issuance of shares of Common Stock to the holders of our Series F Preferred Stock with increase the number of shares of Common Stock outstanding and could result in substantial dilution to the existing holders of our Common Stock.

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

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum closing bid price of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

As previously disclosed, on October 11, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that the Company will be provided with a compliance period until April 8, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

Effective as of 4:05 p.m. Eastern Standard Time on February 14, 2024, we effected the Reverse Stock Split of our common stock at a ratio of one-for-thirty. Simultaneously with the Reverse Stock Split, number of shares of our common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. Our common stock continued to be traded on the Nasdaq Capital Market under the symbol MyMD and began trading on a split-adjusted basis at market open on February 15, 2024. On March 4, 2024, we were notified by Nasdaq that we had regained compliance with all Nasdaq listing requirements and the matter was closed.

There is no assurance that we will maintain compliance with such minimum listing requirements. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

All of our outstanding shares of Common Stock are, and any shares of our Common Stock that may be issued in the future in respect of potential milestone payments, will be, freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for shares subject to lock-up agreements, and any shares held by affiliates, as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Company and would include persons such as our directors and executive officers and large shareholders. In turn, resales, or the perception by the market that a substantial number of resales could occur, could have the effect of depressing the market price of our Common Stock.

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

Anti-takeover provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.

Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our securities, thereby depressing the market price of our securities. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

●	allow the authorized number of directors to be changed only by resolution of our board of directors;

●	authorize our board of directors to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

●	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings; and

●	limit who may call a stockholder meeting.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law that may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

We have been subject to a number of securities litigations, and we may be subject to similar or other litigation in the future.

We have been subject to a number of litigations as described elsewhere in this Annual Report on Form 10-K and in Note 8 to our consolidated financial statements. In connection with certain of these litigations, we have entered into settlements of claims for significant monetary damages. We may also be subject to judgements or enter into additional settlements of claims for significant monetary damages for the securities litigations that we have yet to enter into settlement agreements. Defending against the current litigations is or can be time-consuming, expensive and cause diversion of our management’s attention.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Both our executive management team and our board of directors are involved in the assessment, identification, and management of such risks, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our executive management team is responsible for day-to-day assessment, identification and management of material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The executive management team monitors current events in order to remain aware of current cybersecurity threats and is informed of cybersecurity incidents as they arise by our frontline personnel.

Our board of directors is responsible for oversight of risks from cybersecurity threats in conjunction with our executive management team. Our board of directors receives updates from our management team with respect to risks from cybersecurity threats and are notified of any new significant cybersecurity threats or incidents as they arise. Additionally, our board of directors considers risks from cybersecurity threats as part of its overall assessment of risk management, including its general oversight of the Company’s business strategy, risk management policies, and financials.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our business strategy, results of operations or financial condition, and we are not aware of any cybersecurity incidents that are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further information regarding the risks associated with cybersecurity incidents, see “Risk Factors—Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers” in Item 1A of this Annual Report on Form 10-K.

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

Item 3. Legal Proceedings.

From time to time we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a discussion of material legal proceedings affecting us as of December 31, 2023, please read Note 8 to the consolidated financial statements under “Litigation and Settlements,” which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock began trading on the Nasdaq Capital Market under the symbol “AKER” on January 23, 2014. On April 19, 2021, the symbol for our Common Stock changed to “MYMD.”

Holders

As of March 29, 2024, there were approximately 700 holders of record of our Common Stock.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2023.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our shareholders;

●	our ability to realize the intended benefits of the Merger (as defined below) and the Contribution Transaction (as defined below);

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of litigation or other proceedings we may become subject to in the future;

●	delisting of our Common Stock from the Nasdaq;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including MYMD-1, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of pandemics, such as COVID-19, on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of the pandemics, such as COVID-19, on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and

●	our compliance with all laws, rules, and regulations applicable to our business.

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

MyMD in collaboration with its CRO is in the final stages of preparing the end of Phase II, “A double-blind, randomized, Phase 2 study to investigate the efficacy, tolerability and pharmacokinetics of MYMD1 in the treatment of participants aged 65 years or older with chronic inflammation associated with sarcopenia/frailty” for submission to the FDA. The submission is planned for the beginning of the second quarter of 2024. Exploratory analysis indicates the biomarker sTNFR1 is the most sensitive biomarker for Sarcopenia patients aged 65-75 years old.

A phase II study for rheumatoid arthritis, “A double-blind, randomized, placebo-controlled multicenter Phase II proof-of-concept study to evaluate the efficacy, safety, biological activity, and pharmacokinetics of MYMD-1™ added to methotrexate in patients with moderate-to-severe active rheumatoid arthritis” IND application was reviewed and approved by the FDA to begin clinical trials on August 9, 2023.

On November 17, 2023 an Annual Report was submitted to the FDA.

We completed enrollment in the fourth and final cohort of patients in the Phase 2 Aging and Sarcopenia Study (“A Double-Blind, Placebo-controlled, Randomized Study to Investigate the Efficacy, Tolerability and Pharmacokinetics of MYMD-1 in The Treatment of Participants Aged 65 Years or Older with Chronic Inflammation Associated with Sarcopenia/Frailty”). As mentioned above, MyMD is preparing the submission to the FDA in the beginning of the second quarter of 2024. Exploratory analysis indicates the biomarker sTNFR1 is the most sensitive biomarker for Sarcopenia patients aged 65-75 years old. PK analysis indicates that PK/PD strategy is consistent at measurements of biomarkers 2-4 hours post-dose. There were no serious adverse events reported, no subject dropout’s secondary to an adverse event. Additionally, there were no clinically significant cardiovascular, ECG issues, or neurotoxicity issues with any patients during the study.

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

2021 Merger and Milestone Payments

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (as subsequently amended, the “Merger Agreement”), by and among the Company, previously known as Akers Biosciences, Inc., XYZ Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). The Merger consideration included potential milestone payments to the pre-Merger MyMD Florida stockholders (the “Milestone Payments”) payable in shares of the Company’s Common Stock upon the achievement of certain market capitalization milestone events (the “Milestone Events”) during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). The Milestone Events and corresponding Milestone Payments are set forth in the table below.

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

The Company previously owned, through its subsidiary Cystron Biotech, LLC (“Cystron”), an exclusive license from Premas Biotech PVT Ltd. (“Premas”) with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections. On April 16, 2021, pursuant to the Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax Medical, Inc. (“Oravax”) and, for the limited purpose set forth therein, Premas, the Company caused Cystron to contribute substantially all of the assets associated with its business of developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax. Oravax is pursuing the development of the COVID-19 vaccine candidate. MyMD’s interest in Oravax consists of 13% of Oravax’s outstanding shares of capital stock and the rights to a 2.5% royalty on all future net sales. MyMD has evaluated several options with respect to its interest in Oravax, including a potential distribution of Oravax shares to the MyMD shareholders. This would make Oravax a publicly held company. In addition, MyMD currently has the right to designate a member of the board of directors of Oravax, pursuant to which Mr. Joshua Silverman, our Chairman of the Board, has been designated to serve as a director of Oravax.

Reduction in Workforce

During October 2023, the Company implemented a reduction in workforce, eliminating three of the Company’s ten employees. Separated employees were granted a severance package equal to one-quarter of their annual salary.

On June 7, 2023, the Company granted the three separated employees’ options to purchase an aggregate of 7,668 shares of Common Stock with an exercise price of $47.10 per share. As consideration for a waiver and release in their separation agreements, the Company amended the employees’ respective June 7, 2023 option agreements to accelerate vesting of the portion of optioned shares that otherwise would have vested upon the first and second anniversaries of the date of grant. The options have an exercise period of twelve months from the date of separation.

Going Concern

As of December 31, 2023, the Company’s cash on hand was $2,681,010 and marketable securities were $2,242,106. The Company has incurred a net loss attributable to shareholders of $8,218,163 for the year ended December 31, 2023. As of December 31, 2023, the Company had working capital of $828,253 and stockholders’ equity of $12,369,572 including an accumulated deficit of $101,977,067. During the year ended December 31, 2023, cash flows used in operating activities were $12,980,625. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. Such factors raise substantial doubt about our ability to sustain operations for at least one year from the issuance of the audited financial statements included in this Annual Report. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

In response to these conditions and events, we are evaluating various financing strategies to obtain sufficient additional liquidity to meet our operating and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that we are evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. We also plan to finance near-term operations with our cash on hand, as well as by exploring additional ways to raise capital. There is no assurance we will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to us and the timing and probability of obtaining sufficient capital depend, in part, on our further developing and commercializing our product candidates and on future capital market conditions. If our current assumptions regarding the pace of such development are incorrect, or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, we may have to reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of our product candidates.

Nasdaq Deficiency

As previously disclosed, on October 11, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that the Company would be provided with a compliance period until April 8, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

Effective as of 4:05 p.m. Eastern Standard Time on February 14, 2024, we effected the Reverse Stock Split of our common stock at a ratio of one-for-thirty. Simultaneously with the Reverse Stock Split, number of shares of our common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. Our common stock continued to be traded on the Nasdaq Capital Market under the symbol MyMD and began trading on a split-adjusted basis at market open on February 15, 2024. On March 4, 2024, we were notified by Nasdaq that we had regained compliance with all Nasdaq listing requirements and the matter was closed.

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

Four of our six employees are principally involved in research and development activities for either MYMD-1 or Supera-CBD. Their salaries, wages and benefits are captured as a component of research and development but not allocated to specific projects.

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

Although treated as components of general and administrative expenses, we have chosen to disclose the following significant items separately:

Stock Based Compensation

Stock based compensation includes the fair market value, as determined using the Black-Scholes option pricing model, of stock options issued to key staff and consultants.

Other Income (Expense), net

Other income (expense), net consists of interest and dividends earned on our cash, cash equivalents, and investments, gains on the sale marketable securities, losses on equity investments, gains on the forgiveness of debt and an uninsured casualty loss.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2023 and 2022

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,		Percent
Description	2023	2022	Change
Operating Expenses
General and Administrative	5,442,886	5,520,150	(1.4)
Research and Development	$7,867,795	9,067,422	(13.2)
Stock Based Compensation	3,049,537	695,191	338.7
Warrant Issuance Expenses	762,834	-	100.0
Total Operating Expenses	$17,123,052	$15,282,763	12.0
Loss from Operations	(17,123,052)	(15,282,763)	(12.0)
Other Income (Expense), net	13,123,102	85,427	15,261.8
Net Loss	$(3,999,950)	$(15,197,336)	73.7
Preferred Stock Dividends	4,218,213	-	100.0
Net Loss Attributable to Common Shareholders	$(8,218,163)	$(15,197,336)	45.9

Revenue

We had no revenue from operations during the years ended December 31, 2023 and 2022.

Administrative Expenses

The table below summarizes our administrative expenses for the years ended December 31, 2023 and 2022 as well as the percentage of change year-over-year:

	For the Years Ended December 31,		Percent
Description	2023	2022	Change
Personnel Costs	$1,410,950	$1,169,180	20.7
Professional Service Costs	1,043,247	1,609,513	(35.2)
Stock Market & Investor Relations Costs	901,079	961,540	(6.3)
Other Administrative Costs	2,087,610	1,779,917	17.3
Total Administrative Expense	$5,442,886	$5,520,150	(1.4)

Personnel costs increased $241,770 during the year ended December 31, 2023. The increase is attributable to changes in the base salary for two executives, bonuses, and the accumulated personal time off and severance paid to separated employees in October and November 2023.

Professional services costs decreased $566,266 during the year ended December 31, 2023. These costs included legal, accounting and specialized consulting services related to the initial and quarterly calculation of the fair market value of the Series F Convertible Preferred Stock and its’ components. The decrease is primarily related to a reduction in the usage of general consultants and the allocation of consulting services between the administrative and research and development functions.

Stock market and investor relations costs decreased $60,461 during the year ended December 31, 2023. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts, transfer agent fees, and the costs of annual shareholder meetings.

Other administrative expenses increased $307,693 during the year ended December 31, 2023. These costs include Board expenses, business insurance, corporate travel, and other general business expenses. The increase is attributable to an increase in corporate travel expenses, offset by small reductions in most other general business expense categories.

Research and Development Expenses

The table below summarizes our research and development expenses for the years ended December 31, 2023 and 2022 as well as the percentage of change year-over-year:

	For the Year Ended December 31,		Percent
Description	2023	2022	Change
Salaries and Wages	$1,765,488	$1,087,574	62.3
Development Programs	5,593,041	3,728,568	50.0
Professional Services	329,271	119,809	174.8
Regulatory Expenses	21,574	4,121,848	(89.5)
Other Research and Development Expenses	158,421	9,623	1,546.3
Total Research and Development Expenses	$7,867,795	$9,067,422	(13.2)

Salaries and wages increased $677,914 during the year ended December 31, 2023. The increase is attributable to changes in the base salary for an executive, bonuses, and the accumulated personal time off and severance paid to separated employees in October 2023.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $1,864,473 during the year ended December 31, 2023, a result of the completion of pre-clinical toxicology studies and the Phase 2 Sarcopenia clinical trial, the analysis of the Phase 2 Sarcopenia study results, and the acquisition of base compounds for use in on-going studies.

Professional services costs increased $209,462 during the year ended December 31, 2023. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property and the allocation of consulting services between the research and development and administrative functions.

Regulatory expenses decreased $4,100,274 during the year ended December 31, 2023. Regulatory expenses include clinical research organizations (CRO) and regulatory consulting fees associated with Phase 2 clinical study designs, protocol preparations and the maintenance of the investigator brochures. These non-recurring regulatory services were completed in 2022.

Other research and development expenses increased $148,798 during the year ended December 31, 2022. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The increase is attributable to specialized freight costs for materials and travel in support of the studies and data analysis of the Phase 2 Sarcopenia trial results.

Stock-Based Compensation

During the year ended December 31, 2023, stock-based compensation totaled $3,049,536. These expenses include stock options issued to directors, staff, and service providers. During the year ended December 31, 2022, stock-based compensation totaled $695,191 for stock options issued to staff and service providers, restricted stock units and Common Stock warrants issued for services.

Other Income and Expense

The table below summarizes our other income and expenses for the years ended December 31, 2023 and 2022 as well as the percentage of change year-over-year:

	For the Years Ended December 31,		Percent
Description	2023	2022	Change
Interest and Dividend Income	$455,570	$83,991	442.4
Gain/(Loss) on Sale of Marketable Securities	416	(5,964)	107.0
Gain on changes in fair value of Marketable Securities	514	2,958	(82.6)
Gain on changes in fair value of Derivative Liabilities	3,088,800	-	100.0
Gain on changes in fair value of Warrant Liabilities	9,756,000	-	100.0
Uninsured Casualty Gain/(Loss)	(178,198)	4,442	(4,111.7)
Total Other Income/(Expense)	$13,123,102	$85,427	15,261.8

Other income, net of expenses, totaled $13,123,102 for the year ended December 31, 2023, and other income, net of expenses, totaled $85,427 for the year ended December 31, 2022.

During the year ended December 31, 2023 interest and dividend income, the changes in fair value of our investments and realized gains from the sale of investments are primarily the result of rising interest rates.

During the year ended December 31, 2023, we recorded a gain of $3,088,800 related to the change in fair value of the derivative liabilities. We estimated the $61,000 fair value of the bifurcated embedded derivative at December 31, 2023 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $0.26 ($7.80 post reverse split) on the valuation date, estimated equity volatility of 140.0%, estimated traded volume volatility of 150.0%, the time to maturity of 0.5 year, a discounted market interest rate of 6.40%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.90%.

During the year ended December 31, 2023, we recorded a gain of $9,756,000 related to the change in fair value of the warrant liabilities. The fair value of the Warrants of approximately $867,000 was estimated at December 31, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.15 years; equity volatility of 120.0%; and a risk-free interest rate of 3.91%.

For the year ended December 31, 2023, we identified a casualty loss of $178,198 related to wire fraud due to a compromised electronic mail account. This incident occurred on May 17, 2023 and was discovered on July 20, 2023 when the vendor notified us of a delinquent invoice. An investigation determined that the original invoice from the vendor, sent to our consultant on this project, was intercepted and resent with altered wring instructions from a domain name that varied from the actual vendor’s domain by one character. We notified our cyber insurance carrier on November 9, 2023.During the year ended December 31, 2022, we recovered $4,442 from a financial institution involved in an October, 2021 incident.

Income Taxes

As of December 31, 2023, and 2022, we had U.S. federal net operating loss carry forwards of approximately $113.1 million and $107.1 million, respectively. Approximately $51.5 million of the U.S. federal net operating loss generated in tax years beginning before January 1, 2018 expire beginning with the year ending December 31, 2024 through 2037. The remaining U.S. federal net operating loss of approximately $61.6 million does not expire, however it is limited to 80% of each subsequent year’s net income. As of December 31, 2023, and 2022, we had U.S. state net operating loss carry forwards of approximately $45.2 million and $41.0 million, respectively, some of which expire beginning with the year ending December 31, 2024 through 2043.

Under Section 382 of the Code, use of our net operating loss carryforwards is limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. We experienced an ownership change as a result of the Merger and therefore our ability to utilize our net operating loss carryforwards and certain credit carryforwards are limited. The limitation is determined by the fair market value of our common stock outstanding immediately prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger caused our net operating loss carryforwards to be limited. However, the limitation had no impact on our financial statements since we recorded a full valuation allowance for our deferred tax assets as of December 31, 2023 and 2022 (See Note 7 to the Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2023, the Company’s cash on hand was $2,681,010 and marketable securities were $2,242,106. The Company has incurred a net loss attributable to shareholders of $8,218,163 for the year ended December 31, 2023. As of December 31, 2023, the Company had working capital of $828,253 and stockholders’ equity of $12,369,572 including an accumulated deficit of $101,977,067. During the year ended December 31, 2023, cash flows used in operating activities were $12,980,625. Since inception, the Company has met its liquidity requirements principally through the sale of its common and preferred stock in public and private placements; however, there is no assurance that management will be able to obtain additional financing in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For more information, see the section above titled “Going Concern.”

Operating Activities

Our net cash used by operating activities during the year ended December 31, 2023, were $12,980,625, consisting primarily of a net loss of $3,999,950 and fair value adjustments of $3,088,800 for derivatives and $9,756,000 for warrants related to the Preferred Shares offset by non-cash share-based compensation of $3,049,537, an increase in trade and other payables of $1,042,997 and a decrease in prepaid expenses of $327,439.

Our net cash used by operating activities totaled $12,270,068 during the year ended December 31, 2022. Net cash used consisted principally of the net loss from operations of $15,197,336 partially offset by an increase in trade and other payables of $1,686,595, a decrease in prepaid expenses of $540,560 and non-cash stock compensation expenses of $695,191.

Investing Activities

Our net cash provided by investing activities totaled $1,845,726 for the year ended December 31, 2023 as compared to cash provided by investing activities totaling $6,913,163 during the year ended December 31, 2022. During the year ended December 31, 2023 we purchased securities totaling $13,454,304 and sold securities totaling $15,300,000. During the year ended December 31, 2022 we purchased securities totaling $4,836,837 and sold securities totaling $11,750,000.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $13,066,819 which consisted of 14,685,689 for the net proceeds from the sale of Preferred Stock offset by $89,635 for the redemption of Preferred Stock, $1,452,145 for dividends and $77,090 for premiums related to the Preferred Stock.  Net cash provided by financing activities during the year ended December 31, 2022 was $5,550,028 which consisted of the net proceeds from the sale of Common Stock.

August 2022 Offering

On August 15, 2022, we entered into a securities purchase agreement (the “August 2022 SPA”) with certain accredited and institutional investors pursuant to which we agreed to issue 47,059 shares of Common Stock (the “August 2022 Shares”) in a registered direct offering and unregistered warrants to purchase up to an aggregate of 47,063 shares of Common Stock in a concurrent private placement (the “August 2022 Warrants”). The August 2022 Warrants have an exercise price of $157.50 per share, became exercisable six months following the date of issuance and have a term of exercise equal to five years from the initial exercise date. We received net proceeds from the sale of the August 2022 Shares and the August 2022 Warrants, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.5 million. As of December 31, 2023, none of the August 2022 Warrants have been exercised and 47,063 of the August 2022 Warrants remain outstanding.

February 2023 Offering

On February 21, 2023, we entered into a Securities Purchase Agreement (the “February 2023 SPA”) with certain accredited investors, pursuant to which we agreed to sell in a registered direct offering (the “February 2023 Offering”) (i) an aggregate of 15,000 shares (the “Series F Preferred Shares”) of our newly-designated Series F Convertible Preferred Stock, with a stated value of $1,000 per Preferred Share (the “Series F Preferred Stock”), convertible into shares of Common Stock (the “Series F Conversion Shares”) pursuant to the terms of the Certificate of Designations of the Series F Preferred Stock (the “Certificate of Designation”), and (ii) warrants (the “February 2023 Warrants”) to acquire up to an aggregate of 6,651,885 shares of Common Stock (pre-split), subject to adjustment (the “February 2023 Warrant Shares”). The Conversion Price (as defined below) is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, (i) the Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations, and (ii) the Exercise Price was adjusted to $3.18 per share and the number of February 2023 Warrant Shares was adjusted proportionately to 4,716,904 shares pursuant to the terms of the February 2023 Warrants.

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of December 31, 2023, there were 6,833 Series F Preferred Shares outstanding and February 2023 Warrants outstanding to purchase up to 4,716,904 shares of Common Stock.

Series F Preferred Shares

The terms of the Series F Preferred Shares are as set forth in the form of Certificate of Designation. The Series F Preferred Shares became convertible upon issuance into the Conversion Shares at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Conversion Price for the Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations. The Company is required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the Floor Price (as defined below). For purposes of the Certificate of Designation, the “Floor Price” means $6.60 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The Company may require holders to convert their Series F Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $202.95 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designation are satisfied.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designation. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designation), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series F Preferred Shares is able to require the Company to redeem in cash any or all of the holder’s Series F Preferred Shares at a premium set forth in the Certificate of Designation. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series F Preferred Shares have no voting rights on account of the Series F Preferred Shares, other than with respect to certain matters affecting the rights of the Series F Preferred Shares.

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

February 2023 Warrants

The February 2023 Warrants became exercisable immediately upon issuance, have an exercise price of $2.255 per share (pre-split) (as adjusted, the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately. The Warrants were issued with an initial Exercise Price of $2.255 per share (pre-split). Following the Reverse Stock Split, the Exercise Price for the Warrants was adjusted to $3.18 per share and the number of February 2023 Warrant Shares was adjusted to 4,716,904 shares pursuant to the terms of the Warrants. There is no established public trading market for the February 2023 Warrants and the Company does not intend to list the February 2023 Warrants on any national securities exchange or nationally recognized trading system.

Critical Accounting Estimates

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the years ended December 31, 2023 and 2022 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tax years from 2019 through 2023 remain subject to examination by federal and state jurisdictions.

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

Recent Developments

Reverse Stock Split

Effective as of 4:05 p.m. Eastern Standard Time on February 14, 2024, we effected the Reverse Stock Split of our common stock at a ratio of one-for-thirty. Simultaneously with the Reverse Stock Split, number of shares of our common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. All share and per share information in this report have been retroactively adjusted to reflect the Reverse Stock Split.

Delaware Reincorporation

On March 4, 2024, MyMD New Jersey merged with and into its wholly owned subsidiary, MyMD Delaware, with MyMD Delaware being the surviving corporation, pursuant to the Plan of Merger for the purpose of changing the Company’s state of incorporation from New Jersey to Delaware. MyMD Delaware is deemed to be the successor issuer of MyMD New Jersey under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

The Reincorporation did not result in any change in the Company’s name, business, management, fiscal year, accounting, location of the principal executive offices, assets or liabilities. In addition, the Company’s common stock retains the same CUSIP number and continues to trade on the Nasdaq Capital Market under the symbol “MYMD.” As of the Effective Date of the Reincorporation, the rights of the Company’s stockholders are governed by the Delaware General Corporation Law, the MyMD Delaware Certificate of Incorporation, and the Bylaws of MyMD Delaware.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers4

The following table sets forth the names, ages and positions of all of our directors and executive officers and the positions they hold as of the date hereof. Our directors serve until their successors are elected and shall qualify. Executive officers are elected by our board of directors (the “Board”) and serve at the discretion of the directors.

Name	Age	Position with the Company
Chris Chapman, M.D.	71	Director, President and Chief Medical Officer
Adam Kaplin, M.D., Ph.D.	57	Chief Scientific Officer
Ian Rhodes	51	Interim Chief Financial Officer
Craig Eagle, M.D.	57	Director
Christopher Schreiber	59	Director
Joshua Silverman	53	Director, Chairman of the Board
Jude Uzonwanne	49	Director
Bill J. White	63	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Chris Chapman, M.D., has been our director since April 16, 2021 and currently serves as our President and Chief Medical Officer. Dr. Chapman previously served as President and Chief Medical Officer of MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”) effective as of November 1, 2020. He also serves as the Chairman and CEO of Telomir Pharmaceuticals, Inc., since November 2022. From April 2023 through March 2024, Dr. Chapman was the Executive Chairman of MIRA Pharmaceuticals, Inc. Since 1999, Dr. Chapman has also served as the Chief Executive Officer of Chapman Pharmaceutical Consulting, Inc., a consulting organization that provides support to pharmaceutical and biotech companies in North America, Europe, Japan, India and Africa on issues such as product safety, pharmacovigilance, medical devices, clinical trials and regulatory issues. In addition, from 2003-2004, Dr. Chapman served as the Associate Director of Drug Safety, Pharmacovigilance, and Clinical Operations for Organon Pharmaceuticals. Prior to his time at Organon, Dr. Chapman served as Director, Medical Affairs, Drug Safety and Medical Writing Departments at Quintiles (currently known as IQVIA), from 1995-2003. Dr. Chapman has also served on the board of directors of Rock Creek Pharmaceuticals, Inc. (f/k/a Star Scientific, Inc.) from 2007-2016, including as a member of the Audit Committee from 2007-2014, chairperson of the Compensation Committee from 2007-2014, and chairperson of the Executive Search Committee from 2007 to 2014. Dr. Chapman is an experienced executive and global medical expert and has extensive experience in providing monitoring and oversight for ongoing clinical trials including both adult and pediatric subjects. Dr. Chapman is also the founder of the Chapman Pharmaceutical Health Foundation, an IRS Section 501(c)(3) nonprofit organization established to solicit public funds and to support healthcare needs. which was organized in 2006. Dr. Chapman received an executive certificate from the Harvard Kennedy School of Cambridge, Massachusetts for financial management in 2020. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C. in 1987, and completed his internship in Internal Medicine, a residency in Anesthesiology and a fellowship in Cardiovascular and Obstetric Anesthesiology at Georgetown. Dr. Chapman’s qualifications to sit on the Board include his extensive experience and leadership roles within the pharmaceutical industry.

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

Christopher C. Schreiber has been our director since August 8, 2017 and he previously at various times as our Chief Executive Officer, President, and Executive Chairman of the Board. Mr. Schreiber combines over 30 years of experience in the securities industry. Mr. Schrieber retired in 2023 from his position as the Managing Director of Capital Markets at Taglich Brothers, Inc., where Mr. Schreiber built upon his extensive background in capital markets, deal structures, and syndications. Prior to his time at Taglich Brothers, Inc., he was a member of the board of directors of Paulson Investment Company, a 40-year-old full-service investment banking firm. In 2023, Mr. Schrieber joined the Board of Directors of Sonon Group, a German based company that focuses on providing solar-powered mobility applications. In addition, Mr. Schreiber serves as a director and partner of Long Island Express North, an elite lacrosse training organization for teams and individuals. Mr. Schreiber is a graduate of Johns Hopkins University, where he received a bachelor’s degree in political science. Mr. Schreiber’s qualifications to sit on the Board include his financial expertise and his experience with the Company.

Joshua Silverman has been our director since September 6, 2018 and currently serves as Chairman of the Board. Prior to the completion of the Merger, Mr. Silverman was also the lead independent director. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. Mr. Silverman currently serves as a director of AYRO Inc., Petros Pharmaceuticals, Inc., Synaptogenix Inc., Femasys Inc., and Pharmacyte Biotech, Inc. all of which are public companies.   Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment professional, management consultant and as a director of numerous public companies.

Jude Uzonwanne has been our director since April 16, 2021. From June 2022 until April 2023, Mr. Uzonwanne served as the Chief Executive Officer for Mira Pharmaceuticals Inc., a US based biopharmaceutical company focused on developing an oral FDA approved marijuana analog. Prior to Mira, he was the Chief Business Officer at a genetics-based healthcare company, 54gene from March 2021 to June 2022. Prior to 54gene, he was a Principal with ZS Associates, Inc., a consulting and professional services firm, a position he held from January 2021 to March 2021. Prior to joining ZS Associates, Mr. Uzonwanne was a Principal at IQVIA, Inc. from 2018 to 2020, where he served as the head of the firm’s US Financial Investors Consulting practice and as management consulting lead for IQVIA’s service to a top-6 global pharmaceutical company and select emerging biopharmaceutical companies. Prior to joining IQVIA, Mr. Uzonwanne served as Vice President (Associate Partner) at EY-Parthenon LLP from 2016 to 2018, where he managed teams advising corporate and private equity investors on a range of commercial due diligence targets in healthcare strategies and advised clients on growth accelerating strategies and investments. Prior to this role, Mr. Uzonwanne has worked for several other companies including Bain & Company, Dalberg Global Development Advisers, the Bill and Melinda Gates Foundation, and Monitor Group. Mr. Uzonwanne is a graduate of Swarthmore College (double Honors B.A in Economics and Political Science). Mr. Uzonwanne’s qualifications to sit on the Board include his experience as a corporate strategy and transaction services adviser in the healthcare markets globally.

Bill J. White has been our director since August 8, 2017. Mr. White has more than 30 years of experience in financial management, operations and business development. Most recently he has served as Chief Financial Officer of Sidus Space, Inc (Nasdaq SIDU), as the chief financial officer for ProPhase Labs Inc. (Nasdaq: PRPH), and the chief financial officer, chief operating officer, treasurer and secretary of Intellicheck, Inc., (Nasdaq: IDN). Prior to working at Intellicheck, Inc., he served 11 years as the chief financial officer, chief operating officer, secretary and treasurer of FocusMicro, Inc. (“FM”). As co-founder of FM, Mr. White played an integral role in growing the business from the company’s inception to leading its international expansion into Dubai, UAE. Mr. White has broad domestic and international experience including managing rapid and significant growth, import/export, implementing tough cost management initiatives, exploiting new growth opportunities, merger and acquisitions, strategic planning, resource allocation, tax compliance and organization development. Prior to co-founding FM, he served 15 years in various financial leadership positions in the government sector. Mr. White started his career in Public Accounting. Mr. White holds a Bachelor of Arts in Business Administration from Washington State University and is a Certified Fraud Examiner. Mr. White was selected to serve on the Board of Directors in part because of his significant financial and accounting experience with public companies.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2023, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Item 11. Executive Compensation.

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the 2023 fiscal year and whose salary, as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) up to two most highly compensated former executive officers who were no longer serving as an executive officer at the end of the 2023 fiscal year (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “named executive officers”).

Our named executive officers for 2023 were as follows:

●	Chris Chapman, M.D., President and Chief Medical Officer

●	Adam Kaplin, M.D., Ph.D., Chief Scientific Officer

●	Ian Rhodes, CPA, Interim Chief Financial Officer

●	Paul Rivard, Esq., Former Chief Legal Officer and Former Executive Vice President of Operations and General Counsel

Effective as of 4:05 pm Eastern Time on February 14, 2024 we filed an amendment to our Amended and Restated Certificate of Incorporation to effect a Reverse Stock Split of the issued and outstanding shares of our Common Stock, at a ratio of 1 for 30. The stock awards listed below have been adjusted to give effect to the Reverse Stock Split.

Summary Compensation Table

Name and Principal Position	Notes	Year	Salary	Bonus	Stock Awards	Option Awards(1)		All Other Compensation(2)	Total
Christopher Chapman, M.D.(3)		2023	$464,703	$200,000	-	2,218,565	(7)	1,058	$2,884,326
President, Chief Medical Officer		2022	161,827	100,000	-	-		-	261,827

Adam Kaplin, M.D., PhD(4)		2023	250,000	100,000	-	235,245	(8)	8,750	593,995
Chief Scientific Officer		2022	245,153	100,000		-		8,580	353,733

Ian Rhodes, CPA.(5)		2023	162,000	-	-	-		-	162,000
Interim Chief Financial Officer		2022	162,000	-	-	-		-	162,000

Paul Rivard, Esq.(6)		2023	242,209	-	-	235,245	(9)	100,819	578,273
Former Chief Legal Officer		2022	161,827	20,000	-	-		6,412	188,239

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of option awards granted during the fiscal year ended December 31, 2023, computed as of their respective grant dates in accordance with FASB ASC Topic 718 for share-based compensation transactions.
(2)	This column reflects the matching contribution paid to participants of the MyMD Pharmaceuticals 401(k) PS Plan (the “401(k) Plan”) and amounts paid for personal time off and severance of separated employees.
(3)	Dr. Chapman was appointed President and Chief Medical Officer of MyMD effective April 16, 2021. Prior to the Merger, Dr. Chapman served as the President and Chief Medical Officer of MyMD Florida effective November 1, 2020. For further information regarding the terms of Dr. Chapman’s employment, see the section below titled “Narrative Disclosure to Summary Compensation Table—Employment of Chris Chapman, M.D.”
(4)	Dr. Kaplin was appointed Chief Scientific Officer of MyMD effective April 16, 2021. Prior to the Merger, Dr. Kaplin served as Chief Scientific Officer of MyMD Florida effective December 18, 2020. For further information regarding the terms of Dr. Kaplin’s employment, see the section below titled “Narrative Disclosure to Summary Compensation Table—Employment of Adam Kaplin, M.D., Ph.D.”
(5)	Ian Rhodes serves as our interim Chief Financial Officer on the terms of a CFO Consulting Agreement, dated July 21, 2020, between the Company and Brio Financial Group. For further information regarding the terms of Mr. Rhodes’ employment, see the section below titled “Narrative Disclosure to Summary Compensation Table—Employment of Ian Rhodes.”
(6)	On April 16, 2021, Mr. Rivard entered into an employment agreement, under which he received an annual salary of $165,000. On March 22, 2023, Mr. Rivard was appointed as Chief Legal Officer and his annual salary was increased to $275,000, retroactively to January 1, 2023. Prior to the Merger, Mr. Rivard served as Executive Vice President of Operations and General Counsel of MyMD Florida effective September 21, 2020. Effective as of November 14, 2023, Mr. Rivard separated from his employment with the Company.
(7)	On April 4, 2023, the Company granted 25,000 non-qualified stock options, on June 7, 2023, the Company granted 10,000 non-qualified stock options, and on September 6, 2023 the Company granted 33,334 non-qualified stock options to Dr. Chapman.
(8)	On June 7, 2023, the Company granted 5,000 non-qualified stock options to Dr. Kaplin.
(9)	On June 7, 2023, the Company granted 5,000 non-qualified stock options to Mr. Rivard.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with each of our Named Executive Officers.

Employment of Chris Chapman, M.D.

Pre-Merger Employment Agreement

Effective November 1, 2020, MyMD Florida and Dr. Chapman entered into an employment agreement, which was subsequently amended by that certain First Amendment to Employment Agreement, dated December 18, 2020, that certain Second Amendment to Employment Agreement dated January 8, 2021, and that certain Third Amendment to Employment Agreement dated February 11, 2021 (such agreement, as amended, the “Chapman Employment Agreement”), pursuant to which Dr. Chapman was appointed President and Chief Medical Officer of MyMD Florida. Under the Chapman Employment Agreement, Dr. Chapman is entitled to an annual base salary of $165,000, payable monthly. Dr. Chapman is also eligible to receive bonus compensation in the form of lump-sum cash payments made within 30 days following the completion of certain specified “Bonus Events” (as defined in the Chapman Employment Agreement). The aggregate amount of bonus compensation payable to Dr. Chapman upon achievement of all specified Bonus Events is $800,000. In addition, Dr. Chapman is eligible to receive additional bonus compensation in connection with his annual performance, determined in the sole discretion of MyMD Florida’s board of directors. Pursuant to and on the effective date of the Chapman Employment Agreement, Dr. Chapman was also granted options to purchase 250,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. (After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 3,215 shares of the Company’s Common Stock at an exercise price of $77.10.) Such options all vested immediately upon grant. The options had an original term of lasting until the earlier of (i) ten years from the date of grant or (ii) the second-year anniversary of the effective date of a “Reorganization Event” as defined in the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (as amended, the “MyMD Florida Incentive Plan”) (the practical effect of which makes the term of such options expire on the second-year anniversary of the effective date of the merger, which occurred on April 16, 2021). MyMD Florida also agreed to provide and cover the cost of health insurance and disability policies for Dr. Chapman during the term of employment under the Chapman Employment Agreement.

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

On August 2, 2020, Dr. Chapman received a discretionary grant of options to purchase 200,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. All such options vested immediately upon grant. The options had an original term of ten years from the date of grant, subject to certain events described in the applicable award agreement, including Dr. Chapman’s, death, disability, retirement or an “Event of Cause” (as defined in the applicable award agreement). In connection with the Merger Agreement, certain terms of such options were amended. After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 2,572 shares of the Company’s Common Stock at an exercise price of $77.10. These options expired on April 16, 2023.

Post-Merger Employment Agreement

Immediately following the effective time of the Merger, the Board appointed Dr. Chapman to the offices of President and Chief Medical Officer on the terms of the Chapman Employment Agreement.

On November 24, 2021, the Company and Dr. Chapman entered into a Fourth Amendment to Employment Agreement. This agreement provided that certain performance criteria applicable to Dr. Chapman’s bonus compensation under the Chapman Employment Agreement would be waived and deemed to have been achieved, and that Dr. Chapman would be entitled to a bonus payment of $100,000 as a result. On August 30, 2022, the Company and Dr. Chapman entered into a Fifth Amendment to amend one of the performance criteria under the Chapman Employment Agreement, upon the achievement of which by the Company Dr. Chapman would be entitled to an additional bonus payment of $100,000. On February 1, 2023, the Company and Dr. Chapman entered into a Sixth Amendment providing for Dr. Chapman’s annual base salary to be set at $310,000, effective retroactively to January 1, 2023, and on September 8, 2023, the Company and Dr. Chapman entered into a Seventh Amendment providing for Dr. Chapman’s annual base salary to be set at $500,000, effective retroactively to January 1, 2023.

November 2023 Amendment

Effective November 13, 2023, the Company entered the Eighth Amendment to the employment agreement of Dr. Chapman providing for Dr. Chapman’s annual base salary to be adjusted from five hundred thousand dollars ($500,000) (the “Full Base Salary”) to two hundred fifty thousand dollars ($250,000) in cash per annum, until payment of his Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash.

Employment of Adam Kaplin, M.D., Ph.D.

Pre-Merger Employment Agreement

Effective December 18, 2020, MyMD Florida and Dr. Kaplin entered into an employment agreement, which was subsequently amended by that certain First Amendment to Employment Agreement, dated February 11, 2021 (such agreement, as amended, the “Kaplin Employment Agreement”), pursuant to which Dr. Kaplin was appointed Chief Scientific Officer of MyMD Florida. Under the Kaplin Employment Agreement, Dr. Kaplin is entitled to an annual base salary of $250,000, payable monthly. Dr. Kaplin is also eligible to receive bonus compensation in the form of lump-sum cash payments made within 30 days following the completion of certain specified “Bonus Events” (as defined in the Kaplin Employment Agreement). The aggregate amount of bonus compensation payable to Dr. Kaplin upon achievement of all specified Bonus Events is $800,000. In addition, Dr. Kaplin is eligible to receive additional bonus compensation in connection with his annual performance, determined in the sole discretion of MyMD Florida’s board of directors. On the effective date of the Kaplin Employment Agreement, Dr. Kaplin received a signing bonus in the form of a lump-sum cash payment in the amount of $100,000 and was also granted options to purchase 400,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. (After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 5,145 shares of the Company’s Common Stock at an exercise price of $77.10.) Such options all vested immediately upon grant. The options had an original term of lasting until the earlier of (i) ten years from the date of grant or (ii) the second-year anniversary of the effective date of a “Reorganization Event” as defined in the MyMD Florida Incentive Plan (the practical effect of which makes the term of such options expire on the second-year anniversary of the effective date of the merger, which occurred on April 16, 2021). MyMD Florida also agreed to provide and cover the cost of health insurance and disability policies for Dr. Kaplin during the term of employment under the Kaplin Employment Agreement.

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

November 2023 Amendment

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Adam Kaplin providing that Dr. Kaplin’s employment shall have an initial term of four months, which the parties may mutually agree to extend for additional consecutive terms of one month each. The amendment further provided that, in the event of termination without cause by the Company prior to the end of the initial term, Dr. Kaplin would receive his monthly base salary through the end of the initial term. The amendment further provided that all outstanding and unvested shares granted pursuant to the Nonqualified Stock Option Agreement, dated June 7, 2023, between the Company and Dr. Kaplin shall accelerate upon the termination of Dr. Kaplin’s employment. Dr. Kaplin’s amendment further provided that, in the event of a termination for any reason prior to the end of the first renewal term following the end of the initial term, the Company would continue to cover the costs of Dr. Kaplin’s health insurance coverage through the end of the first renewal term, subject to the execution and timely return of a release. The initial term ended on March 12, 2024, and the term of Dr. Kaplin’s employment agreement was not extended. Dr. Kaplin serves as the Company’s Chief Scientific Officer and receives a salary of $125,000 per annum and benefits without an employment agreement.

Employment of Ian Rhodes

On July 21, 2020, the Company entered into a CFO Consulting Agreement (the “Consulting Agreement”) with Brio Financial Group (“Brio”). Effective as of January 29, 2021, the Company appointed Ian Rhodes as its interim Chief Financial Officer. Pursuant to the Consulting Agreement, the Company paid Brio an initial retainer fee of $7,500 and paid a fixed monthly payment of $13,500. The Consulting Agreement also provided that the Company would be billed for travel and other out-of-pocket costs, such as report production, postage, etc. The Consulting Agreement expired on June 30, 2021. Since that time, Mr. Rhodes has continued to serve as the Company’s interim Chief Financial Officer under the same terms set forth in the Consulting Agreement.

Employment of Paul Rivard, Esq.

Pre-Merger Employment Agreement

Effective September 21, 2020, MyMD Florida and Mr. Rivard entered into an employment agreement (such agreement, as amended, the “Rivard Employment Agreement”), pursuant to which Mr. Rivard was appointed Executive Vice President of Operations and General Counsel of MyMD Florida. Under the Rivard Employment Agreement, Mr. Rivard was entitled to an annual base salary of $165,000, payable monthly. Mr. Rivard was also eligible to receive bonus compensation in the form of lump-sum cash payments made within 30 days following the completion of certain specified “Bonus Events” (as defined in the Rivard Employment Agreement). The aggregate amount of bonus compensation payable to Mr. Rivard upon achievement of all specified Bonus Events was $160,000. In addition, Mr. Rivard was eligible to receive additional bonus compensation in connection with his annual performance, determined in the sole discretion of MyMD Florida’s board of directors. On the effective date of the Rivard Employment Agreement, Mr. Rivard was granted options to purchase 200,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. (After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 2,572 shares of the Company’s Common Stock at an exercise price of $77.70.) Such options all vested immediately upon grant. The options had an original term of lasting until the earlier of (i) ten years from the date of grant or (ii) the second-year anniversary of the effective date of a “Reorganization Event” as defined in the MyMD Florida Incentive Plan (the practical effect of which makes the term of such options expire on the second-year anniversary of the effective date of the merger, which occurred on April 16, 2021). MyMD Florida also agreed to provide and cover the cost of health insurance and disability policies for Mr. Rivard during the term of employment under the Rivard Employment Agreement.

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

On March 22, 2023, Mr. Rivard was appointed Chief Legal Officer and his annual salary was increased to $275,000, retroactively to January 1, 2023.

Separation

Effective November 13, 2023, the Company entered into a mutual employment separation agreement with Paul M. Rivard, its Chief Legal Officer. The separation agreement provided for a lump-sum severance payment equal to three months of his normal base salary in exchange for a waiver and release. The separation agreement further provided that Mr. Rivard will be deemed a contractor providing services to the Company for purposes of any awards previously granted to him under the 2021 Plan if at the relevant time(s) he is providing services to the Company while under the employ of a law firm representing the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2023:

Named Executive Officer	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date(1)	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested
Christopher Chapman, M.D.	8,333	(1)	16,667	$46.50	4/4/2028	-		$-
President, Chief Medical Officer	1,333	(2)	6,667	49.80	6/7/2033	-		-
	-	(3)	33,334	24.30	9/6/2033	-		-
	-		-	-	n/a	20,000	(4)	4,854,000

Adam Kaplin, M.D., PhD	1,667	(2)	3,333	49.80	6/7/2033	-		-
Chief Scientific Officer	-		-	-	n/a	20,000	(4)	4,854,000

Ian Rhodes	-		-	-	-	-		-
Interim Chief Financial Officer	-		-	-	-	-		-

Paul Rivard, Esq	1,667	(2)	3,333	49.80	6/7/2033	-		-
Former Chief Legal Officer	-		-	-	n/a	6,667	(4)	1,618,000

(1)	Granted April 4, 2023. One third of the options awarded on such date vest immediately, one third vest on the first anniversary date of the grant date, and one third vest on the second anniversary of the grant date.

(2)	Granted June 7, 2023. One third of the options awarded on such date vest immediately, one third vest on the first anniversary date of the grant date, and one third vest on the second anniversary of the grant date.

(3)	Granted on September 6, 2023. These options vest at various times based upon the achievement of various performance milestones.

(4)	Granted on October 14, 2021. These RSUs vest at various times based upon the market capitalization of the company.

Director Compensation

The following table presents the total compensation for each person who served as a member of our Board during 2023. All compensation paid to Dr. Chapman during 2023 is reported under the Summary Compensation Table. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees earned or paid in cash	Stock Awards(1)	All Other Compensation(2)	Total
Josh Silverman	$216,000	$-	-	$216,000
Bill J. White	96,000	-	-	96,000
Craig Eagle, M.D	96,000	-	-	96,000
Jude Uzonwanne	96,000	-	-	96,000
Christopher Schreiber(3)	-	-	310,892	310,892

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock awards granted during the fiscal year ended December 31, 2023, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.
(2)	This column includes salaries and matching contributions paid to participants of the 401(k) Plan for non-executive employee members of the Board.
(3)	On January 24, 2020, Mr. Schreiber entered into an employment agreement with the Company, under which he would receive an annual salary of $300,000. Since then he has served the Company in various positions, and his employment agreement with the Company remains in effect.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Mr. Schreiber providing for Mr. Schreiber’s annual fee to be adjusted from three hundred thousand dollars ($300,000) (the “Full Fee”) to sixty thousand dollars ($60,000) in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash. The amendment also clarified that Mr. Schreiber’s title is “Director.”

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

On November 13, 2023, the Board approved certain adjustments to the director fees. Mr. Silverman’s fees were decreased from $216,000 to $60,000 annually, with payment of the excess amount of $156,000 deferred until the date that payment of such amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amount may be paid, at Mr. Silverman’s election, in shares of Common Stock or in cash. Messrs. Eagle’s, Uzonwanne’s, and White’s fees were decreased from $96,000 to $60,000 annually, with payment of the excess amounts of $36,000 per director deferred until the date that payment of such amounts would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amounts may be paid, at each director’s election, in shares of Common Stock or in cash.

On October 14, 2021, the Compensation Committee of the Board authorized the issuance of 93,166 restricted stock units with a fair market value of $242.70 per RSU to the directors and key employees of the Company. These RSUs will vest in thirds when certain market capitalization milestones are met and maintained for twenty consecutive trading sessions. Upon achievement of a vesting milestone, the expenses related to the vested RSUs will be recorded at the fair market value of the Company’s Common Stock on the date of vesting.

On June 5, 2023, the Compensation Committee of the Board authorized the issuance, effective as of June 7, 2023, of options to purchase an aggregate of 66,498 shares of Common Stock with an exercise price of $49.80 per share to the directors and key employees of the Company. These options vested (i) one third on the date of grant; (ii) one third on the first anniversary of the date of grant; and (iii) one third on the second anniversary of the date of grant, provided that the holder remains employed by the Company or a subsidiary on the applicable vesting date.

Equity Compensation Plans

2021 Equity Incentive Plan

Pursuant to the Merger Agreement, at the effective time of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders on April 15, 2021. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other awards which may be granted singly, in combination or in tandem, and which may be paid in cash or shares of Common Stock. At the effective time of the Merger, the number of shares of Common Stock that were reserved for issuance pursuant to awards under the 2021 Plan was 240,940 shares. As of December 31, 2023, 10,622 shares remain available for issuance under the 2021 Plan.

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

Share Authorization. At the effective time of the Merger, the number of shares of Common Stock that were reserved for issuance pursuant to awards under the 2021 Plan was 240,940 shares, 100% of which may be delivered as incentive stock options. Shares to be issued may be made available from authorized but unissued shares of the Company’s Common Stock, shares held by the Company in its treasury, or shares purchased by the Company on the open market or otherwise. During the term of the 2021 Plan, the Company will at all times reserve and keep enough shares available to satisfy the requirements of the 2021 Plan. If an award under the 2021 Plan is cancelled, forfeited, or expires, in whole or in part, the shares subject to such forfeited, expired, or cancelled award may again be awarded under the 2021 Plan. Awards that may be satisfied either by the issuance of Common Stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the 2021 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the 2021 Plan if the settlement of the award will not require the issuance of shares, as, for example, a stock appreciation right that can be satisfied only by the payment of cash. Shares of Common Stock that are otherwise deliverable pursuant to an award under the 2021 Plan that are withheld in payment of the option price of an option or for payment of applicable employment taxes and/or withholding obligations resulting from the award shall be treated as delivered to the award recipient and shall be counted against the maximum number of shares of our Common Stock that may be issued under the 2021 Plan. Only shares forfeited back to the Company or cancelled on account of termination, expiration, or lapse of an award shall again be available for grant of incentive stock options under the 2021 Plan but shall not increase the maximum number of shares described above as the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to incentive stock options.

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

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of its subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to the Company’s successful performance, are eligible to participate in the 2021 Plan. As of the December 31, 2023, the Company had 5 employees, 1 contractor, and 4 non-employee directors who would be eligible for awards under the 2021 Plan.

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

MyMD Florida Pre-Merger Plan

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The MyMD Florida Incentive Plan provided for the issuance of up to 50,000,000 shares of pre-Merger MyMD Florida Common Stock. As of December 31, 2023, options to purchase 0 shares of Company Common Stock have been issued pursuant to the plan and 0 shares of Company Common Stock remain available for issuance.

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

Authorized Shares. A total of 50,000,000 shares of pre-Merger MyMD Florida Common Stock were authorized for the grant of awards under the MyMD Florida Incentive Plan.

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

Company Pre-Merger Plans

On January 23, 2014, we adopted the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by stockholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 73 shares of the Company’s Common Stock, and as of December 31, 2023 19 shares of Common Stock remain available for grants under the 2013 Plan.

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of up to 1,666,667 shares of the Company’s common stock. As of December 31, 2023, grants of options to purchase 0 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

On August 7, 2017, the stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. The purpose of the 2017 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and our parents, subsidiaries and affiliates whose contributions are essential to the growth and success of our business. As of December 31, 2022, grants of restricted stock and options to purchase totaling 93 shares of Common Stock have been issued pursuant to the 2017 Plan and as of December 31, 2023, 25 shares of Common Stock remain available for grants under the 2017 Plan. The 2017 Plan provides for the issuance of shares of the Company’s Common Stock through the grant of non-qualified options, incentive options, restricted stock and unrestricted stock to directors, officers, consultants, attorneys, advisors, and employees.

On December 7, 2018, the stockholders approved, and we adopted the 2018 Stock Incentive Plan (the “2018 Plan”) and on August 27, 2020, the stockholders approved, and we adopted an amendment to the plan to increase the number of shares of Common Stock available for issuance pursuant to awards under the 2018 Plan by an additional 17,366 shares. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. The purpose of the 2018 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and to promote the success of our business. As of December 31, 2023, grants of RSUs to purchase 8,769 shares of Common Stock had been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remained available for issuance. The 2018 Plan provides for the issuance of shares of the Company’s Common Stock through the grant of options, restricted stock, stock appreciation rights, other stock-based awards, performance compensation awards to directors, officers, consultants, advisors, and employees. In addition, the 2018 Plan provides the Compensation Committee of the Board with discretion to accelerate the vesting and exercisability of outstanding awards upon the occurrence of a change of control (as defined in the 2018 Plan).

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the 2021 Plan, the 2013 Plan, the 2016 Plan, the 2017 Plan and the 2018 Plan (collectively, the “Equity Compensation Plans”) as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	139,840	$46.09	20,567
Equity compensation plans not approved by security holders	-	-	-
Total	139,840	$46.09	20,567

(1)	Represents shares available for issuance under the Equity Compensation Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our voting securities as of March 29, 2024 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our named executive officers and directors; and (iii) all of our directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o MyMD Pharmaceuticals, Inc., 855 N. Wolfe Street, Suite 601, Baltimore, MD 21205. Percentage of Common Stock ownership is based on 2,157,632 shares of Common Stock issued and outstanding as of March 29, 2024. Percentage of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) ownership is based on 72,992 shares of Series D Preferred Stock issued and outstanding as of March 29, 2024.

The number of shares of Common Stock beneficially owned by the principal stockholders and the percentage of shares outstanding, as set forth below, take into account certain limitations on the exercise of warrants to purchase Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of March 29, 2024 by that stockholder are deemed outstanding.

Name	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Class	Number of Shares of Series D Preferred Stock Beneficially Owned(2)	Percentage of Class	Total Voting Power
5% Beneficial Owner
Richard Abbe / Iroquois Capital Investment Group LLC(3)	167,058	7.22%	-	*	6.46%
Caroline Williams / Starwood Trust(4)	124,815	5.78%	-	*	5.78%
Premas Biotech PVT Ltd.(5)	3,459	*	72,992	100%	*

Named Executive Officers and Directors
Joshua Silverman(6)	5,181	*	-	*	*
Bill J White(7)	4,125	*	-	*	*
Craig Eagle, M.D.(8)	5,277	*	-	*
Jude Uzonwanne(9)	1,666	*	-	*	*
Christopher C Schreiber(10)	4,607	*	-	*	*
Christopher Chapman, M.D.(11)	11,666	*	-	*	*
Adam Kaplin, M.D., PhD(12)	1,666	*	-	*	*
Ian Rhodes	-
Paul Rivard(13)	15,000	*	-	*	*
All current executive officers and Directors as a group (8 persons)	34,188	2.24%	-	*	2.24%

* Less than 1%.

(1)	Percentage of Common Stock ownership is based on 2,157,632 shares of Common Stock issued and outstanding as of March 29, 2024.

(2)	Percentage of Series D Preferred Stock ownership is based on 72,992 shares of Series D Preferred Stock issued and outstanding as of March 29, 2024.

(3)

This information is based on a Schedule 13G/A filed with the SEC on February 14, 2024 by Iroquois Capital Management, LLC (“Iroquois Capital”) and on information available to the Company. The principal business office is 125 Park Avenue, 25th Floor, New York, NY 10017. Iroquois Capital is the investment advisor for Iroquois Master Fund, Ltd. (“IMF”). As directors of IMF, Kimberly Page (“Ms. Page”) and Richard Abbe (“Mr. Abbe”) make voting and investment decisions on behalf of IMF. As a result of the foregoing, Ms. Page and Mr. Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by Iroquois Capital and IMF.

IMF owns (1) 6,248 shares of Common Stock, (2) 2,083 shares of Series F Preferred Stock, which are convertible into up to 655,032 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), and (3) warrants to purchase up to 1,609,769 shares of Common Stock, including warrants to purchase up to 1,572,328 shares of Common Stock that are subject to a 4.99% beneficial ownership blocker and warrants to purchase up to 37,441 shares of Common Stock that are subject to a 9.99% beneficial ownership blocker.

Mr. Abbe also has voting control and investment discretion over securities held by Iroquois Capital Investment Group LLC (“ICIG”). As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by ICIG. ICIG owns (1) 473 shares of Common Stock, (2) 2,083 shares of Series F Preferred Stock, which are convertible into up to 360,378 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), and warrants to purchase up to 881,633 shares of Common Stock, including warrants to purchase up to 864,780 shares of Common Stock that are subject to a 4.99% beneficial ownership blocker and warrants to purchase up to 16,853 shares of Common Stock that are subject to a 9.99% beneficial ownership blocker. In addition, by virtue of his position as a custodian or trustee of certain Accounts (The Samantha Abbe Irrevocable Trust, The Talia Abbe Irrevocable Trust and The Bennett Abbe Irrevocable Trust), Mr. Abbe may be deemed to be the beneficial owner of the 3,859 shares of Common Stock held in aggregate by such Accounts.

91

(4)

This information is based on a Schedule 13D filed with the SEC on April 16, 2021 by Caroline Williams (“Ms. Williams”), individually and as Trustee of the Starwood Trust (“Trust”), and on information available to the Company. The Schedule 13D reports shared voting power for 3,747,210 shares of Common Stock and shared dispositive power for 3,747,210 shares of Common Stock. The Common Stock is held directly by the Trust. As trustee of the Trust, Ms. Williams makes voting and investment decisions on behalf of the Trust. As a result of the foregoing, Ms. Williams may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by The Starwood Trust. The principal business address of The Starwood Trust is 324 South Hyde Park Avenue, Suite 350, Tampa, Florida 33606. The Trust owns 2,471,479 shares of Common Stock.

Ms. Williams individually owns 1,272,972 shares of Common Stock as such is deemed to have beneficial ownership.

(5)	On March 23, 2020, Premas Biotech PVT., Ltd received 103,782 shares of Common Stock and 72,992 shares of Series D Convertible Preferred Stock as partial compensation for their rights to Cystron.

Prabuddha Kundu has sole voting and dispositive power over the securities held for this account.

(6)	Represents (i) 5,000 shares of Common Stock held by Mr. Silverman, (ii) 2,459 restricted stock unit (“RSU”) awards to Mr. Silverman that are vested or scheduled to vest within 60 days of March 29, 2024, and (iii) 2,222 shares of Common Stock issuable upon the exercise of options held by Mr. Silverman exercisable within 60 days of March 29, 2024.

(7)	Represents (i) 2,459 RSU awards to Mr. White that are vested or scheduled to vest within 60 days of March 29, 2024 and (ii) 1,666 shares of Common Stock issuable upon the exercise of options held by Mr. White exercisable within 60 days of March 29, 2024.

(8)	Represents 5,277 shares of Common Stock issuable upon the exercise of options held by Dr. Eagle exercisable within 60 days of March 29, 2024.

(9)	Represents 1,666 shares of Common Stock issuable upon the exercise of options held by Mr. Uzonwanne exercisable within 60 days of March 29, 2024.

(10)	Represents (i) 2,941 RSU awards to Mr. Schreiber that are vested or scheduled to vest within 60 days of March 29, 2024 and (ii) 1,666 shares of Common Stock issuable upon the exercise of options held by Mr. Schreiber exercisable within 60 days of the March 29, 2024.

(11)	Represents 11,666 shares of Common Stock issuable upon the exercise of options held by Dr. Chapman exercisable within 60 days of March 29, 2024.

(12)	Represents 1,666 shares of Common Stock issuable upon the exercise of options held by Dr. Kaplin exercisable within 60 days of March 29, 2024.

(13)

Represents (i) 15,000 shares of Common Stock and (ii) 1,666 shares of Common Stock issuable upon the exercise of options held by Mr. Rivard exercisable within 60 days of March 29, 2024.

Effective as of November 14, 2023, Mr. Rivard separated from his employment with the Company.

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

Other than compensation agreements, and other arrangements which are described below and under “Item 11. Executive Compensation” herein, since January 1, 2022, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

On August 17, 2022, pursuant to a securities purchase agreement with certain institutional and accredited investors, dated August 15, 2022, the Company issued and sold, in a registered direct offering (the “August RD”), an aggregate of 47,059 shares of its Common Stock at an offering price of $127.50 per share and, in a concurrent private placement (together with the August RD, the “August Offerings”), 47,063 unregistered investor warrants to purchase up to 47,063 shares of its Common Stock at an exercise price of 157.50, for gross and net proceeds of $5,999,997 and $5,550,028, respectively. In connection with the August Offering, we issued to Iroquois Capital Investment Group LLC (“ICIG”) 7,844 shares of Common Stock and warrants to purchase an additional 7,844 shares of Common Stock. ICIG is the beneficial owner of more than five percent of our Common Stock. In connection with the August Offering, we also issued to Iroquois Master Fund Ltd., an affiliate of ICIG (“IMF”), 11,765 shares of Common Stock and warrants to purchase an additional 11,765 shares of Common Stock.

In addition, in connection with the February 2023 Offering we issued to ICIG 2,750 shares of our Series F Preferred Stock and warrants to purchase up to 40,651 shares of Common Stock (adjusted to 864,780 shares of Common Stock pursuant to the terms of the Warrants following the Reverse Stock Split). In connection with the February 2023 Offering, we also issued to IMF 5,000 shares of Series F Preferred Stock and warrants to purchase up to 73,910 shares of Common Stock (adjusted to 1,572,328 shares of Common Stock pursuant to the terms of the Warrants following the Reverse Stock Split).

On April 14, 2023, the Company issued a reimbursement payment to Mr. Jonnie Williams, Sr. in the amount $500,000. The payment represented reimbursement for expenses incurred by Mr. Williams meeting with potential strategic corporate partners on behalf of the Company as part of the Company’s business development efforts. Mr. Williams is an immediate family member of a stockholder who beneficially holds more than 5% of our Common Stock.

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance—Director Independence,” above.

Item 14. Principal Accountant Fees and Services.

	2023	2022
Audit Fees	$150,492	$141,924
Audit-Related Fees	-	-
Tax Fees	14,300	26,212
All Other Fees	-	1,000
TOTAL	$164,792	$169,136

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

All of the services rendered by Morison Cogen LLP in 2023 were pre-approved by the Audit Committee.

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

Item 16. Form 10-K Summary.

Not applicable

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021)

2.3	Agreement and Plan of Merger, dated March 4, 2024, by and between MyMD Pharmaceuticals, Inc., a New Jersey corporation, and MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective February 14, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2024).

3.4	Certificate of Incorporation of MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.5	Certificate of Correction, dated March 25, 2024, to the Certificate of Incorporation of MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 26, 2024).

3.6	Amended and Restated Bylaws of MyMD Pharmaceuticals, Inc., effective April 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.7	Bylaws of MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.8	Form of Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

4.1+	Description of Securities

4.2	Form of Series C Convertible Preferred Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

4.3	Form of Pre-Funded Warrant Certificate (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

4.4	Form of Placement Agent Warrant Certificate (incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

4.5	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

4.6	Form of Placement Agent Warrant (incorporated herein by references to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

4.7	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

4.8	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2020).

4.9	Rights Agreement dated as of September 9, 2020 between Akers Biosciences, Inc. and VStock Transfer, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.10	Amendment No. 1 to Rights Agreement, dated as of March 18, 2021, by and between Akers Biosciences, Inc. and VStock Transfer, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

4.11	Form of Pre-Funded Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.12	Form of Investor Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.13	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

4.14	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.1#	2013 Incentive Stock and Award Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.2#	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.3#	Form of Nonqualified Stock Option Agreement (Employee) (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.4#	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.5#	Form of Incentive Stock Option (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2013).

10.6#	Amended and Restated 2013 Incentive Stock and Award Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2015).

10.7#	First Amendment to the Amended and Restated 2013 Incentive Stock and Award Plan of the Company (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2016).

10.8	Form of Placement Agency Agreement, dated March 30, 2017, by and between the Company and Joseph Gunnar and Co., LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.9	Form of Securities Purchase Agreement, dated March 30, 2017, by and between the Company and various purchasers. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.10	Form Registration Rights Agreement, dated March 30, 2017, by and between the Company and various purchasers (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.11#	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.12#	Form of Resignation Agreement of John J. Gormally (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2018).

10.13	Form of Securities Purchase Agreement, dated October 31, 2018, by and among the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

10.14#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2018).

10.15	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

10.16#	Offer of Employment to Christopher C. Schreiber, dated January 31, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020).

10.17	Membership Interest Purchase Agreement, dated as of March 23, 2020, by and among the members of Cystron Biotech, LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.18	Support Agreement, dated as of March 23, 2020, by and among the Company and certain of its stockholders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.19	Registration Rights Agreement, dated as of March 23, 2020, by and among certain members of Cystron Biotech, LLC and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.20	Amended and Restated License and Development Agreement by and among Premas Biotech PVT Ltd and Cystron Biotech, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.21	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

10.22	Amendment No.1 to the Membership Interest Purchase Agreement, dated May 14, 2020 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020).

10.23	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

10.24#	CFO Consulting Agreement, dated as of July 21, 2020, between the Company and Brio Financial Group (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2020).

10.25	Settlement Agreement and General, Release, dated as of August 3, 2020, by and among the Company and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 07, 2020).

10.26	Leak-Out and Support Agreement, dated as of August 3, 2020, by and among the Company and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 07, 2020).

10.27	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

10.28#	First Amendment to the Akers Biosciences, Inc., 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).

10.29	Secured Promissory Note, dated November 11, 2020, by and between the Company and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.30	Form of Securities Purchase Agreement, dated November 11, 2020, by and between the Company and purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.31	Contribution and Assignment Agreement, dated March 16, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, and Oravax Medical Inc. (incorporated herein by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.32	Termination and Release Agreement, dated March 16, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, Premas Biotech Pvt. Ltd., and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.33#	MyMD Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.34#	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.35#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.36#	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.37	Asset Purchase Agreement, dated November 11, 2020, by and between MyMD Pharmaceuticals, Inc. and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.38#	MyMD Pharmaceuticals (Florida) Inc. Second Amendment to Amended and Restated 2016 Stock Incentive Plan, dated July 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.39	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings II, LLC and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.40	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings, LLC and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.41#	Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc., effective December 18, 2020 (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.42#	Amendment No. 1 to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc, dated February 11, 2021 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.43#	Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., effective November 1, 2020 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.44#	Amendment No. 1 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.45#	Amendment No. 2 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated January 8, 2021 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.46#	Amendment No. 3 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated February 11, 2021 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.47#	Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated September 21, 2020 (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.48#	Amendment No. 1 to Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated November 24, 2020 (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.49#	Amendment No. 2 to Employment Agreement between Paul Rivard and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020 (incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.50#	Amendment No. 4 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated November 24, 2021 (incorporated herein by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.51#	Amendment No. 2 to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals, Inc., dated November 24, 2021 (incorporated herein by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.52	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

10.53#	Fifth Amendment to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated August 30, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2022).

10.54#	Third Amendment to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals, Inc., dated August 30, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2022).

10.55#	Sixth Amendment to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated January 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023).

10.56	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.57#	Third Amendment to Employment Agreement between Paul Rivard, Esq. and MyMD Pharmaceuticals, Inc., dated March 22, 2023. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023).

10.58#+	Seventh Amendment to Employment Agreement, dated September 6, 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Chris Chapman

10.59#	Eighth Amendment to Employment Agreement, dated November 13 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Chris Chapman (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.60#	Fourth Amendment to Employment Agreement, dated November 13, 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Adam Kaplin (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.61#	Employment Mutual Separation Agreement, dated November 13, 2023, by and between MyMD Pharmaceuticals, Inc. and Paul M. Rivard (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.62#	First Amendment to Agreement, dated November 13, 2023, by and between MyMD Pharmaceuticals, Inc. and Christopher C. Schreiber (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

21.1	List of Subsidiaries of MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)

23.1+	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	MyMD Pharmaceuticals, Inc. Compensation Recovery Policy

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith.

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

MYMD PHARMACEUTICALS, INC.

Date: April 1, 2024	By:	/s/ Christopher C. Chapman
	Name:	Christopher C. Chapman, M.D.
	Title:	President and Chief Medical Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher C. Chapman	President, Chief Medical Officer and Director	April 1, 2024
Christopher C. Chapman, M.D.	(Principal Executive Officer)

/s/ Ian Rhodes	Interim Chief Financial Officer	April 1, 2024
Ian Rhodes	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua Silverman	Chairman of the Board	April 1, 2024
Joshua Silverman

/s/ Bill J. White	Director	April 1, 2024
Bill J. White

/s/ Christopher C. Schreiber	Director	April 1, 2024
Christopher C. Schreiber

/s/ Jude Uzonwanne	Director	April 1, 2024
Jude Uzonwanne

/s/ Craig Eagle	Director	April 1, 2024
Craig Eagle, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MyMD Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MyMD Pharmaceuticals, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced net losses and negative cash flows from operations for the years ended December 31, 2023 and 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of bifurcated embedded derivative

As discussed in Note 2 to the consolidated financial statements, on February 21, 2023, the Company sold 15,000 shares of Series F Convertible Preferred Stock (“Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivative”). The Embedded Derivative liabilities are measured at fair value at inception and then are required to be re-measured and reported at fair value at each reporting period. Management’s estimate of the Embedded Derivative liabilities at inception and as of December 31, 2023 was $3,149,800 and $61,000. Management applies considerable judgment in selecting assumptions used to estimate the Embedded Derivative liabilities and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Management estimates the fair value of the Embedded Derivative liabilities using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock on the issuance date and re-measurement date, estimated equity volatility, estimated traded volume volatility, the time to maturity, a discounted market interest rate, a dividend rate, a penalty dividend rate, and probability of default. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of Embedded Derivative liabilities is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures

To the Board of Directors and Stockholders of

MyMD Pharmaceuticals, Inc. and Subsidiaries

(Continued)

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	With the involvement of our fair value specialists, we developed an independent fair value estimate for a sample and compared our estimate to the Company’s estimate and evaluated any differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.

●	With the involvement of our fair value specialists, we evaluated the methods, models, and judgments applied by management in the determination of principal assumptions and the calculation of Embedded Derivative liabilities.

●	For the re-measurement at December 31, 2023, we evaluated management’s ability to accurately estimate fair value by comparing management’s fair value re-measurements at quarterly reporting dates during 2023 to their fair value re-measurement at December 31, 2023.

Going Concern Assessment

As discussed in Note 3 to the consolidated financial statements, historically, the Company has incurred net losses. Since its inception, the Company has met its liquidity requirements principally through the sale of its preferred and common stock in public and private placements. The Company believes that its current financial resources as of the date of issuance of the consolidated financial statements are not sufficient to fund its current operating budget and contractual obligations as of December 31, 2023 as they fall due in the next twelve-month period, and as such have concluded that there are no material uncertainties related to events or conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. In making such a determination, management prepared a short-term cash flow projection. Management used significant assumptions in preparing the short-term cash flow projection, which included operating costs and financing obligations.

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

Assessment of Impairment for Investment in Oravax, Inc.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to measure its investment in Oravax Medical, Inc. as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of December 31, 2023, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of December 31, 2023. In making such a determination, management prepared a detailed qualitative analysis considering various impairment indicators. Management used significant judgment in their qualitative assessment.

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

We have served as the Company’s auditor since 2010.

/s/Morison Cogen LLP

We have served as the Company’s auditor since 2010.

Blue Bell, Pennsylvania

April 1, 2024

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

	As of
	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$2,681,010	$749,090
Marketable Securities	2,242,106	4,086,902
Prepaid Expenses	893,226	565,787

Total Current Assets	5,816,342	5,401,779

Non-Current Assets
Operating Lease Right-of-Use Assets	47,389	139,662
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,045,928	12,138,201

Total Assets	$17,862,270	$17,539,980

LIABILITIES
Current Liabilities
Trade and Other Payables	$3,716,218	$2,673,221
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability	48,870	65,780
Derivative Liabilities	61,000	-
Warrant Liabilities	867,000	-
Dividends Payable	265,019	-

Total Current Liabilities	4,988,089	2,768,983

Non-Current Liabilities
Deferred Compensation Payable	100,538	-
Operating Lease Liability, net of current portion	-	75,941

Total Non-Current Liabilities	100,538	75,941

Total Liabilities	$5,088,627	$2,844,924

Commitments and Contingencies
Series F Convertible Preferred Stock, with par value $0.001 per share and a stated value of $1,000 per share, 15,000 and 0 shares designated as of December 31, 2023 and December 31, 2022, 6,833 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022. Liquidation preference of $6,833,500 plus dividends at 10% per annum of $265,350 as of December 31, 2023.	404,071	-

STOCKHOLDERS’ EQUITY

Preferred Stock, with par value $0.001 per share, 50,000,000 total preferred shares authorized

Series D Convertible Preferred Stock, 211,353 shares designated, with par value $0.001 per share and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of December 31, 2023 and December 31, 2022	144,524	144,524

Common stock, par value $0.001 per share, 16,666,666 shares authorized 2,018,857 and 1,315,674 issued and outstanding as of December 31, 2023 and December 31, 2022	2,019	1,316
Additional Paid In Capital	114,200,096	108,308,120
Accumulated Deficit	(101,977,067)	(93,758,904)

Total Stockholders’ Equity	12,369,572	14,695,056

Total Liabilities and Stockholders’ Equity	$17,862,270	$17,539,980

The accompanying notes are an integral part of these consolidated financial statements

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2023	2022
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Administrative Expenses	5,442,886	5,520,150
Research and Development Expenses	7,867,795	9,067,422
Stock Based Compensation	3,049,537	695,191
Warrant Issuance Expenses	762,834	-

Loss from Operations	(17,123,052)	(15,282,763)

Other (Income) Expenses
Interest and Dividend Income	(455,570)	(83,991)
(Gain)/Loss on Sales of Marketable Securities	(416)	5,964
Unrealized (Gain)/Loss on Marketable Securities	(514)	(2,958)
Change in fair value of Derivatives Liabilities	(3,088,800)	-
Change in fair value of Warrant Liabilities	(9,756,000)	-
Uninsured Casualty Losses	178,198	(4,442)

Total Other (Income) Expenses	(13,123,102)	(85,427)

Loss Before Income Tax	(3,999,950)	(15,197,336)

Income Tax Benefit	-	-

Net Loss	$(3,999,950)	$(15,197,336)

Preferred Stock Dividends	4,218,213	-

Net Income/(Loss) Attributable to Common Stockholders	$(8,218,163)	$(15,197,336)

Basic and Dilutive net loss per common share	$(5.33)	$(11.74)

Weighted average basic and diluted common shares outstanding	1,542,453	1,294,200

The accompanying notes are an integral part to these consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Series F Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Series F	Shares	Series D	Shares	Common Stock $0.001 Par Per Share	Additional Paid In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2022	-	$-	72,992	$144,524	1,315,674	$1,316	$108,308,120	$(93,758,904)	$14,695,056
Net loss	-	-	-	-	-	-	-	(3,999,950)	(3,999,950)
Round-up shares from the 1-for-30 reverse split effective February 23, 2024	-	-	-	-	65,960	66	(66)	-	-
Issuance of common stock for vested restricted stock units	-	-	-	-	7,861	8	(8)	-	-
Exercise of prepaid equity forward contract	-	-	-	-	4,505	4	(4)	-	-
Issuance of 15,000 shares of Series F Convertible Preferred Stock, net of discount and offering costs of $14,087,111	15,000	912,889	-	-	-	-	-	-	-
Conversion of 1,250 shares of Series F Convertible Preferred Stock, July 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,074)	-	-	39,587	40	255,906	-	255,945
Conversion of 1,250 shares of Series F Convertible Preferred Stock, August 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,073)	-	-	38,688	39	255,905	-	255,944
Conversion of 1,250 shares of Series F Convertible Preferred Stock, September 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,074)	-	-	67,732	68	255,877	-	255,945
Conversion of 1,187 shares of Series F Convertible Preferred Stock, October 1, 2023 installment of $1,429,871 paid with common stock	(1,187)	(63,659)	-	-	58,450	58	214,118	-	214,175
Accelerated Conversion of 204 shares of Series F Convertible Preferred Stock	(204)	(12,416)	-	-	10,550	10	41,759	-	41,770
Accelerated Conversion of 416 shares of Series F Convertible Preferred Stock	(416)	(26,249)	-	-	41,672	42	88,271	-	88,313
Redemption of 772 shares of Series F Convertible Preferred Stock for cash	(772)	(49,824)	-	-	-	-		-	-
Accelerated Conversion of 570 shares of Series F Convertible Preferred Stock	(570)	(36,263)	-	-	100,007	100	121,905	-	122,005
Redemption of 617 shares of Series F Convertible Preferred Stock for cash	(617)	(39,811)	-	-	-	-	-	-	-
Accelerated Conversion of 851 shares of Series F Convertible Preferred Stock	(851)	(52,375)	-	-	182,848	183	176,030	-	176,213
Deemed Dividend for the true-up of the August 1, 2023 installment for the Series F Convertible Preferred Stock paid with common stock	-	-	-	-	29,045	29	766,474	(766,503)	-
Deemed Dividend for the true-up of the October 1, 2023 installment for the Series F Convertible Preferred Stock paid with common stock	-	-	-	-	56,278	56	66,273	(666,329)	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	(2,785,381)	(2,785,381)
Stock based compensation - stock options	-	-	-	-	-	-	3,049,537	-	3,049,537

Balance at December 31, 2023	6,633	$404,071	72,992	$144,524	2,018,857	$2,019	$114,200,096	$(101,977,067)	$12,369,572

	Series F Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Series F	Shares	Series D	Shares	Common Stock $0.001 Par Per Share	Additional Paid In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2021	-	$-	72,992	$144,524	1,255,777	$1,256	102,062,962	$(78,561,568)	$23,647,174
Net loss	-	-	-	-	-	-	-	(15,197,336)	(15,197,336)
Net proceeds from private placement of 47,059 common shares, net of offering costs $ 449,500	-	-	-	-	47,059	47	5,549,981	-	5,550,028
Exercise of prepaid equity forward contracts for Common Stock	-	-	-	-	12,838	13	(13)	-	-
Stock-based compensation – restricted stock units	-	-	-	-	-	-	165,997	-	165,997
Stock-based compensation – stock options	-	-	-	-	-	-	444,342	-	444,342
Stock-based compensation – warrants	-	-	-	-	-	-	84,851	-	84,851

Balance at December 31, 2022	-	-	72,992	$144,524	1,315,674	$1,316	108,308,120	(93,758,904)	14,695,056

The accompanying notes are an integral part of these consolidated financial statements

8

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss from ongoing operations	$(3,999,950)	$(15,197,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on sale of marketable securities	(416)	5,964
Change in fair value of marketable securities	(514)	(2,958)
Change in fair value of derivatives	(3,088,800)	-
Change in fair value of warrants	(9,756,000)	-
Stock based compensation:
Options issued to directors	944,834	-
Options issued to key employees	1,962,138	338,922
Options issued to non-employees	142,565	105,420
Warrants issued for services	-	84,851
Restricted stock units to non-employees	-	165,997
Change in assets and liabilities
Prepaid expenses	(327,439)	540,560
Trade and other payables	1,042,997	1,686,595
Operating leases	(578)	1,917
Deferred compensation payable	100,538	-
Net cash used by operating activities	(12,980,625)	(12,270,068)

Cash flows from investing activities:
Purchases of marketable securities	(13,454,304)	(4,836,837)
Proceeds from sale of marketable securities	15,300,030	11,750,000
Net cash provided by investing activities	1,845,726	6,913,163

Cash flows from financing activities
Redemption of Series F Convertible Preferred Stock	(89,635)	-
Dividends on Series F Convertible Preferred Stock	(1,452,145)	-
Premium on Series F Convertible Preferred Stock	(77,090)	-
Net proceeds from the issuance of preferred stock	14,685,689	-
Net proceeds from issuance of common stock	-	5,550,028
Net cash provided by financing activities	13,066,819	5,550,028

Net increase in cash and cash equivalents	1,931,920	193,123
Cash and cash equivalents at beginning of year	749,090	555,967
Cash and cash equivalents at end of year	$2,681,010	$749,090

Supplemental cash flow information
Cash paid for:
Interest	$-	$13,322
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Operating lease right-of-use asset obtained in exchange for lease obligation	$-	$53,196
Initial fair value of warrant liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$10,623,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$3,149,800	$-

The accompanying notes are an integral part to these consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc. is a Delaware corporation (“MyMD”) that was incorporated in New Jersey prior to the Reincorporation (as defined below). These condensed consolidated financial statements include two wholly owned subsidiaries as of December 31, 2023, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

On April 8, 2022, the MyMD Florida (as defined below) subsidiary was dissolved and merged into the New Jersey corporation MyMD Pharmaceuticals, Inc. pursuant to an Agreement and Plan of Merger dated April 8, 2022.

At the Company’s annual meeting of stockholders held on July 31, 2023, the stockholders approved a plan to merge the Company with and into a newly formed wholly owned subsidiary, MyMD Pharmaceuticals, Inc., a Delaware corporation (“MyMD Delaware”), with MyMD Delaware being the surviving corporation, for the purpose of changing the Company’s state of incorporation from New Jersey to Delaware (the “Reincorporation”). The Reincorporation was effected as of March 4, 2024. In connection with the Reincorporation to Delaware, the par value of the common and preferred stock was changed to $0.001 per share.

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

On February 14, 2024, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”). Simultaneously with the Reverse Stock Split, number of shares of our common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. The Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the Reverse Stock Split.

Recent Events

The February 2023 Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock with a stated value of $1,000 per share, initially convertible into up to 6,651,885 shares (pre-split) of the Company’s common stock (the “Common Stock”) at an initial conversion price of $2.255 per share (pre-split), subject to adjustment (the “Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,651,885 shares (pre-split) of Common Stock, subject to adjustment (the “Warrants”) (collectively, the “February 2023 Offering”). Following the Reverse Stock Split, (i) the conversion price of the Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations, and (ii) the exercise price of the Warrants was adjusted to $3.18 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionately to 4,716,904 shares pursuant to the terms of the Warrants.

Series F Convertible Preferred Stock

The Preferred Shares became convertible upon issuance into Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (as adjusted, the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Conversion Price for the Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations. The Company is required to redeem the Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $6.60 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The Company may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $202.95 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designation are satisfied.

The holders of the Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Preferred Shares have no voting rights on account of the Preferred Shares, other than with respect to certain matters affecting the rights of the Preferred Shares. During the year ended December 31, 2023, the Company recorded dividends totaling $3,451,710, which are reported as Preferred Stock Dividends on the Consolidated Statement of Comprehensive Income (Loss).

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

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the Company’s failure to pay any amounts due to the holders of the Preferred Shares when due. In connection with a Triggering Event, each holder of Preferred Shares will be able to require the Company to redeem in cash any or all the holder’s Preferred Shares at a premium set forth in the Certificate of Designations.

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.90 on the issuance date , estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Preferred Shares. During the year ended December 31, 2023, the Company recorded a total discount of $14,087,111 upon issuance of the Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $3,149,800, stock issuance costs of $314,311 and the fair value of the Warrants of $10,623,000.

During the year ended December 31, 2023, the Company recorded a gain of $3,088,800 related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Consolidated Statement of Comprehensive Income (Loss). The Company estimated the $61,000 fair value of the bifurcated embedded derivative at December 31, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $0.26 ($7.80 post reverse split) on the valuation date , estimated equity volatility of 140.0%, estimated traded volume volatility of 150.0%, the time to maturity of 0.5 years, a discounted market interest rate of 6.40%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.90%.

Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors Warrants to purchase 4,716,904 shares of Common Stock, with an exercise price of $3.18 per share (subject to adjustment), for a period of five years from the date of issuance. The Exercise Price and the number of shares issuable upon exercise of the Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of shares issuable upon exercise of the Warrants will be increased proportionately.

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the year ended December 31, 2023. The fair value of the Warrants of $10,623,000 was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 125.0%; and a risk-free interest rate of 4.09%.

Transaction costs incurred attributable to the issuance of the Warrants of $762,834 were immediately expensed in accordance with ASC 480.

During the year ended December 31, 2023, the Company recorded a gain of $9,756,000 related to the change in fair value of the warrant liabilities which is recorded in other income (expense) on the Consolidated Statement of Comprehensive Loss. The fair value of the Warrants of $867,000 was estimated at December 31, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.15 years; equity volatility of 120.0%; and a risk-free interest rate of 3.91%.

Reduction in Workforce

During October and November 2023, the Company implemented a reduction in workforce, eliminating three of the Company’s ten employees. Separated employees were granted a severance package equal to one-quarter of their annual salary.

On June 7, 2023, the Company granted the three employees options to purchase an aggregate of 7,668 shares of Common Stock with an exercise price of $49.80 per share. As consideration for a waiver and release in their separation agreements, the Company amended the employees’ respective June 7, 2023 option agreements to accelerate vesting of the portion of optioned shares that otherwise would have vested upon the first and second anniversaries of the date of grant. The options have an exercise period of twelve months from the date of separation. The Company recognized as compensation expense $168,496 which represented the remaining unamortized fair value of the original grant.

Executive Officer Contract Amendments and Separations

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Chris Chapman, its President and Chief Medical Officer, providing for Dr. Chapman’s annual base salary to be adjusted from five hundred thousand dollars ($500,000) (the “Full Base Salary”) to two hundred fifty thousand dollars ($250,000) in cash per annum, until payment of his Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash. As of December 31, 2023, the Company had recognized a salary deferral of $28,846 which is included in Deferred Compensation Payable on the Consolidated Balance Sheet.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Christopher C. Schreiber, a Director and the Company’s former Executive Chairman, providing for Mr. Schreiber’s annual fee to be adjusted from three hundred thousand dollars ($300,000) (the “Full Fee”) to sixty thousand dollars ($60,000) in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash. The amendment also clarified that Mr. Schreiber’s title is “Director.” As of December 31, 2023, the Company had recognized a salary deferral of $27,692 which is included in Deferred Compensation Payable on the Consolidated Balance Sheet.

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Adam Kaplin, its Chief Scientific Officer, providing that Dr. Kaplin’s employment shall have an initial term of four months, which the parties may mutually agree to extend for additional consecutive terms of one month each. The amendment further provides that, in the event of termination without cause by the Company prior to the end of the initial term, Dr. Kaplin shall receive his monthly base salary through the end of the initial term. The amendment further provides that all outstanding and unvested shares granted pursuant to the Nonqualified Stock Option Agreement, dated June 7, 2023, between the Company and Dr. Kaplin shall accelerate upon the termination of Dr. Kaplin’s employment. Dr. Kaplin’s amendment further provides that, in the event of a termination for any reason prior to the end of the first renewal term following the end of the initial term, the Company will continue to cover the costs of Dr. Kaplin’s health insurance coverage through the end of the first renewal term, subject to the execution and timely return of a release.

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

Director’s Deferral of Board Service Fees

On November 13, 2023, the Board approved certain adjustments to the director fees. Mr. Silverman’s fees were decreased from $216,000 to $60,000 annually, with payment of the excess amount of $156,000 deferred until the date that payment of such amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amount may be paid, at Mr. Silverman’s election, in shares of Common Stock or in cash. Messrs. Eagle’s, Uzonwanne’s, and White’s fees were decreased from $96,000 to $60,000 annually, with payment of the excess amounts of $36,000 per director deferred until the date that payment of such amounts would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amounts may be paid, at each director’s election, in shares of Common Stock or in cash.

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

(d) Comprehensive Income (Loss)

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 in reporting comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2023 and December 31, 2022.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at December 31, 2023	$2,242,106	$-	$-

Marketable securities at December 31, 2022	$4,086,902	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of December 31, 2023 and 2022, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the year ended December 31, 2023 and 2022 was a gain of $514 and a gain of $2,958, respectively.

Gains and losses resulting from the sales of marketable securities were gains of $416 and losses of $5,964 for the years ended December 31, 2023 and 2022, respectively.

Proceeds from the sales of marketable securities were $15,300,030 and $11,750,000 in the years ended December 31, 2023 and 2022, respectively. Purchases of marketable securities were $13,454,304 and $4,836,837 during the years ended December 31, 2023 and 2022, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023
Liabilities:
Warrant liabilities (Note 3)	3	$867,000
Derivative liabilities (Note 3)	3	$61,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$-
Issuance of warrants reported at fair value	10,623,000
Change in fair value of warrant liabilities	(1,175,000)
Balance on March 31, 2023	9,448,000
Change in fair value of warrant liabilities	(1,635,000)
Balance on June 30, 2023	7,813,000
Change in fair value of warrant liabilities	(5,356,000)
Balance on September 30, 2023	2,457,000
Change in fair value of warrant liabilities	(1,590,000)
Balance on December 31, 2023	$867,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$-
Issuance of convertible preferred stock with derivative liabilities	3,149,800
Change in fair value of derivative liabilities	120,700
Balance on March 31, 2023	3,270,500
Change in fair value of derivative liabilities	194,500
Balance on June 30, 2023	3,465,000
Change in fair value of derivative liabilities	(2,566,900)
Balance on September 30, 2023	898,100
Change in fair value of derivative liabilities	(837,100)
Balance on December 31, 2023	$61,000

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of December 31, 2023.

(j) Risk Management of Cash and Investments

It is the Company’s policy to minimize the Company’s capital resources to investment risks, prioritizing the preservation of capital over investment returns. Investments are maintained in securities, primarily publicly traded, short-term money market funds based on highly rated federal, state, and corporate bonds, that minimize the risk to the Company’s capital resources and provide ready access to funds.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of December 31, 2023, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of December 31, 2023.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of December 31, 2023, the Company has 17 issued U.S. patents, 64 foreign patents, 2 pending U.S. patent applications and 10 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

(n) Goodwill

Goodwill is evaluated annually for impairment or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, economic factors (for example, the loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts. No impairment was recorded for each of the years ended December 31, 2023 and 2022.

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

The Company leased a facility in Tampa, Florida (“Platt St”) under an operating lease (“Platt Street Lease”) with annual rentals of $22,030 to $23,259 plus certain operating expenses. The Platt Street Lease took effect on April 1, 2022 for a term of 36 months. The Platt Street Lease was cancelled without penalty effective October 31, 2023.

In accordance with FASB ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet.

The Company utilizes the package of practical expedients permitted within the standard, which allows an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components. The Company has also elected the short-term lease accounting policy under which the Company would not recognize a lease liability or ROU asset for any lease that at the commencement date has a lease term of twelve months or less and does not include a purchase option that the Company is more than reasonably certain to exercise.

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease and the Platt Street Lease on the Consolidated Balance Sheet. The information related to these leases are presented below:

	As of December 31, 2023			As of December 31, 2022
	Platt Street	2021 Baltimore		Hyde Park	2021 Baltimore
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$-	$47,389	$47,389	$45,353	$94,309	$139,662
Lease Payable, current	-	48,870	48,870	18,741	47,039	65,780
Lease Payable - net of current	-	-	-	27,070	48,871	75,941

The following provides details of the Company’s lease expense:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Platt Street	2021 Baltimore		Hyde Park	Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Lease	Total
Operating Leases
Lease Costs	$18,868	$54,400	$73,268	$6,251	$16,981	$54,400	$77,632

Other information related to leases is presented below:

	As of December 31, 2023
	Platt	2021 Baltimore
Other Information	Street Lease	Lease	Total
Operating Leases
Operating cash used	$20,048	$54,520	$74,568
Average remaining lease term	-	11	11
Average discount rate	10.0%	10.0%	10.0%

As of December 31, 2023, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	As of December 31, 2023
	Platt	2021 Baltimore
	Street Lease	Lease	Total
For Years Ending December 31,
2024	$-	$49,867	$49,867
Total future minimum lease payments, undiscounted	$-	$49,867	$49,867
Less: Imputed interest	-	997	997
Present value of future minimum lease payments	$-	$48,870	$48,870

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the years ended December 31, 2023 and 2022 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tax years from 2020 through 2023 remain subject to examination by federal and state jurisdictions.

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

As the Company reported a net loss for the years ended December 31, 2023 and 2022, Common Stock equivalents were anti-dilutive.

As of December 31, 2023 and 2022, the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2023	2022
Stock Options	47,286	149,241
Unvested Restricted Stock Units	88,668	82,001
Warrants to purchase Common Stock	4,933,622	217,202
Pre-funded Warrants to purchase Common Stock	-	4,505
Series C Preferred Convertible Warrants	918	918
Series D Preferred Convertible Stock	1,217	1,217
Series F Preferred Convertible Stock	3,318,626	-
Total potentially dilutive shares	8,482,891,	466,252

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

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements, but did change how the allowance for credit losses is determined.

Recently Issued Accounting Pronouncements Not Adopted

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the Company’s condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Note 3 – Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss attributable to common stockholders of $8,218,163 and $15,197,336 and negative cash flows from operations of $12,980,625 and $12,270,068 for the years ended December 31, 2023 and 2022.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Annual Report is dependent upon its ability to obtain additional capital financing. Through the date of this Annual Report, the Company has been primarily financed through the proceeds from the sale of preferred and common stock. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	December 31, 2023	December 31, 2022

Accounts Payable – Trade	$3,079,080	$2,356,555
Accrued Expenses	637,138	316,666
	$3,716,218	$2,673,221

Note 5 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 73 shares of the Company’s Common Stock. As of December 31, 2023, grants of restricted stock and options to purchase 54 shares of Common Stock have been issued pursuant to the 2013 Plan, and 19 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

On December 21, 2016, the shareholders approved, and the Company adopted the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan provides for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of December 31, 2023, grants of options to purchase 0 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. As of December 31, 2023, grants of restricted stock and options to purchase 93 shares of Common Stock have been issued pursuant to the 2017 Plan, and 25 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. As of December 31, 2023, grants of RSUs and restricted stock to purchase 8,769 shares of Common Stock have been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 240,940 shares of the Company’s Common Stock. As of December 31, 2023, grants of RSUs and stock options to purchase 230,318 shares of Common Stock have been issued pursuant to the 2021 Plan, and 10,622 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the year ended December 31, 2023:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2022	149,241	$79.34	$78.64	0.64	$-
Granted	129,838	41.77	38.53	8.45	$-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled/Expired	(139,239)	77.70	77.70	-	-
Balance at December 31, 2023	139,840	46.09	42.34	8.17	$-
Exercisable as of December 31, 2023	47,286	56.44	51.49	7.48	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.77 for the Company’s common shares on December 31, 2023 and the closing stock price of $34.50 for the Company’s common shares on December 31, 2022.

On January 28, 2022, the Company’s Compensation Committee approved the issuance of 6,668 stock options under the 2021 Stock Incentive Plan. These shares had a grant date fair value of $107.70 per share or a cumulative fair market value of $717,660 as calculated using Black-Scholes (exercise price $118.80 per share, stock price $118.80 per share, volatility of 124.43%, discount rate of 1.74% and seven-year term). The grant was segmented into four vesting tranches triggered by performance achievements and expire on January 28, 2029. The Company will amortize the expenses over the vesting cycles of the individual tranches when the performance achievement is probable.

On June 21, 2022, the Company granted 3,334 stock options under the 2021 Stock Incentive Plan to a third-party consultant in consideration of services rendered. These shares had a grant date fair value of $59.70 per share or a cumulative fair market value of $199,360 as calculated using Black-Scholes (exercise price $69.00 per share, stock price $69.00 per share, volatility of 130.51%, discount rate of 3.24% and five-year term). The grant vested immediately and expire on June 21, 2027. The Company is amortizing the expense over twelve months, the term of the consulting agreement.

On April 4, 2023, the Company issued 25,000 options to a key employee. These shares had a grant date fair value of $39.00 per share or a cumulative fair market value of $978,675 as calculated using Black-Scholes (exercise price $46.50 per share, stock price $46.50 per share, volatility of 122.12%, discount rate of 3.39% and a five-year term). 1/3 of the options vested on the grant date, 1/3 vest on the first anniversary of the grant and 1/3 vest on the second anniversary of the grant. The 1/3rd of the fair-market value of the options was expensed on the grant date and the remaining 2/3rd is amortized over 24 month vesting.

On June 7, 2023, the Company issued 66,503 options to the directors and key employees. These shares had a grant date fair value of $47.10 per share or a cumulative fair market value of $3,128,759 as calculated using Black-Scholes (exercise price $49.00 per share, stock price $49.00 per share, volatility of 115.94%, discount rate of 3.79% and a ten-year term). 1/3 of the options vested on the grant date, 1/3 vest on the first anniversary of the grant and 1/3 vest on the second anniversary of the grant. The 1/3rd of the fair-market value of the options was expensed on the grant date and the remaining 2/3rd is amortized over 24 month vesting.

On July 19, 2023, the Company issued 1,667 options to a consultant for services. These shares had a grant date fair value of $29.18 per share or a cumulative fair market value of $48,643 as calculated using Black-Scholes (exercise price $34.80 per share, stock price $34.80 per share, volatility of 120.30%, discount rate of 3.98% and a five-year term). The options vested on the grant date. The fair-market value of the options was recorded immediately for services previously performed.

On September 6, 2023, the Company issued 33,334 options to a key employee. These shares had a grant date fair value of $23.10 per share or a cumulative fair market value of $769,700 as calculated using Black-Scholes (exercise price $24.30 per share, stock price $24.30 per share, volatility of 117.90%, discount rate of 4.44% and a ten-year term). The options will vest upon the achievement of specific performance goals. The fair-market value of the options will be recognized in the period the vesting event is achieved. As of December 31, 2023, none of the vesting events have occurred.

On September 6, 2023, the Company issued 3,334 options to a key employee. These shares had a grant date fair value of $23.10 per share or a cumulative fair market value of $76,970 as calculated using Black-Scholes (exercise price $24.30 per share, stock price $24.30 per share, volatility of 117.90%, discount rate of 4.44% and a ten-year term). ½ of the options vested on the grant date, ½ vest on the first anniversary of the grant. The fair-market value of the vested options was amortized upon the issuance of the grant and the remaining options will be amortized over the 12-month vesting cycle.

During the years ended December 31, 2023 and 2022, the Company recognized stock option expenses totaling $3,049,537 and $444,342, respectively.

The unamortized stock option expenses as of December 31, 2023 and 2022 totaled $2,418,338 and $113,847, respectively.

Restricted Stock Units

During the year ended December 31, 2023, the Company converted 261 vested RSUs issued in March 2019 and 7,600 vested RSUs issued in September 2020 to members of the Board of Directors into 7,861 common shares of the Company. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc in 2021 and prior years.

On October 14, 2021, the Compensation Committee of the Board of Directors approved grants totaling 93,169 Restricted Stock Units to the Company’s six directors and seven key employees. Each RSU had a grant date fair value of $242.70 which will be amortized upon vesting into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2021 Plan. Vesting of each RSU is:

●	One-third (33%) of each RSU will vest when the Company’s market capitalization is equal to or greater than $500,000,000 for at least ten trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $150.00 during such trading day period.

●	One-third (33%) of each RSU will vest when the Company’s market capitalization is equal to or greater than $750,000,000 for at least ten trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $150.00 during such trading day period.

●	The remaining awarded units will vest when the Company’s market capitalization is equal to or greater than $1,000,000,000 for at least ten trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $150.00 during such trading day period.

●	In the event that (i) a change in control occurs or (ii) the participant incurs a termination of service by the Company without cause or due to the participant’s death or total and permanent disability, then all unvested units shall become vested units immediately upon the occurrence of such event.

As of December 31, 2023, none of the vesting milestones have been met.

On January 28, 2022, the Compensation Committee of the Board of Directors approved a grant of 135 RSUs to a sub-contractor with a grant date fair value of $15,998 and vested immediately. Such RSUs were granted under the 2021 Plan. The Company recorded expenses of $15,998 which is included Stock Based Compensation on the Consolidated Statement of Comprehensive Loss during the year ended December 31, 2022.

On July 7, 2022, the Compensation Committee of the Board of Directors approved a grant of 1,673 RSUs to a sub-contractor with a grant date fair value of $150,000 and vested immediately. Such RSUs were granted under the 2021 Plan. The Company recorded expenses of $138,587 which is included Stock Based Compensation on the Consolidated Statement of Comprehensive Loss during the year ended December 31, 2022.

The following is the status of outstanding unvested restricted stock units outstanding as of December 31, 2023 and the changes for the year ended December 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2022	93,169	$242.70
Granted	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired	(4,501)	242.70
Balance at December 31, 2023	88,668	$242.70

As of December 31, 2023 and 2022, the unamortized value of the RSUs was $21,600,300 and $22,611,550, respectively.

Note 6 – Equity

Authorized Capital Stock

As of December 31, 2023, the Company’s authorized capital stock consisted of 66,666,666 shares, of which 16,666,666 are shares of Common Stock, $0.001 par value per share (the “Common Stock”), and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock and 15,000 of which have been designated as Series F Convertible Preferred Stock (the “Series F Preferred Stock”). As of December 31, 2023 and December 31, 2022, there were 2,018,857 and 1,315,674 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares of Series D Preferred Stock issued and outstanding and warrants to purchase Series C Preferred Stock convertible into 918 shares of Common Stock issued and outstanding as of December 31, 2023 and December 31, 2022. There were 6,833 and 0 shares of Series F Preferred Stock issued and outstanding as of December 31, 2023 and December 31, 2022. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of December 31, 2023 and December 31, 2023.

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

As of December 31, 2023, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 1,217 underlying shares of the Company Common Stock.

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

Voting Rights

The Series F Preferred Stock has no voting rights, except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”) and as expressly provided in the Series F Certificate of Designation. To the extent that under the DGCL the vote of the holders of shares of Series F Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series F Preferred Stock, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is presented or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable. To the extent that under the DGCL holders of shares of Series F Preferred Stock are entitled to vote on a matter with holders of shares of Common Stock, voting together as one class, each share of Series F Preferred Stock shall entitle the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible (subject to certain beneficial ownership limitations) using the record date for determining the stockholders of the Company eligible to vote on such matters as the date as of which the Conversion Price is calculated.

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

Conversion

The Series F Preferred Stock is convertible into shares of Common Stock (the “Conversion Shares”). The initial conversion price, subject to adjustment as set forth in the Series F Certificate of Designation, was $2.255 (pre-split) (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Series F Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction (generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock). The Conversion Price is also subject to “full ratchet” price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Conversion Price for the Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations. If any shares of Series F Preferred Stock are converted or reacquired by us, such shares shall resume the status of authorized but unissued shares of Series F Preferred Stock of the Company and shall no longer be designated as Series F Preferred Stock.

The Company is required to redeem the shares of Series F Preferred Stock in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $6.60 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market; provided that if the Floor Price is the lowest effective price, the Company will be required to make the amortization payment in cash.

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

Mandatory Conversion

If on any day after the issuance of the shares of Series F Preferred Stock the closing price of the Common Stock has exceeded $202.95 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock has exceeded $3,000,000 per trading day during the same period and certain equity conditions described in the Series F Certificate of Designation are satisfied (the “Mandatory Conversion Date”), we shall deliver written notice of the Mandatory Conversion (as defined below) to all holders on the Mandatory Conversion Date and, on such Mandatory Conversion Date, we shall convert all of each holder’s shares of Series F Preferred Stock into Conversion Shares at the then effective Conversion Price (the “Mandatory Conversion”). If any of the Equity Conditions shall cease to be satisfied at any time on or after the Mandatory Conversion Date through and including the actual delivery of all of the Conversion Shares to the holders, the Mandatory Conversion shall be deemed withdrawn and void ab initio.

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

On April 27, 2023, 4,505 prefunded warrants were exercised in exchange for 4,505 shares of common stock.

As of December 31, 2023, the Company had 2,018,857 shares of Common Stock issued and outstanding. During the year ended December 31, 2023 the Company issued 539,534 shares of common stock as installment conversions and 85,323 shares of common stock for make-whole adjustments for the Series F Convertible Preferred.

On February 16, 2022, 12,838 prefunded warrants were exercised in exchange for 12,838 shares of Common Stock.

On August 17, 2022, pursuant to a securities purchase agreement with certain institutional and accredited investors, dated August 15, 2022, the Company issued and sold in a registered direct offering (the “August Offering”) an aggregate of 47,059 shares of its Common Stock at an offering price of $127.50 per share and 47,063 unregistered investor warrants to purchase up to 47,063 shares of its Common Stock at an exercise price of $157.50, for gross and net proceeds of $5,999,997 and $5,550,028, respectively.

Common Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	217,202	$147.86	3.63	$-
Issued	4,716,904	3.18	4.15	21,650,589
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	(484)	5,414.40	-	-
Balance at December 31, 2023	4,933,622	$9.02	4.08	$21,650,589
Exercisable as of December 31, 2023	4,933,622	$9.02	4.08	$21,650,589

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.77 for the Company’s common shares on December 31, 2023 and the closing stock price of $34.50 for the Company’s common shares on December 31, 2022. All warrants were vested on date of grant.

On July 7, 2022, the Company issued warrants to purchase up to 1,276 shares of its Common Stock at an exercise price of $164.40 to a vendor for services. These warrants had a grant date fair value of $66.37 per warrant or a cumulative fair market value of $84,851 as calculated using Black-Scholes (exercise price $179.40 per share, stock price $82.20 per share, volatility of 131.06%, discount rate of 3.07% and a five- year term). The warrants will be exercisable at any time and from time to time, in whole or in part, following the date of issuance and for a term of five years from the effective date. The fair-market value of the warrants was amortized over the life of the service contract. During the year ended December 31, 2022, the Company recognized $84,851 in expense which is included in Stock-Based Compensation on the Consolidated Statement of Comprehensive Loss.

On August 17, 2022, in connection with the August Offering, the Company issued unregistered investor warrants to purchase up to 47,063 shares of its Common Stock at an exercise price of $157.50 (the “August Investor Warrants”) in a private placement. The August Investor Warrants will be exercisable at any time and from time to time, in whole or in part, beginning six-months following the date of issuance and for a term of five years from the initial exercise date.

Pursuant to the February 2023 Offering, the Company issued to investors Warrants to purchase 4,716,904 shares of Common Stock (as adjusted, and subject to further adjustment), with an exercise price of $3.18 per share (as adjusted, and subject to further adjustment), for a period of five years from the date of issuance. The Exercise Price and the number of shares issuable upon exercise of the Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of shares issuable upon exercise of the Warrants will be increased proportionately. (Note 3)

Pre-funded Common Stock Warrants

The table below summarizes the pre-funded warrant activity for the year ended December 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	4,505	$0.06	-	$155,135
Issued	-	-	-	-
Exercised	(4,505)	0.06	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2023	-	$-	-	$-
Exercisable as of December 31, 2023	-	$-	-	$-

All pre-funded warrants were vested on date of grant and are exercisable at any time. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing stock price of $34.50 for the Company’s common shares on December 31, 2022

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2022	918	$240.00	1.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2023	918	$240.00	0.94	$-
Exercisable as of December 31, 2023	918	$240.00	0.94	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.77 for the Company’s common shares on December 31, 2023 and the closing stock price of $34.50 for the Company’s common shares on December 31, 2022. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 7 – Income Taxes

The Company’s income tax (benefit)/provision is as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Current	$-	$-
Deferred	4,129,000	(5,914,000)
Change in Valuation Allowance	(4,129,000)	5,914,000
Income Tax Benefit	$-	$-

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022

Statutory U.S. Federal Income Tax Rate	(21.0)%	(21.0)%
New Jersey State income taxes, net of U.S. Federal tax effect	45.5%	(14.5)%
Adjustment to deferred tax assets	82.8%	(4.1)%
Other	-%	0.7%
Change in Valuation Allowance	(107.3)%	38.9%
Net	0.0%	0.0%

As of December 31, 2023, and 2022, the Company had U.S. federal net operating loss carry forwards of approximately $113.1 million and $107.1 million, respectively. Approximately $51.5 million of the U.S. federal net operating loss generated in tax years beginning before January 1, 2018 expire beginning with the year ending December 31, 2024 through 2037. The remaining U.S. federal net operating loss of approximately $61.6 million does not expire, however it is limited to 80% of each subsequent year’s net income. As of December 31, 2023, and 2022, the Company had U.S. state net operating loss carry forwards of approximately $45.2 million and $41.0 million, respectively, some of which expire beginning with the year ending December 31, 2024 through 2043. U.S. federal net operating losses of approximately $2.3 million expired during 2023. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

Under Section 382 of the Code, use of the Company’s net operating loss carryforwards is limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. The Company experienced an ownership change as a result of the Merger and therefore the Company’s ability to utilize its net operating loss and certain credit carryforwards are limited. The limitation is determined by the fair market value of the Company’s common stock outstanding immediately prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger caused the Company’s net operating loss carryforwards to be limited. However, the limitation had no impact on the Company’s financial statements since the Company recorded a full valuation allowance for the deferred tax assets as of December 31, 2023 and 2022.

The principal components of the deferred tax assets and liabilities, and related valuation allowances as of December 31, 2023 and 2022 are as follows:

	2023	2022

Reserves and other	$796,000	$745,000
Net operating loss carry-forwards	26,494,000	26,176,000
Capitalized research and development	3,946,000	2,177,000
Research and development tax credit	1,326,000	610,000
Share-based compensation	1,108,000	4,542,000
Warrant liability	(2,860,000)	-
Derivative liability	(688,000)	-
Valuation Allowance	(30,122,000)	(34,250,000)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets (decreased) by approximately $(4.1) million during the year ended December 31, 2023, due mainly to write-offs of the gross deferred tax asset related to share-based compensation, net of increases in the Company’s deferred tax assets related to its net operating loss carryforward and capitalized research expenses. The valuation allowance for deferred tax assets increased by approximately $5.9 million during the year ended December 31, 2022, due mainly to increases in the Company’s deferred tax asset related to its net operating loss carryforward. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company files U.S. federal income tax returns and state income tax returns. Since the Company had losses in the past, all prior years that generated net operating loss carryforwards are open and subject to audit examination in relation to the net operating loss generated from those years.

Note 8 – Commitments and Contingencies

Scientific Advisory Board

On February 1, 2021, the Company formed the Scientific Advisory Board to (i) provide strategic advice and make recommendations to management regarding current and planned research and development programs, (ii) advise management regarding the scientific merit of technology or products involved in licensing and acquisition opportunities and (iii) provide strategic advice to management regarding emerging science and technology issues and trends. During the years ended December 31, 2023 and 2022, the Company incurred costs of $0 and $148,000, respectively. These expenses are included in Research and Development Expenses on the Consolidated Statement of Comprehensive Loss. The Scientific Advisory Board was disbanded effective September 30, 2022.

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

Effective as of 4:05 p.m. Eastern Standard Time on February 14, 2024, we effected the Reverse Stock Split of our common stock at a ratio of one-for-thirty. Simultaneously with the Reverse Stock Split, number of shares of our common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. Our common stock continued to be traded on the Nasdaq Capital Market under the symbol MyMD and began trading on a split-adjusted basis at market open on February 15, 2024. On March 4, 2024, we were notified by Nasdaq that we had regained compliance with all Nasdaq listing requirements and the matter was closed.

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

On May 27, 2022, the Court granted-in-part and denied-in-part MyMD’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, MyMD filed its Answer, which included affirmative defenses. As of December 31, 2023, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred.

Note 9 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements as of December 31, 2023 and 2022.

MIRA Pharmaceuticals Limited License Agreement

MyMD is a party to an Amended and Restated Limited License Agreement, dated June 27, 2022 and amended on April 20, 2023, with MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA), under which the parties agreed to share technical information and know-how pertaining to the synthetic manufacture and formulation of the parties’ respective Supera-CBD™ and MIRA1a™ product candidates. MyMD, which holds patent rights to MIRA1a™ in 22 foreign countries, was granted a perpetual, non-exclusive, royalty-free license to use improvements to MIRA1a™ made under the agreement, and MIRA was granted a limited, perpetual, worldwide, non-exclusive, royalty-free license to use Supera-CBD™ as a synthetic intermediate in the manufacture of MIRA1a™. MyMD’s President and Chief Medical Officer, Chris Chapman, M.D., is Executive Chairman of MIRA

Note 10 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the years ended December 31, 2023 and 2022 of $44,942 and $41,443, respectively.

Note 11—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to these agreements as of December 31, 2023 and 2022.

Note 12 – Subsequent Events

On March 4, 2024 (the “Effective Date”), MyMD Pharmaceuticals, Inc., a New Jersey corporation (“MyMD New Jersey” or, prior to the Reincorporation (as defined below), the “Company”) merged with and into its wholly-owned subsidiary, MyMD Pharmaceuticals, Inc., a Delaware corporation (“MyMD Delaware” or, following the Reincorporation, the “Company”), with MyMD Delaware being the surviving corporation, pursuant to that certain Agreement and Plan of Merger, dated as of March 4, 2024, by and between MyMD New Jersey and MyMD Delaware (the “Plan of Merger”), for the purpose of changing the Company’s state of incorporation from New Jersey to Delaware (the “Reincorporation”). The Plan of Merger and the Reincorporation were approved by the Company’s stockholders at the 2023 annual meeting of stockholders, held on July 31, 2023 (the “2023 Annual Meeting”).

MyMD Delaware is deemed to be the successor issuer of MyMD New Jersey under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

The Reincorporation did not result in any change in the Company’s name, business, management, fiscal year, accounting, location of the principal executive offices, assets or liabilities. In addition, the Company’s common stock will retain the same CUSIP number and continue to trade on the Nasdaq Capital Market under the symbol “MYMD.” Holders of shares of the Company’s common stock will not have to exchange their existing Company stock certificates for MyMD Delaware stock certificates.

As of the Effective Date of the Reincorporation, the rights of the Company’s stockholders are governed by the Delaware General Corporation Law, the MyMD Delaware Certificate of Incorporation and the Bylaws of MyMD Delaware.

