Form 10-Q
period 2024-03-31
MyMD Pharmaceuticals, Inc.
filed 2024-05-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36268

MyMD Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

855 N. Wolfe Street, Suite 623 Baltimore, MD	21205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock par value $0.001 per share	MYMD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2024, the registrant had 2,307,632 shares of its Common Stock, par value $0.001 per share, outstanding.

PART I - Financial Information

Item 1. Financial Statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(unaudited)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$225,655	$2,681,010
Marketable Securities	1,509,358	2,242,106
Prepaid expenses	725,159	893,226

Total Current Assets	2,460,172	5,816,342

Non-Current Assets
Lease Right-of-Use	34,904	47,389
Goodwill	10,498,539	10,498,539
Investment in Oravax Medical	1,500,000	1,500,000

Total Non-Current Assets	12,033,443	12,045,928

Total Assets	$14,493,615	$17,862,270

LIABILITIES
Current Liabilities
Trade and Other Payables	$3,861,232	$3,716,218
Due to MyMD FL Shareholders	29,982	29,982
Lease Liability	35,981	48,870
Dividends Payable	45,828	265,019
Derivative Liability	-	61,000
Warrant Liability	-	867,000

Total Current Liabilities	3,973,023	4,988,089

Non-Current Liabilities
Deferred Compensation Payable, net of current	279,615	100,538

Total Non-Current Liabilities	279,615	100,538

Total Liabilities	4,252,638	5,088,627

Commitments and Contingencies

Mezzanine Equity
Series F Convertible Preferred Stock, 15,000 shares designated, par value $0,001 and a stated value of $1,000 per share, 4,988 and 6,633 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $4,988,000 plus dividends at 10% per annum of $45,828 as of March 31, 2024	4,880,528	6,500,278
Series F Convertible Preferred Stock - Discount	(3,530,365)	(4,702,023)
Series F Convertible Preferred Stock - Derivative	(1,046,778)	(1,394,184)

Total Mezzanine Equity	303,385	404,071

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, $0.001 par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of March 31, 2024 and December 31, 2023	144,524	144,524
Common Stock, par value $0.001, 16,666,666 shares authorized, 2,157,632 and 2,018,857 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2,158	2,019
Additional Paid in Capital	122,769,885	114,200,096
Accumulated Deficit	(112,978,975)	(101,977,067)

Total Shareholders’ Equity	9,937,592	12,369,572

Total Liabilities and Shareholders’ Equity	$14,493,615	$17,862,270

See accompanying notes to these unaudited condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Administrative Expenses	1,068,320	987,987
Research and Development Expenses	1,198,938	770,430
Stock Based Compensation	517,365	69,068
Warrant Issuance Expenses	-	762,834

Loss from Operations	(2,784,623)	(2,590,319)

Other (Income) Expenses
Interest and Dividend Income	(18,306)	(25,824)
Gain/Loss on Sale of Investments	(175)	(175)
FMV Change - Equity Investments	899	1,712
FMV Change - Derivatives	(61,000)	120,700
FMV Change - Warrants	7,094,000	(1,175,000)

Total Other (Income) Expenses	7,015,418	(1,078,587)

Loss Before Income Tax	(9,800,041)	(1,511,732)

Income Tax Benefit	-	-

Net Loss	(9,800,041)	(1,511,732)

Preferred Stock Dividends	1,201,867	158,333

Net Loss Attributable to Common Stockholders	$(11,001,908)	$(1,670,065)

Basic and Dilutive net loss per common share	$(5.14)	$(1.20)

Weighted average basic and diluted common shares outstanding	2,141,131	1,392,210

See accompanying notes to these unaudited condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

					Common Stock
	Series F Convertible Preferred Stock		Series D Convertible Preferred Stock			Common Stock Par Value	Additional Paid	Accumulated	Total
	Shares	Series F	Shares	Series D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2023	6,633	$404,071	72,992	$144,524	2,018,857	$2,019	$114,200,096	$(101,977,067)	$12,369,572
Net loss	-	-	-	-	-	-	-	(9,800,041)	(9,800,041)
Issuance of common stock for vested restricted stock units	-	-	-	-	908	1	(1)	-	-
Redemption of 383 shares of Series F Convertible Preferred Stock, January 1, 2024 installment of $1,429,871 paid with cash and common stock	(383)	(23,699)	-	-	-	-	-	-	-
Accelerated Conversion of 438 shares of Series F Convertible Preferred Stock	(438)	(26,300)	-	-	131,200	131	88,357	-	88,488
Redemption of 812 shares of Series F Convertible Preferred Stock, February 1, 2024 installment of $1,429,871 paid with cash and common stock	(812)	(49,773)	-	-	-	-	-	-	-
Accelerated Conversion of 12 shares of Series F Convertible Preferred Stock	(12)	(914)	-	-	6,667	7	3,068	-	3,075
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	(1,201,867)	(1,201,867)
Reclassification of warrant liability upon warrant modification	-	-	-	-	-	-	7,961,000	-	7,961,000
Stock based compensation - stock options	-	-	-	-	-	-	517,365	-	517,365
Balance at March 31, 2024	4,988	$303,385	72,992	$144,524	2,157,632	$2,158	$122,769,885	$(112,978,975)	$9,937,592

					Common Stock
	Series F Convertible Preferred Stock		Series D Convertible Preferred Stock			Common Stock Par Value	Additional Paid	Accumulated	Total
	Shares	Series F	Shares	Series D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2022	-	$-	72,992	$144,524	1,315,674	$1,316	$108,308,120	$(93,758,904)	$14,695,056
Net loss	-	-	-	-	-	-	-	(1,511,732)	(1,511,732)
Round-up shares from the 1-for-30 reverse split effective February 14, 2024	-	-	-	-	65,960	66	(66)	-	-
Issuance of 15,000 shares of Series F Convertible Preferred Stock, net of discount and offering costs of $14,087,111	15,000	912,889	-	-	-	-	-	-	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	(158,333)	(158,333)
Stock Based Compensation - Stock Options	-	-	-	-	-	-	69,068	-	69,068
Balance at March 31, 2023	15,000	$912,889	72,992	$144,524	1,381,634	$1,382	$108,377,122	$(95,428,969)	$13,094,059

See accompanying notes to these unaudited condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss from ongoing operations	$(9,800,041)	$(1,511,732)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on sale of securities	(175)	(175)
Loss on fair market value of equity investments	899	1,712
(Gain)/loss on fair market value of derivatives	(61,000)	120,700
(Gain)/loss on fair market value of warrants	7,094,000	(1,175,000)
Share based compensation:
To directors - options	189,350	-
To key employees - options	298,755	19,908
To non-employees - options	29,260	49,160
Change in assets and liabilities
Prepaid expenses	168,066	(172,351)
Trade and other payables	145,014	(1,304,021)
Right-of-use liabilities	(404)	157
Deferred Compensation Payable	179,077	-
Dividends Payable	(154,842)	-
Net cash used by operating activities	(1,912,041)	(3,971,642)

Cash flows from investing activities:
Purchases of marketable securities	(18,306)	(13,024,559)
Proceeds from sale of marketable securities	750,330	1,749,970
Net cash (used in)/provided by investing activities	732,024	(11,274,589)

Cash flows from financing activities
Redemption of Series F Convertible Preferred Stock	(73,472)	-
Dividends on Series F Convertible Preferred Stock	(1,133,762)	-
Premium on Series F Convertible Preferred Stock	(68,104)	-
Net proceeds from issuance of preferred stock	-	14,685,689
Net cash (consumed)/provided by financing activities	(1,275,338)	14,685,689

Net decrease in cash and restricted cash	(2,455,355)	(560,542)
Cash and restricted cash at beginning of period	2,681,010	749,090
Cash and restricted cash at end of period	$225,655	$188,548

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Accrual of Series F Convertible Preferred Stock Dividend	$-	$158,333
Initial fair value of warrant liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$-	$10,623,000
Initial fair value of derivative liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$-	$3,149,800
Reclass of warrant liability upon warrant modification	$7,961,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

MYMD PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

MyMD Pharmaceuticals, Inc. is a Delaware corporation (“MyMD”) that was incorporated in New Jersey prior to the Reincorporation (as defined below). These condensed consolidated financial statements include two wholly owned subsidiaries as of March 31, 2024, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation, (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

On February 14, 2024, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”). Simultaneously with the Reverse Stock Split, number of shares of the Company’s common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. The Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the Reverse Stock Split.

On March 4, 2024 (the “Effective Date”), MyMD Pharmaceuticals, Inc., a New Jersey corporation (“MyMD New Jersey”) merged with and into its wholly-owned subsidiary, MyMD Pharmaceuticals, Inc., a Delaware corporation (“MyMD Delaware”), with MyMD Delaware being the surviving corporation, pursuant to that certain Agreement and Plan of Merger, dated as of March 4, 2024, by and between MyMD New Jersey and MyMD Delaware (the “Plan of Merger”), for the purpose of changing the Company’s state of incorporation from New Jersey to Delaware (the “Reincorporation”).

MyMD Delaware is deemed to be the successor issuer of MyMD New Jersey under Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

The Reincorporation did not result in any change in the Company’s name, business, management, fiscal year, accounting, location of the principal executive offices, assets or liabilities. In addition, the Company’s common stock retained the same CUSIP number and continued to trade on the Nasdaq Capital Market under the symbol “MYMD.” Holders of shares of the Company’s common stock did not have to exchange their existing MyMD New Jersey stock certificates for MyMD Delaware stock certificates.

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

Series F Convertible Preferred Stock

The Preferred Shares became convertible upon issuance into Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (as adjusted, the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Conversion Price for the Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations of Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Certificate of Designations”). The Company is required to redeem the Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $6.60 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. On April 5, 2024, the Company entered into an Omnibus Waiver and Amendment (the “Omnibus Agreement”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Omnibus Agreement, the Required Holders agreed (i) to defer payment of the installment amounts due on March 1, 2024, and April 1, 2024 (the “Installments”), under Section 9(a) of the Certificate of Designations, until May 1, 2024, and (ii) to waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from missing the Installments. The Company may require holders to convert their Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $202.95 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations. The Certificate of Designations further provides that the holders of record of the Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. During the three months ended March 31, 2024 and 2023, the Company recorded dividends totaling $1,201,867 and $158,333, respectively, which are reported as Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss.

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

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs; the fair value of our common stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

During the three months ended March 31, 2024 and 2023, the Company recorded a gain of $61,000 and a loss of $120,700, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative at March 31, 2024 using a Monte Carlo simulation model, with the following inputs; the fair value of our common stock of $2.39 on the valuation date, estimated equity volatility of 95.0%, estimated traded volume volatility of 175.0%, the time to maturity of 0.25 years, a discounted market interest rate of 6.2%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 1.5%.

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

The Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the three months ended March 31, 2023. The fair value of the Warrants of $10,623,000 was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; term of 5.0 years; equity volatility of 125.0%; and a risk-free interest rate of 4.09%.

Transaction costs incurred attributable to the issuance of the Warrants of $762,834 were immediately expensed in accordance with ASC 480.

During the three months ended March 31, 2024, the Company recorded a loss of $7,094,000 related to the change in fair value of the warrant liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Warrants of $7,961,000 was estimated at March 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.90 years; equity volatility of 110.0%; and a risk-free interest rate of 4.31%.

During the three months ended March 31, 2023, the Company recorded a gain of $1,750,000 related to the change in fair value of the warrant liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Warrants of $867,000 was estimated at March 31, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.15 years; equity volatility of 120.0%; and a risk-free interest rate of 3.91%.

On May 14, 2024, the Company entered into an Amendment (the “Amendment”) with the Investors in the February 2023 Offering, effective as of March 31, 2024. The Amendment modified certain terms of the Warrants relating to the rights of the holders of the Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Warrant, that is being offered and paid to the holders of the Company’s common stock in connection with the Fundamental Transaction. The modification resulted in the reclassification of the Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Warrants at fair value as of March 31, 2024, the effective date of the modification, and recognized the change in fair value as a non-cash loss and reclassified the Warrants to additional paid-in capital at March 31, 2024.

Reduction in Workforce

During October and November 2023, the Company implemented a reduction in workforce, eliminating three of the Company’s ten employees. Separated employees were granted a severance package equal to one-quarter of their annual salary.

Executive Officer Contract Amendments and Separations

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Chris Chapman, its President and Chief Medical Officer, providing for Dr. Chapman’s annual base salary to be adjusted from five hundred thousand dollars ($500,000) (the “Full Base Salary”) to two hundred fifty thousand dollars ($250,000) in cash per annum, until payment of his Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash. As of March 31, 2024 and December 31, 2023, the Company had recognized a salary deferral of $86,538 and $28,846, respectively, which is included in Deferred Compensation Payable on the Condensed Consolidated Balance Sheets.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Christopher C. Schreiber, a Director and the Company’s former Executive Chairman, providing for Mr. Schreiber’s annual fee to be adjusted from three hundred thousand dollars ($300,000) (the “Full Fee”) to sixty thousand dollars ($60,000) in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash. The amendment also clarified that Mr. Schreiber’s title is “Director.” As of March 31, 2024 and December 31, 2023, the Company had recognized a salary deferral of $83,077 and $27,692, respectively, which is included in Deferred Compensation Payable on the Condensed Consolidated Balance Sheets.

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Adam Kaplin, its Chief Scientific Officer, providing that Dr. Kaplin’s employment and had an initial term of four months, which the parties had the option to mutually agree to extend for additional consecutive terms of one month each. The amendment further provided that, in the event of termination without cause by the Company prior to the end of the initial term, Dr. Kaplin shall receive his monthly base salary through the end of the initial term. The amendment further provided that all outstanding and unvested shares granted pursuant to the Nonqualified Stock Option Agreement, dated June 7, 2023, between the Company and Dr. Kaplin shall accelerate upon the termination of Dr. Kaplin’s employment. Dr. Kaplin’s amendment further provided that, in the event of a termination for any reason prior to the end of the first renewal term following the end of the initial term, the Company will continue to cover the costs of Dr. Kaplin’s health insurance coverage through the end of the first renewal term, subject to the execution and timely return of a release. Dr. Kaplin’s employment was terminated effective April 15, 2024.

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

Director’s Deferral of Board Service Fees

On November 13, 2023, the Board approved certain adjustments to the director fees. Mr. Silverman’s fees were decreased from $216,000 to $60,000 annually, with payment of the excess amount of $156,000 deferred until the date that payment of such amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amount may be paid, at Mr. Silverman’s election, in shares of Common Stock or in cash. Messrs. Eagle’s, Uzonwanne’s, and White’s fees were decreased from $96,000 to $60,000 annually, with payment of the excess amounts of $36,000 per director deferred until the date that payment of such amounts would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amounts may be paid, at each director’s election, in shares of Common Stock or in cash. As of March 31, 2024 and December 31, 2023, the Company had recognized a board fee deferral of $110,000 and $44,000, respectively, which is included in Deferred Compensation Payable on the Condensed Consolidated Balance Sheets.

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The condensed consolidated financial statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 1, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2023 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2024 may not be necessarily indicative of the operating results expected for the full year or any future period.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. Information about significant areas of estimation, uncertainty and critical judgments in applying accounting policies that have the most significant effect on the amounts recognized in the financial statements is included in the following notes for recording the fair value of financial instruments, derivative financial instruments valuations, research and development expenses, impairment of intangible assets and the valuation of share-based payments.

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

(d) Comprehensive Income (Loss)

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 in reporting comprehensive income. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has no items of other comprehensive income (loss), comprehensive loss is equal to net loss.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal date or use, to be cash equivalents.

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of March 31, 2024 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2024 and December 31, 2023.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at March 31, 2024	$1,509,358	$-	$-

Marketable securities at December 31, 2023	$2,242,106	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of March 31, 2024 and December 31, 2023, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended March 31, 2024 and 2023 was a loss of $899 and $1,712, respectively.

Gains resulting from the sales of marketable securities were $175 and $175 for the three months ended March 31, 2024 and 2023, respectively.

Proceeds from the sales of marketable securities in the three months ended March 31, 2024 and 2023 were $750,330 and $1,749,970, respectively. Purchases of marketable securities in the three months ended March 31, 2024 and 2023 were $18,306 and $13,024,559, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2024
Liabilities:
Warrant liabilities (Note 3)	3	$7,961,000
Derivative liabilities (Note 3)	3	$-

		December 31,
Description	Level	2023
Liabilities:
Warrant liabilities (Note 3)	3	$867,000
Derivative liabilities (Note 3)	3	$61,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis for the three months ended March 31, 2024:

Balance on December 31, 2023	$867,000
Issuance of warrants reported at fair value	-
Change in fair value of warrant liabilities	7,064,000
Reclassification of warrant liability to equity upon warrant modification	(7,091,000)
Balance on March 31, 2024	$-

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the three months ended March 31, 2024:

Balance on December 31, 2023	$61,000
Issuance of convertible preferred stock with derivative liabilities	-
Change in fair value of derivative liabilities	(61,000)
Balance on March 31, 2024	$-

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities fromE quity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside oft he Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end datewhile the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Statements of Comprehensive Income (Loss).

Modification of warrants

The Company applies the guidance in ASC 815-40 to account for warrants that are liability classified that are subsequently modified resulting in a reclassification to equity. The warrants are remeasured at fair value on the modification date, the change in fair value is recognized as a non-cash gain or loss on the Statement of Comprehensive Income (Loss), and the warrants are reclassified to additional paid-in capital.

(h) Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are comprised principally of prepaid insurance and research and development expenses.

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of March 31, 2024.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of March 31, 2024, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of March 31, 2024.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2024, the Company has 17 issued U.S. patents, 64 foreign patents, 2 pending U.S. patent applications and 10 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

(p) Right-of-Use Assets

The Company leases a facility in Baltimore, Maryland (“2021 Wolfe St”) under an operating lease (“2021 Baltimore Lease”) with annual rentals of $52,800 to $56,016 plus certain operating expenses. The 2021 Baltimore Lease took effect on November 17, 2021 for a term of 12 months with automatic renewals unless a sixty-day notice is provided. The initial term expired on November 30, 2022. The lease renewed effective December 1, 2022 for a term of 12 months with automatic renewals unless a sixty-day notice is provided.

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease and the Platt Street Lease on the Condensed Consolidated Balance Sheets. The information related to these leases are presented below:

	As of March 31, 2024			As of December 31, 2023
	Platt Street	2021 Baltimore		Platt Street	2021 Baltimore
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$-	$34,904	$34,904	$-	$47,389	$47,389
Lease Payable, current	-	35,981	35,981	-	48,870	48,870
Lease Payable - net of current	-	-	-	-	-	-

The following provides details of the Company’s lease expense:

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	Platt Street	2021 Baltimore		Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$13,600	$13,600	$5,660	$13,600	$19,260

Other information as of March 31, 2024 related to leases is presented below:

	Platt Street	2021 Baltimore
Other Information	Lease	Lease	Total
Operating Leases
Operating cash used	$-	$9,336	$9,336
Average remaining lease term	-	8	8
Average discount rate	10.0%	10.0%	10.0%

As of March 31, 2024, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	Platt Street	2021 Baltimore
	Lease	Lease	Total
For Years Ending December 31,
2024	-	36,267	36,267
Total future minimum lease payments, undiscounted	$-	$36,267	$36,267
Less: Imputed interest	-	286	286
Present value of future minimum lease payments	$-	$35,981	$35,981

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the three months ended March 31, 2024 and 2023 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three months ended March 31, 2024 and 2023, Common Stock equivalents were anti-dilutive.

As of March 31, 2024 and 2023, the following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Stock Options	47,286	145,907
Unvested Restricted Stock Units	88,668	93169
Warrants to purchase Common Stock	4,933,622	4,934,106
Pre-funded Warrants to purchase Common Stock	-	4,505
Series C Convertible Preferred Warrants	918	918
Series D Convertible Preferred Stock	1,217	1,217
Series F Convertible Preferred Stock	1,568,553	4,716,981
Total potentially dilutive shares	6,640,264	9,896,803

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

(v) Recently Issued Accounting Pronouncements

As of March 31, 2024 and for the three months then ended, there were no recently issued accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Note 3 – Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss attributable to common stockholders of $11,001,908 and $1,670,065, respectively, and negative cash flows from operations of $1,912,041 and $3,971,642, respectively, for the three months ended March 31, 2024 and 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report is dependent upon its ability to obtain additional capital financing. Through the date of this Quarterly Report, the Company has been primarily financed through the proceeds from the sale of preferred and common stock. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	March 31, 2024	December 31, 2023

Accounts Payable – Trade	$3,350,185	$3,079,080
Accrued Expenses	511,047	637,138
	$3,861,232	$3,716,218

Note 5 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by shareholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 73 shares of the Company’s Common Stock. As of March 31, 2024, grants of restricted stock and options to purchase 54 shares of Common Stock have been issued pursuant to the 2013 Plan, and 19 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of March 31, 2024, no options were outstanding and no shares of Common Stock remain available for issuance under the 2016 Plan. Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Stock Incentive Plan (collectively with the 2016 Plan, the “MyMD Florida Incentive Plan”), assuming all of pre-Merger MyMD Florida’s rights and obligations with respect to the options issued thereunder (except that the term of each options was amended to expire on the second-year anniversary of the effective time of closing). All such options expired on April 16, 2023.

2017 Stock Incentive Plan

On August 7, 2017, the shareholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. As of March 31, 2024, grants of restricted stock and options to purchase 93 shares of Common Stock have been issued pursuant to the 2017 Plan, and 25 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the shareholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2018 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. As of March 31, 2024, grants of RSUs and restricted stock to purchase 8,769 shares of Common Stock have been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the shareholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 240,940 shares of the Company’s Common Stock. As of March 31, 2024, grants of RSUs and stock options to purchase 230,318 shares of Common Stock have been issued pursuant to the 2021 Plan, and 10,622 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for MyMD stock options for the three months ended March 31, 2024:

Weighted
Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
	Number of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2023	139,840	$46.09	$42.34	8.17	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled/Expired	-	-	-	-	-
Balance at March 31, 2024	139,840	$46.09	$42.34	7.92	$-
Exercisable as of March 31, 2024	47,286	$56.44	$51.49	7.23	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.39 for the Company’s common shares on March 31, 2024 and the closing stock price of $7.77 for the Company’s common shares on December 31, 2023.

On January 28, 2022, the Company’s Compensation Committee approved the issuance of 6,668 stock options under the 2021 Plan. These shares had a grant date fair value of $107.70 per share or a cumulative fair market value of $717,660 as calculated using Black-Scholes (exercise price $118.80 per share, stock price $118.80 per share, volatility of 124.43%, discount rate of 1.74% and seven-year term). The grant was segmented into four vesting tranches triggered by performance achievements and expire on January 28, 2029. The Company will amortize the expenses over the vesting cycles of the individual tranches when the performance achievement is probable. As of March 31, 2024, none of the vesting events have occurred.

On June 21, 2022, the Company granted 3,334 stock options under the 2021 Plan to a third-party consultant in consideration of services rendered. These shares had a grant date fair value of $59.70 per share or a cumulative fair market value of $199,360 as calculated using Black-Scholes (exercise price $69.00 per share, stock price $69.00 per share, volatility of 130.51%, discount rate of 3.24% and five-year term). The grant vested immediately and expire on June 21, 2027. The Company is amortizing the expense over twelve months, the term of the consulting agreement.

On June 7, 2023, the Company issued 66,503 options to the directors and key employees. These shares had a grant date fair value of $47.10 per share or a cumulative fair market value of $3,128,759 as calculated using Black-Scholes (exercise price $49.00 per share, stock price $49.00 per share, volatility of 115.94%, discount rate of 3.79% and a ten-year term). One-third of the options vested on the grant date, one-third vest on the first anniversary of the grant and one-third vest on the second anniversary of the grant. One-third of the fair-market value of the options was expensed on the grant date and the remaining two-thirds is amortized over 24-month vesting.

On September 6, 2023, the Company issued 33,334 options to a key employee. These shares had a grant date fair value of $23.10 per share or a cumulative fair market value of $769,700 as calculated using Black-Scholes (exercise price $24.30 per share, stock price $24.30 per share, volatility of 117.90%, discount rate of 4.44% and a ten-year term). The options will vest upon the achievement of specific performance goals. The fair-market value of the options will be recognized in the period the vesting event is achieved. As of March 31, 2024, none of the vesting events have occurred.

On September 6, 2023, the Company issued 3,334 options to a key employee. These shares had a grant date fair value of $23.10 per share or a cumulative fair market value of $76,970 as calculated using Black-Scholes (exercise price $24.30 per share, stock price $24.30 per share, volatility of 117.90%, discount rate of 4.44% and a ten-year term). One-half of the options vested on the grant date, one-half vest on the first anniversary of the grant. The fair-market value of the vested options was amortized upon the issuance of the grant and the remaining options will be amortized over the 12-month vesting cycle.

During the three months ended March 31, 2024 and 2023, the Company recognized stock option expenses totaling $517,365 and $69,068, respectively.

The unamortized stock option expenses as of March 31, 2024 totaled $1,968,146.

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

As of March 31, 2024, none of the vesting milestones have been met.

During the three months ended March 31, 2024, the Company converted 908 vested RSUs issued in September 2020 to a member of the Board of Directors into 908 common shares of the Company. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc in 2021 and prior years.

The following is the status of outstanding unvested restricted stock units outstanding as of March 31, 2024 and the changes for the three months ended March 31, 2024:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2023	88,668	$242.70
Granted	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired
Balance at March 31, 2024	88,668	$242.70

As of March 31, 2024, the unamortized value of the RSUs was $21,519,721.

Note 6 – Equity

Authorized Capital Stock

As of March 31, 2024, the Company’s authorized capital stock consisted of 66,666,666 shares, of which 16,666,666 are shares of Common Stock, $0.001 par value per share (the “Common Stock”), and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock and 15,000 of which have been designated as Series F Convertible Preferred Stock (the “Series F Preferred Stock”). As of March 31, 2024 and December 31, 2023, there were 2,157,632 and 2,018,857 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares of Series D Preferred Stock issued and outstanding and warrants to purchase Series C Preferred Stock convertible into 918 shares of Common Stock issued and outstanding as of March 31, 2024 and December 31, 2023. There were 4,988 and 6,633 shares of Series F Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 1,217 underlying shares of the Company’s Common Stock.

Series F Convertible Preferred Stock

The following are the principal terms of the Series F Preferred Stock:

Dividends

The holders of the Series F Preferred Stock are entitled to dividends of 10.0% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the certificate of designation of the Series F Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, (the “Series F Certificate of Designation”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designation), shares of Series F Preferred Stock will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of shares of Series F Preferred Stock are also entitled to receive a dividend make-whole payment.

Voting Rights

Except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”)), the holders of the Series F Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Stock is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designation. The Series F Certificate of Designation further provides that the holders of record of the Series F Preferred Stock, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. . To the extent that under the DGCL the vote of the holders of shares of Series F Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series F Preferred Stock, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is presented or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of shares of the Series F Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount per share of Series F Preferred Stock equal to the greater of (A) 125% of the stated value of such share of Series F Preferred Stock (plus any applicable make-whole amount, unpaid late charge or other applicable amount) on the date of such payment and (B) the amount per share such holder would receive if such holder converted such share of Series F Preferred Stock into Common Stock immediately prior to the date of such payment. All shares of capital stock of the Company shall be junior in rank to all shares of Series F Preferred Stock with respect to the preferences as to payments upon the liquidation.

Conversion

The Series F Preferred Stock is convertible into shares of Common Stock (the “Conversion Shares”). The initial conversion price, subject to adjustment as set forth in the Series F Certificate of Designation, was $2.255 (pre-split) (the “Conversion Price”). The Conversion Price can be adjusted as set forth in the Series F Certificate of Designation for stock dividends and stock splits or the occurrence of a fundamental transaction (generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock). The Conversion Price is also subject to “full ratchet” price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Conversion Price for the Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designation. If any shares of Series F Preferred Stock are converted or reacquired by us, such shares shall resume the status of authorized but unissued shares of Series F Preferred Stock of the Company and shall no longer be designated as Series F Preferred Stock.

The Company is required to redeem the shares of Series F Preferred Stock in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $6.60 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market; provided that if the Floor Price is the lowest effective price, the Company will be required to make the amortization payment in cash. On April 5, 2024, the Company entered into the Omnibus Agreement with the Required Holders (as defined in the Series F Certificate of Designation). Pursuant to the Omnibus Agreement, the Required Holders agreed (i) to defer payment of the Installments, under Section 9(a) of the Series F Certificate of Designation, until May 1, 2024, and (ii) to waive any breach or violation of the Purchase Agreement, the Series F Certificate of Designations, or the Warrants resulting from missing the Installments.

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

As of March 31, 2024, the Company had 2,157,632 shares of Common Stock issued and outstanding. During the three months ended March 31, 2024, the Company issued 137,867 shares of common stock as installment conversions and 0 shares of common stock for make-whole adjustments for the Series F Convertible Preferred.

Common Stock Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2023	4,933,622	$147.86	4.08	$21,650,589
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2024	4,933,622	$9.02	3.83	$-
Exercisable as of March 31, 2024	4,933,622	$9.02	3.83	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.39 for the Company’s common shares on March 31, 2024 and the closing stock price of $7.77 for the Company’s common shares on December 31, 2023.

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

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2023	918	$240.00	0.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2024	918	$240.00	0.69	$-
Exercisable as of March 31, 2024	918	$240.00	0.69	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.39 for the Company’s common shares on March 31, 2024 and the closing stock price of $7.77 for the Company’s common shares on December 31, 2023. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

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

Effective as of 4:05 p.m. Eastern Standard Time on February 14, 2024, the Company effected the Reverse Stock Split of its common stock at a ratio of one-for-thirty. Simultaneously with the Reverse Stock Split, number of shares of the Company’s common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. The Company’s common stock continued to be traded on the Nasdaq Capital Market under the symbol MyMD and began trading on a split-adjusted basis at market open on February 15, 2024. On March 4, 2024, the Company was notified by Nasdaq that the Company had regained compliance with all Nasdaq listing requirements and the matter was closed.

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

On May 27, 2022, the Court granted-in-part and denied-in-part MyMD’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, MyMD filed its Answer, which included affirmative defenses. As of March 31, 2024, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred.

Note 8 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

MyMD is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which MyMD (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to MyMD. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements for the three months ended March 31, 2024 and 2023.

MIRA Pharmaceuticals Limited License Agreement

MyMD is a party to an Amended and Restated Limited License Agreement, dated June 27, 2022 and amended on April 20, 2023, with MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA), under which the parties agreed to share technical information and know-how pertaining to the synthetic manufacture and formulation of the parties’ respective Supera-CBD™ and MIRA1a™ product candidates. MyMD, which holds patent rights to MIRA1a™ in 22 foreign countries, was granted a perpetual, non-exclusive, royalty-free license to use improvements to MIRA1a™ made under the agreement, and MIRA was granted a limited, perpetual, worldwide, non-exclusive, royalty-free license to use Supera-CBD™ as a synthetic intermediate in the manufacture of MIRA1a™. [MyMD’s President and Chief Medical Officer, Chris Chapman, M.D., is Executive Chairman of MIRA]

Note 9 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three months ended March 31, 2024 and 2023 of $6,058 and $10,281, respectively.

Note 10—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to this agreement for the three months ended March 31, 2024 and 2023.

Note 11—Subsequent Events

On April 5, 2024, the Company entered into the Omnibus Agreement with the Required Holders. Pursuant to the Omnibus Agreement, the Required Holders agreed (i) to defer payment of the Installments, under Section 9(a) of the Certificate of Designations, until May 1, 2024, and (ii) to waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from missing the Installments. The Company and the Required Holders further agreed pursuant to the Omnibus Agreement to amend and restate the Certificate of Designations of the Series F Convertible Preferred Stock by filing the Amended and Restated Certificate of Designations of the Series F Convertible Preferred Stock (the “Amended and Restated Certificate of Designations”).

The Amended and Restated Certificate of Designations amended the Certificate of Designations of the Series F Convertible Preferred Stock to provide, among other things, that, except as required by applicable law, the holders of Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Amended and Restated Certificate of Designations. The Amended and Restated Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024.

The Amended and Restated Certificate of Designations was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2024.

In connection with the filing of the Amended and Restated Certificate of Designations, effective as of April 8, 2024, the Company increased the authorized number of directors from six (6) to seven (7) and appointed Mitchell Glass to serve as a member of the Company’s board of directors, with Mr. Glass having been elected to such position by the holders of the Preferred Shares.

On April 15, 2024, Adam Kaplin, M.D., Ph.D., who served as Chief Scientific Officer of the Company, tendered his resignation from his role as an officer of the Company, effective immediately. Dr. Kaplin’s resignation was not in connection with any disagreement between Dr. Kaplin and the Company, its management, the Company’s board of directors or any committee thereof on any matter relating to the Company’s operations, policies or practices, or any other matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to MyMD Pharmaceuticals, Inc.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our shareholders;

●	our ability to realize the intended benefits of the Merger (as defined below) and the Contribution Agreement (as defined below);

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of litigation or other proceedings we may become subject to in the future;

●	delisting of our Common Stock from the Nasdaq;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including MYMD-1, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of pandemics, such as COVID-19, on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of pandemics, like COVID-19, on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and

●	our compliance with all laws, rules, and regulations applicable to our business.

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

MyMD in collaboration with its CRO is in the final stages of preparing the clinical safety report for the Phase II clinical trtal, “A double-blind, randomized, Phase 2 study to investigate the efficacy, tolerability and pharmacokinetics of MYMD1 in the treatment of participants aged 65 years or older with chronic inflammation associated with sarcopenia/frailty” for submission to the FDA. The submission is planned for the end of the second quarter of 2024. Exploratory analysis indicates the biomarker sTNFR1 is the most sensitive biomarker for Sarcopenia patients aged 65-75 years old. PK analysis indicates that PK/PD strategy is consistent at measurements of biomarkers 2-4 hours post-dose. There were no serious adverse events reported, no subject dropout’s secondary to an adverse event. Additionally, there were no clinically significant cardiovascular, ECG issues, or neurotoxicity issues with any patients during the study.

In preparation for future studies, MyMD and partner Charles River Laboratories completed a FDA required 90-day oral gavage electroencephalogram (EEG) safety study in an animal model. No treatment-related adverse events were observed, and MYMD-1 was well tolerated in the animals. EEG and macroscopic results were insignificant. If acceptable by the FDA this study will allow the potential clinical dosing greater than 30 days with MYMD-1.

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

On November 17, 2023 an Annual Report was submitted to the FDA.

We completed enrollment in the fourth and final cohort of patients in June 2023 for the Phase II Aging and Sarcopenia Study (“A Double-Blind, Placebo-controlled, Randomized Study to Investigate the Efficacy, Tolerability and Pharmacokinetics of MYMD-1 in The Treatment of Participants Aged 65 Years or Older with Chronic Inflammation Associated with Sarcopenia/Frailty”).

●	Supera-CBD is a synthetic analog of cannabidiol (“CBD”) being developed to treat various conditions, including, but not limited to, epilepsy, pain, and anxiety/depression, through its effects on the CB2 receptor, and a monoamine oxidase enzyme (“MAO”) type B. Supera-CBD has shown tremendous promise in treating neuroinflammatory and neurodegenerative diseases, and will be a major focus as the Company moves forward.

●	June 9, 2023 TITLE: Preclinical evaluation of Supera-CBD for pain STUDY SITE: Johns Hopkins University School of Medicine - Division of Behavioral Biology STUDY TYPE: Behavioral pharmacology, PHASE: Preclinical SPONSOR INVESTIGATIONAL PRODUCT: Supera-CBD Section 1. Evaluation of the antihyperalgesic effects of Supera-CBD in an inflammatory pain model. SuperaCBD decreased pain indicating beneficial effects on inflammatory-induced thermal pain sensitivity at all doses tested.

●	MyMD and collaboration partner Bascom Palmer Eye Institute completed a study of MYMD-1 for traumatic optic neuropathy (TON) in a small animal study in which injury to the optic nerve caused raised levels of TNF-α. After dosing with MYMD-1, TNF-α levels decreased in the test group compared to the control group. The promising initial data from the study indicates that daily dosing can be adjusted for better effects.

●	On March 26, 2024, MyMD received a Notice of Allowance from the U.S. Patent and Trademark Office (USPTO) for patent application No. 17/851,862, titled ‘Method of Treating Diseases of the Visual System.’ The allowed claims cover MYMD-1® in treatment methods for uveitis, glaucoma, and age-related macular degeneration (AMD).

●	MyMD is currently preparing several scientific papers for publication in 2024, including the following:

●	An abstract for submission in the fourth quarter 2024 of the Phase 2 study of MYMD-1 in sarcopenia/frailty to the Journal of Immunology or similar upon submission of the Clinical Safety Report to the FDA.

●	The Company with its partner Frontage Laboratories will submit an abstract to the co-organized 39th Japanese Society for the Study of Xenobiotics (JSSX) and 26th North American Meeting of International Society for the Study of Xenobiotics (ISSX) expected to be held September 15 , 2024 through September 18, 2024, in Honolulu, Hawaii. The report is titled ‘Identification of the Major Circulating Norcotinine and Elucidation of the Mechanism of Clearance of MYMD-1 in Humans’ related to MYMD-1 metabolism.

The rights to Supera-CBD were previously owned by Supera and were acquired by MyMD Florida (as defined below) immediately prior to the closing of the Merger.

Reverse Stock Split

On February 14, 2024, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”). Simultaneously with the Reverse Stock Split, number of shares of the Company’s common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. The Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the Reverse Stock Split.

2021 Merger and Milestone Payments

On April 16, 2021, pursuant to the previously announced Agreement and Plan of Merger and Reorganization, dated November 11, 2020 (as subsequently amended, the “Merger Agreement”), by and among the Company, previously known as Akers Biosciences, Inc., XYZ Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and MyMD Pharmaceuticals (Florida), Inc., a Florida corporation previously known as MyMD Pharmaceuticals, Inc. (“MyMD Florida”), Merger Sub was merged with and into MyMD Florida, with MyMD Florida continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). The Merger consideration included potential milestone payments to the pre-Merger MyMD Florida stockholders (the “Milestone Payments”) payable in shares of the Company’s Common Stock upon the achievement of certain market capitalization milestone events (the “Milestone Events”) during the 36-month period immediately following the closing of the Merger (the “Milestone Period”). On April 16, 2024, the Milestone Period expired and accordingly, the pre-Merger MyMD Florida stockholders are no longer entitled to any potential Milestone Payments pursuant to the Merger Agreement.

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

On June 7, 2023, the Company granted the three separated employees options to purchase an aggregate of 7,668 shares of Common Stock with an exercise price of $47.10 per share. As consideration for a waiver and release in their separation agreements, the Company amended the employees’ respective June 7, 2023 option agreements to accelerate vesting of the portion of optioned shares that otherwise would have vested upon the first and second anniversaries of the date of grant. The options have an exercise period of twelve months from the date of separation.

Going Concern

As of March 31, 2024, the Company’s cash on hand was $225,655 and marketable securities were $1,509,358. The Company has incurred a net loss attributable to shareholders of $11,001,908 for the three months ended March 31, 2024. As of March 31, 2024, the Company had working capital of $(1,512,851) and stockholders’ equity of $9,937,592, including an accumulated deficit of $112,978,975. During the three months ended March 31, 2024, cash flows used in operating activities were $1,912,041. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. Such factors raise substantial doubt about our ability to sustain operations for at least one year from the issuance of the unaudited financial statements included in this Quarterly Report. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We anticipate that our expenses will increase significantly as we:

●	advance the development of our MYMD-1 and Supera-CBD;

●	initiate and continue research and preclinical and clinical development of potential new product candidates;

●	maintain, expand and protect our intellectual property as it pertains to MYMD-1 and Supera-CBD;

●	expand our infrastructure and facilities to accommodate ongoing development activities;

●	establish agreements with contract research organizations, or CROs, and third-party contract manufacturing organizations, or CMOs, in connection with our Supera-CBD preclinical studies, MYMD-1 ongoing and planned clinical trials, Supera-CBD clinical trials and the development of our manufacturing capabilities for MYMD-1 and Supera-CBD;

●	develop the large-scale manufacturing processes and capabilities for the commercialization of our MYMD-1 and Supera-CBD drug products;

●	seek marketing approvals for our MYMD-1 and Supera-CBD product candidates that successfully complete clinical trials and

●	establish a sales, marketing and distribution infrastructure to commercialize MYMD-1 and Supera-CBD should we obtain marketing approval.

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

Although treated as components of general and administrative expenses, we have chosen to disclose the following significant items separately:

Stock Based Compensation

Stock-based compensation includes the fair market value, as determined using the Black-Scholes options pricing model, of stock options issued to key staff and consultants.

Warrant Issuance Expenses

Warrant issuance expenses represent the portion of the fees and offering expenses incurred in connection with the February 2023 Offering attributable to the issuance of the February 2023 Warrants.

Other Income (Expense), net

Other income (expense), net consists of interest and dividends earned on our cash, cash equivalents, and investments, gains/(losses) on the sale of marketable securities, gains/(losses) on the changes of fair value of equity investments, gains/(losses) on the changes of fair value of warrant liabilities, gains/(losses) on the changes of fair value of derivative liabilities, and an uninsured casualty loss.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2024 and 2023

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
Description	2024	2023
Operating Expenses
General and Administrative	$1,068,320	$987,987
Research and Development	1,198,938	770,430
Stock-Based Compensation	517,365	69,068
Warrant Issuance Expenses	-	762,834
Total Operating Expenses	2,784,623	2,590,319
Loss from Operations	(2,784,623)	(2,590,319)
Other Income (Expense), net	(7,015,418)	1,078,587
Net Loss	$(9,800,041)	$(1,511,732)

Revenue

We had no revenue from operations during the three months ended March 31, 2024 and 2023.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
Description	2024	2023
Personnel Costs	$190,071	$286,727
Professional Service Costs	416,365	175,785
Stock Market & Investor Relations Costs	104,547	101,528
Other Administrative Costs	357,337	423,947
Total Administrative Expense	$1,068,320	$987,987

Personnel costs decreased $96,656 during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company realized the impact of the reduction in staff program that was implemented in October and November 2023.

Professional services costs increased $240,580 during the three months ended March 31, 2024. These costs included legal, accounting, and specialized consulting services regularly incurred in the normal course of business. The increase is primarily related to non-recurring legal and accounting expenses.

Stock market and investor relations costs increased $3,019 during the three months ended March 31, 2024. These costs include the annual Nasdaq listing fees, transfer agent fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts, and the costs of annual shareholder meetings.

Other administrative expenses decreased $66,610 during the three months ended March 31, 2024. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. We incurred significant decreases in costs associated with business insurance and corporate travel and smaller decreases in other general operating expenses.

Stock-Based Compensation

During the three months ended March 31, 2024 and 2023, stock-based compensation totaled $517,365 and $69,068, respectively. These expenses include the amortization of the fair market value for vested stock options issued to directors, staff and service providers during the three months ended March 31, 2024 and 2023.

Warrant Issuance Expenses

During the three months ended March 31, 2023, we issued 4,716,904 February 2023 Warrants in connection with the February 2023 Offering. The portion of the fees and offering expenses incurred in connection with the February 2023 Offering attributable to the issuance of the February 2023 Warrants totaled $762,834.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
Description	2024	2023
Salaries and Wages	$263,497	$291,474
Development Programs	888,538	380,588
Professional Services	40,307	69,264
Regulatory Expenses	-	7,100
Other Research and Development Expenses	6,596	22,004
Total Research and Development Expenses	$1,198,938	$770,430

Salaries and wages decreased $27,977 during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company realized the impact of the reduction in staff program that was implemented in October and November 2023.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $507,950 during the three months ended March 31, 2024. The increase is related to ongoing analysis of the results of pre-clinical studies and the results of the Phase 1 clinical trials.

Professional services costs decreased $28,957 during the three months ended March 31, 2024. These costs are primarily related to legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses were $7,100 during the three months ended March 31, 2023. Regulatory expenses include clinical research organizations (CRO) and regulatory consulting fees associated with Phase 2 clinical study designs, protocol preparations and the maintenance of the investigator brochures.

Other research and development expenses decreased $15,408 during the three months ended March 31, 2024. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
Description	2024	2023
Interest and Dividend Income	$(18,306)	$(25,824)
Gain on Investments	(175)	(175)
Loss on changes in fair value of Equity Investments	899	1,712
(Gain)/Loss on changes in fair value of Warrant Liabilities	7,094,000	(1,175,000)
(Gain)/Loss on changes in fair value of Derivative Liabilities	(61,000)	120,700
Total Other (Income)/Expense	$7,015,418	$(1,078,587)

Other expenses, net of income, totaled $7,015,418 for the three months ended March 31, 2024, and other income, net of expenses, totaled $1,078,587 for the three months ended March 31, 2023.

During the three months ended March 31, 2024, interest and dividend income, the changes in fair value of our investments and realized gains from the sale of investments were primarily the result of current economic and market conditions and the availability of investable funds.

During the three months ended March 31, 2024, the Company recorded a gain of $61,000 related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative at March 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $2.39 on the valuation date, estimated equity volatility of 95.0%, estimated traded volume volatility of 175.0%, the time to maturity of 0.25 years, a discounted market interest rate of 6.2%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 1.5%.

During the three months ended March 31, 2024, the Company recorded a loss of $7,094,000 related to the change in fair value of the warrant liabilities, which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $8.0 million was estimated at March 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.9 years; equity volatility of 115.0%; and a risk-free interest rate of 4.31%.

Liquidity and Capital Resources

As of March 31, 2024, the Company’s cash on hand was $225,655 and marketable securities were $1,509,358. The Company has incurred a net loss attributable to shareholders of $11,001,908 for the three months ended March 31, 2024. As of March 31, 2024, the Company had working capital of $(1,512,851) and stockholders’ equity of $9,937,592, including an accumulated deficit of $112,978,975. During the three months ended March 31, 2024, cash flows used in operating activities were $1,912,041, consisting primarily of a net loss of $9,800,041, an increase in dividends payable of $172,351 offset by reductions in trade and other payables of $145,014, prepaid expenses of $168,067, deferred compensation payable of $179,077, non-cash change in the fair value of the warrant liabilities of $7,094,000 and share based compensation of $517,365. Since its inception, the Company has met its liquidity requirements principally through the sale of its common and preferred stock in public and private placements; however, there is no assurance that management will be able to obtain additional financing in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For more information, see the section above titled “Going Concern.”

As of March 31, 2023, the Company’s cash on hand was $188,548 and marketable securities were $15,359,954. The Company incurred a net loss from operations of $1,511,732 for the three months ended March 31, 2023. As of March 31, 2023, the Company had working capital of $14,661,121 and stockholders’ equity of $13,094,059 including an accumulated deficit of $95,428,969. During the three months ended March 31, 2023, cash flows used in operating activities were $3,971,642, consisting primarily of a net loss of $1,511,732, an increase in prepaid expenses of $172,351 and a reduction in trade and other payables of $1,304,021 offset by non-cash change in the fair value of the warrant liabilities of $1,175,000.

Operating Activities

Our net cash used in operating activities totaled $1,912,041 for the three months ended March 31, 2024, consisting primarily of a net loss of $9,800,041, and an increase in dividends payable of $154,842 offset by reductions to various payables of $492,158, a non-cash change in the fair value of the warrant liabilities of $7,094,000, and share based compensation of $517,364.

Our net cash used in operating activities totaled $3,971,642 for the three months ended March 31, 2023, consisted primarily of a net loss of $1,511,732, an increase in prepaid expenses of $172,351 and a reduction in trade and other payables of $1,304,021 offset by non-cash change in the fair value of the warrant liabilities of $1,175,000.

Investing Activities

Our net cash provided by investing activities totaled $732,024 for the three months ended March 31, 2024 as compared to cash consumed by investing activities totaling $11,274,589 during the three months ended March 31, 2023. During the three months ended March 31, 2024, we purchased securities totaling $18,306 and sold securities totaling $750,330. During the three months ended March 31, 2023, we purchased securities totaling $13,024,559 and sold securities totaling $1,749,970.

Financing Activities

Net cash consumed by financing activities during the three months ended March 31, 2024 was $1,275,338 which consisted of payments for the redemption of Series F Convertible Preferred Stock and the related dividends and premiums. Net cash provided by financing activities during the three months ended March 31, 2023 was $14,685,689, which consisted of the net proceeds from the sale of Series F Convertible Preferred Stock, net of offering costs.

February 2023 Offering

On February 21, 2023, we entered into a Securities Purchase Agreement (the “February 2023 SPA”) with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a registered direct offering (the “February 2023 Offering”) (i) an aggregate of 15,000 shares (the “Series F Preferred Shares”) of our newly-designated Series F Convertible Preferred Stock, with a stated value of $1,000 per Preferred Share (the “Series F Preferred Stock”), convertible into shares of Common Stock (the “Series F Conversion Shares”) pursuant to the terms of the Certificate of Designations of the Series F Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Certificate of Designation”), and (ii) warrants (the “February 2023 Warrants”) to acquire up to an aggregate of 6,651,885 shares of Common Stock (pre-split), subject to adjustment (the “February 2023 Warrant Shares”). The Conversion Price (as defined below) is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, (i) the Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations, and (ii) the Exercise Price (as defined below) was adjusted to $3.18 per share and the number of February 2023 Warrant Shares was adjusted proportionately to 4,716,904 shares pursuant to the terms of the February 2023 Warrants.

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We have used and intend to continue to use the net proceeds from this offering for general corporate purposes.

As of March 31, 2024, there were 4,988 Series F Preferred Shares outstanding and February 2023 Warrants outstanding to purchase up to 4,716,904 shares of Common Stock.

Series F Preferred Shares

The terms of the Series F Preferred Shares are as set forth in the form of Certificate of Designation. The Series F Preferred Shares became convertible upon issuance into the Series F Conversion Shares at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Conversion Price for the Series F Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations. The Company is required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the Floor Price (as defined below). For purposes of the Certificate of Designation, the “Floor Price” means $6.60 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. On April 5, 2024, the Company entered into an Omnibus Waiver and Amendment (the “Omnibus Agreement”) with the Required Holders (as defined in the Certificate of Designation). Pursuant to the Omnibus Agreement, the Required Holders agreed (i) to defer payment of the installment amounts due on March 1, 2024, and April 1, 2024 (the “Installments”), under Section 9(a) of the Certificate of Designations, until May 1, 2024, and (ii) to waive any breach or violation of the February 2023 SPA, the Certificate of Designation, or the February 2023 Warrants resulting from missing the Installments. The Company may require holders to convert their Series F Preferred Shares into Series F Conversion Shares if the closing price of the Company’s Common Stock exceeds $202.95 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Company’s Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Certificate of Designation are satisfied.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which are payable in cash or shares of the Company’s Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designation. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designation), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series F Preferred Shares is able to require the Company to redeem in cash any or all of the holder’s Series F Preferred Shares at a premium set forth in the Certificate of Designation. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the February 2023 SPA, subject to certain beneficial ownership limitations as set forth in the Certificate of Designation. The Certificate of Designation further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024.

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

February 2023 Warrants

The February 2023 Warrants became exercisable immediately upon issuance, have an exercise price of $2.255 per share (pre-split) (as adjusted, the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s Common Stock, or securities convertible, exercisable or exchangeable for the Company’s Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of February 2023 Warrant Shares issuable upon exercise of the February 2023 Warrants will be increased proportionately. The February 2023 Warrants were issued with an initial Exercise Price of $2.255 per share (pre-split). Following the Reverse Stock Split, the Exercise Price for the February 2023 Warrants was adjusted to $3.18 per share and the number of February 2023 Warrant Shares was adjusted to 4,716,904 shares pursuant to the terms of the February 2023 Warrants. There is no established public trading market for the February 2023 Warrants and the Company does not intend to list the February 2023 Warrants on any national securities exchange or nationally recognized trading system.

On May 14, 2024, the Company entered into an Amendment (the “Amendment”) with the Investors in the February 2023 Offering, effective as of March 31, 2024. The Amendment amended certain terms of the February 2023 Warrants relating to the rights of the holders of the February 2023 Warrants to provide that, in the event of a Fundamental Transaction (as defined in the February 2023 Warrants) that is not within our control, including not approved by the Company’s Board of Directors, the holder of a February 2023 Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such February 2023 Warrant, that is being offered and paid to the holders of our common stock in connection with the Fundamental Transaction.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the determinations of the fair-market value of the preferred stock, stock-based compensation, and the impairment analysis of intangibles.

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies is presented within the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting estimates have not changed materially from those previously reported in our Annual Report for the year ended December 31, 2023, on Form 10-K, as filed with the SEC on April 1, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2023 on Form 10-K, as filed with the SEC on April 1, 2024. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We will primarily rely on patent, copyright, trademark, and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies or processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite efforts by the us to protect our proprietary technologies and processes. While we hold rights in several patents, there can be no assurances that any additional patents will be issued, or additional rights will be granted, to us. Even if new patents are issued, the claims allowed may not be sufficiently broad to adequately protect our technology and processes. Our competitors may also be able to develop similar technology independently or design around the patents to which we have rights.

Currently, MyMD has 17 issued U.S. patents, 64 foreign patents, two pending U.S. patent applications and 10 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan, and South Korea and one pending international patent application, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated, or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021)

2.3	Agreement and Plan of Merger, dated March 4, 2024, by and between MyMD Pharmaceuticals, Inc., a New Jersey corporation, and MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.1	Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective April 16, 2021 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

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

3.8	Form of Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

3.9	Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock of MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

4.1+	Form of Amendment to Warrant, dated March 14, 2024, by and between MyMD Pharmaceuticals, Inc. and the investors party thereto.

10.1#	Form of Omnibus Waiver and Amendment, dated April 5, 2024, by and between MyMD Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MYMD PHARMACEUTICALS, INC.

Date: May 15, 2024	By:	/s/ Chris Chapman
	Name:	Chris Chapman
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Chief Financial Officer
(Principal Financial Officer)

