Form 10-Q
period 2024-06-30
TNF Pharmaceuticals, Inc.
filed 2024-08-19
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36268

TNF Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

855 N. Wolfe Street, Suite 623 Baltimore, MD	21205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Former name, former address and former fiscal year, if changed since last report: MyMD Pharmaceuticals, Inc.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock par value $0.001 per share	TNFA	The Nasdaq Stock Market LLC

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

As of August 19, 2024, the registrant had 2,370,423 shares of its Common Stock, par value $0.001 per share, outstanding.

PART I - Financial Information

Item 1. Financial Statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

(unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$536,026	$2,681,010
Marketable Securities	12,530,326	2,242,106
Prepaid expenses	1,291,380	893,226

Total Current Assets	14,357,732	5,816,342

Non-Current Assets
Lease Right-of-Use	25,803	47,389
Goodwill	10,498,539	10,498,539
Investment in Oravax Medical	1,500,000	1,500,000

Total Non-Current Assets	12,024,342	12,045,928

Total Assets	$26,382,074	$17,862,270

LIABILITIES
Current Liabilities
Trade and Other Payables	$4,616,513	$3,716,218
Deferred Compensation Payable	331,992	-
Due to MyMD FL Shareholders	29,982	29,982
Lease Liability	25,803	48,870
Dividends Payable	778,491	265,019
Derivative Liability	-	61,000
Warrant Liability	-	867,000

Total Current Liabilities	5,782,781	4,988,089

Non-Current Liabilities
Deferred Compensation Payable, net of current	-	100,538
Derivative Liability, net of current	926,000
Warrant Liability, net of current	19,291,000	-

Total Non-Current Liabilities	20,217,000	100,538

Total Liabilities	25,999,781	5,088,627

Commitments and Contingencies

Mezzanine Equity
Series F Convertible Preferred Stock, 15,000 shares designated, par value $0.001 and a stated value of $1,000 per share, 4,675 and 6,633 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $4,675,000 plus dividends at 10% per annum of $626,553 as of June 30, 2024	4,576,553	6,500,278
Series F Convertible Preferred Stock – Discount	(3,310,483)	(4,702,023)
Series F Convertible Preferred Stock – Derivative	(981,582)	(1,394,184)
Series F-1 Convertible Preferred Stock, 5,050 shares designated, par value $0.001 and a stated value of $1,000 per share, 5,050 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $5,050,000 plus dividends at 10% per annum of $54,813 as of June 30, 2024	5,050,000	-
Series F-1 Convertible Preferred Stock – Discount	(5,050,000)	-
Series G Convertible Preferred Stock, 12,826,273 shares designated, par value $0.001 and a stated value of $1,000 per share, 8,950 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $8,950,000 plus dividends at 10% per annum of $97,145 as of June 30, 2024	8,950,000	-
Series G Convertible Preferred Stock – Discount	(8,950,000)	-

Total Mezzanine Equity	284,488	404,071

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, $0.001 par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of June 30, 2024 and December 31, 2023	144,524	144,524
Common Stock, par value $0.001, 250,000,000 shares authorized, 2,370,423 and 2,018,857 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2,370	2,019
Additional Paid in Capital	123,272,874	114,200,096
Accumulated Deficit	(123,321,963)	(101,977,067)

Total Stockholders’ Equity	97,805	12,369,572

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$26,382,074	$17,862,270

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Administrative Expenses	1,020,312	1,879,917	2,088,632	2,867,904
Research and Development Expenses	401,104	2,224,444	1,600,042	2,994,874
Stock Based Compensation Expenses	439,627	1,677,271	956,992	1,746,339
Series F Warrant Issuance Expenses	-	-	-	762,834
Series F-1 Warrant Issuance Expenses	539,097	-	539,097	-
Series G Warrant Issuance Expenses	969,505	-	969,505	-

Loss from Operations	(3,369,645)	(5,781,632)	(6,154,268)	(8,371,951)

Other (Income)/Expenses
Interest and Dividend Income	(21,148)	(174,851)	(39,454)	(200,675)
(Gain)/Loss on Sale of Marketable Securities	75	389	(100)	214
Change in fair value of Marketable Securities	76	983	975	2,695
Change in fair value of Derivatives Liabilities	72,000	1,490,200	11,000	315,200
Change in fair value of Warrant Liabilities	(2,701,000)	(2,930,700)	4,393,000	(2,810,000)
Loss on issuance of Series F-1 Convertible Preferred Stock	3,737,000	-	3,737,000	-
Loss on issuance of Series G Convertible Preferred Stock	5,109,000	-	5,109,000	-

Total Other (Income)/Expense	6,196,003	(1,613,979)	13,211,421	(2,692,566)

Loss Before Income Tax	(9,565,648)	(4,167,653)	(19,365,689)	(5,679,385)

Income Tax Benefit	-	-	-	-

Net Loss	(9,565,648)	(4,167,653)	(19,365,689)	(5,679,385)

Preferred Stock Dividends	777,340	373,796	1,979,207	532,129

Net Loss Attributable to Common Stockholders	$(10,342,988)	$(4,541,449)	$(21,344,896)	$(6,211,514)

Basic and Diluted loss per common share	$(4.54)	$(3.22)	$(9.58)	$(4,43)

Weighted average basic and diluted common stock outstanding	2,275,699	1,411,029	2,228,218	1,401,672

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

	Series F		Series F-1		Series G		Series D		Common Stock
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock			Common Stock Par	Additional
		Series		Series		Series		Series		Value	Paid	Accumulated	Total
	Shares	F	Shares	F-1	Shares	G	Shares	D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2023	6,633	$404,071	-	$-	-	$-	72,992	$144,524	2,018,857	$2,019	$114,200,096	$(101,977,067)	$12,369,572
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,800,041)	(9,800,041)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	908	1	(1)	-	-
Redemption of 383 shares of Series F Convertible Preferred Stock, January 1, 2024 installment of $1,429,871 paid with cash and common stock	(383)	(23,699)	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 438 shares of Series F Convertible Preferred Stock	(438)	(26,300)	-	-	-	-	-	-	131,200	131	88,357	-	88,488
Redemption of 812 shares of Series F Convertible Preferred Stock, February 1, 2024 installment of $1,429,871 paid with cash and common stock	(812)	(49,773)	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 12 shares of Series F Convertible Preferred Stock	(12)	(914)	-	-	-	-	-	-	6,667	7	3,068	-	3,075
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(1,201,867)	(1,201,867)
Reclass of warrant liability upon warrant modification	-	-	-	-	-	-	-	-	-	-	7,961,000		7,961,000
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	517,365	-	517,365

Balance at March 31, 2024	4,988	$303,385	-	$-	-	$-	72,992	$144,524	2,157,632	$2,158	$122,769,885	$(112,978,975)	$9,937,592
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,565,648)	(9,565,648)
Issuance of 5,050 shares of Series F-1 Convertible Preferred Stock, net of discount and offering costs of $35,252	-	-	5,050	-	-	-	-	-	-	-	-	-	-
Issuance of 8,950 shares of Series G Convertible Preferred Stock, net of discount and offering costs of $48,559	-	-	-	-	8,950	-	-	-	-	-	-	-	-
Accelerated Conversion of 225 shares of Series F Convertible Preferred Stock	(225)	(13,578)	-	-	-	-	-	-	150,000	150	45,530	-	45,680
Accelerated Conversion of 88 shares of Series F Convertible Preferred Stock	(88)	(5,319)	-	-	-	-	-	-	62,791	62	17,832	-	17,894
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(777,340)	(777,340)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	439,627	-	439,627

Balance at June 30, 2024	4,675	$284,488	5,050	$-	8,950	$-	72,992	$144,524	2,370,423	$2,370	$123,272,874	$(123,321,963)	$97,805

	Series F		Series F-1		Series G		Series D		Common Stock
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock			Common Stock Par	Additional
		Series		Series		Series		Series		Value	Paid	Accumulated	Total
	Shares	F	Shares	F-1	Shares	G	Shares	D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2022	-	$-	-	$-	-	$-	72,992	$144,524	1,315,674	$1,316	$108,308,120	$(93,758,904)	$14,695,056
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,511,732)	(1,511,732)
Round-up shares from the 1-for-30 reverse split effective February 23, 2024	-	-	-	-	-	-	-	-	65,960	66	(66)	-	-
Issuance of 15,000 shares of Series F Convertible Preferred Stock, net of discount and offering costs of $14,087,111	15,000	912,889	-	-	-	-	-	-	-	-	-	-	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(158,333)	(158,333)
Stock Based Compensation - Stock Options	-	-	-	-	-	-	-	-	-	-	69,068	-	69,068
													-
Balance at March 31, 2023	15,000	$912,889	-	$-	-	$-	72,992	$144,524	1,381,634	$1,382	$108,377,122	$(95,428,969)	$13,094,059
Net loss	-	-	-	-	-	-	-	-	-	$-	$-	(4,167,653)	(4,167,653)
Conversion of 1,250 shares of Series F Convertible Preferred Stock, July 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,074)	-	-	-	-	-	-	39,587	40	255,905	-	255,945
Conversion of 1,250 shares of Series F Convertible Preferred Stock, August 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,073)	-	-	-	-	-	-	38,688	39	255,905	-	255,944
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-				(373,796)	(373,796)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	2,460	2	(2)	-	-
Exercise of prepaid equity forward contract	-	-	-	-	-	-	-	-	4,505	4	(4)	-	-
Stock based compensation - stock options	-	-	-	-	-	-	-	-			1,677,271	-	1,677,271

Balance at June 30, 2023	12,500	$760,742	-	$-	-	$-	72,992	$144,524	1,466,874	$1,467	$110,566,197	$(99,970,418)	$10,741,770

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2024		2023
Cash flows from operating activities:
Net loss		$(19,365,689)	$(5,679,385)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/Loss on sale of marketable securities		(100)	214
Change in fair value of marketable securities		975	2,695
Change in fair value of derivatives		11,000	315,200
Change in fair value of warrants		4,393,000	(2,810,000)
Loss on issuance of Series F-1 Convertible Preferred Stock		3,737,000	-
Loss on issuance of Series G Convertible Preferred Stock		5,109,000	-
Stock based compensation
Options issued to directors		345,056	559,224
Options issued to key employees		558,355	1,044,550
Options issued to non-employees		53,581	142,565
Change in assets and liabilities
Prepaid Expenses		(398,154)	(949,973)
Trade and Other Payables		900,295	(516,769)
Operating Leases		(1,481)	162
Deferred Compensation Payable		231,454	-
Dividends Payable		(154,843)	-
Net cash used by operating activities		(4,580,551)	(7,891,517)

Cash flows from investing activities:
Purchases of marketable securities		(12,539,455)	(13,199,409)
Proceeds from sale of marketable securities		2,250,360	5,749,970
Net cash consumed by investing activities		(10,289,095)	(7,449,439)

Cash flows from financing activities
Redemption of Series F Convertible Preferred Stock		(73,472)	-
Dividends on Series F Convertible Preferred Stock		(1,133,762)	-
Premium on Series F Convertible Preferred Stock		(68,104)	-
Proceeds from issuance of Series F Convertible Preferred Stock		-	14,685,689
Proceeds from issuance of Series F-1 Convertible Preferred Stock		5,050,000	-
Proceeds from the issuance of Series G Convertible Preferred Stock		8,950,000	-
Net cash provided by financing activities		12,724,662	14,685,689

Net decrease in cash		(2,144,984)	(655,267)
Cash at beginning of period		2,681,010	749,090
Cash at end of period		$536,026	$93,823

Supplemental cash flow information
Cash paid for:		$-	$-
Interest		$-	$-
Income Taxes		$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Issuance of common stock for redemptions of Series F Convertible Preferred Stock		$155,137	$511,889
Accrual of Series F Convertible Preferred Stock Dividend		403,758	532,129
Accrual of Series F-1 Convertible Preferred Stock Dividend		54,813	-
Accrual of Series G Convertible Preferred Stock Dividend		97,145	-
Initial fair value of warrant liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants		$-	$10,623,000
Initial fair value of derivative liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$		$3,149,800
Initial fair value of warrant liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants		$7,933,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants		$854,000	$-
Initial fair value of warrant liabilities pursuant to the issuance of Series G Convertible Preferred Stock and Warrants		$14,059,000	$-
Reclass of warrant liability upon warrant modification for the Series F Warrants		$7,961,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

TNF Pharmaceuticals, Inc. is a Delaware corporation (“TNF” or the “Company”) that was incorporated in New Jersey prior to the Reincorporation (as defined below). On July 22, 2024, the Company changed its name from MyMD Pharmaceuticals, Inc. to TNF Pharmaceuticals, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on July 24, 2024, the Company’s Common Stock ceased trading under the ticker symbol “MYMD” and began trading on the Nasdaq Stock Market under the ticker symbol “TNFA.”

These condensed consolidated financial statements include two wholly owned subsidiaries as of June 30, 2024, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

MYMD-1 is an oral, next-generation TNF-α inhibitor with the potential to transform the way TNF-α based diseases are treated due to its selectivity and ability to cross the blood brain barrier. Its ease of oral dosing is a significant differentiator compared to currently available TNF-α inhibitors, all of which require delivery by injection or infusion. MYMD-1 has also been shown to selectively block TNF-α action where it is overactivated without preventing it from doing its normal job of responding to routine infection. MYMD-1 is doubly effective at inhibiting inflammation by blocking both TNF-a and IL-6 activity, whereas currently approved anti-TNF and anti-IL-6 treatments for rheumatoid arthritis can only target one or the other. In addition, in early clinical studies it has not been associated with serious side effects known to occur with traditional immunosuppressive therapies that treat inflammation.

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

On July 25, 2024, the Company increased the number of authorized shares of the Company’s Common Stock from 16,666,666 to 250,000,000 and made a corresponding change to the number of authorized shares of the Company’s capital stock by filing a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Share Increase”). The Share Increase was approved by the Company’s stockholders at the Company’s special meeting of stockholders held on July 24, 2024.

Recent Events

The February 2023 Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock with a stated value of $1,000 per share, initially convertible into up to 6,651,885 shares (pre-split) of the Company’s common stock (the “Common Stock”) at an initial conversion price of $2.255 per share (pre-split), subject to adjustment (the “Series F Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,651,885 shares (pre-split) of Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”). Following the Reverse Stock Split, (i) the conversion price of the Series F Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designations (as defined below), and (ii) the exercise price of the Series F Warrants was adjusted to $3.18 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately to 4,716,904 shares pursuant to the terms of the Series F Warrants.

In connection with the Private Placements (as defined herein), (i) the conversion price of the Series F Preferred Shares was adjusted to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the exercise price of the Series F Warrants was adjusted to $1.816 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was adjusted proportionally to 8,259,911 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

Series F Convertible Preferred Stock

The Series F Preferred Shares became convertible upon issuance into Common Stock (the “Series F Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (as adjusted, the “Series F Conversion Price”). The Series F Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations of Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designations”) with the Secretary of State of the State of Delaware. The Series F Conversion Price was further adjusted to $1.816 per share pursuant to the full ratchet anti-dilutive provisions contained in the Series F Certificate of Designations in connection with the Private Placements (as defined herein).

Prior to the Series F Certificate of Amendment (as defined below), the Company was initially required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Series F Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $6.60 on a post-split basis (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

On April 5, 2024, the Company entered into an Omnibus Waiver and Amendment (the “Omnibus Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations). Pursuant to the Omnibus Agreement, the Required Holders agreed (i) to defer payment of the monthly installment amounts due on March 1, 2024, and April 1, 2024 (the “Installments”), under Section 9(a) of the Series F Certificate of Designations, until May 1, 2024, and (ii) to waive any breach or violation of the Series F Purchase Agreement, the Series F Certificate of Designations, or the Series F Warrants resulting from missing the Installments. The Company may require holders to convert their Series F Preferred Shares into shares of Common Stock if the closing price of the Common Stock exceeds $6.765 per share (as adjusted for the Reverse Stock Split) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Series F Certificate of Designations are satisfied.

On May 20, 2024, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “Series F Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations). Pursuant to the Series F Agreement, the Required Holders agreed to (i) amend the Series F Purchase Agreement to amend certain terms relating to purchase rights thereunder, (ii) waive certain rights under the Series F Purchase Agreement and Series F Certificate of Designations in respect of the issuance of the Company’s Series F-1 Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series F-1 Preferred Stock”), the Company’s Series G Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series G Preferred Stock”), and entrance by the Company into the Purchase Agreements (as defined herein), (iii) waive the requirement that the Company reserve for issuance a sufficient number of shares of Common Stock as required by the Series F Certificate of Designations, the Series F Purchase Agreement and Series F Warrants, until such time as the Company obtains the Stockholder Approval (as defined herein), and (iv) consent to the issuance of the Series F-1 Preferred Stock and Series G Preferred Stock as required pursuant to certain terms of the Series F Certificate of Designations, the Series F Purchase Agreement and the Series F Warrants, as applicable. The Company and the Required Holders further agreed pursuant to the Series F Agreement, to amend the Series F Certificate of Designations by filing a Certificate of Amendment to the Series F Certificate of Designations (the “Series F Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Series F Certificate of Amendment amends the Series F Certificate of Designations to (i) extend the maturity date to December 31, 2024, (ii) permit and modify certain procedures related to the payment of installment amounts with respect to the Installment Dates (as defined in the Series F Certificate of Designations) falling between (and including) July 1, 2024, and (and including) August 1, 2024, thereunder, and (iii) modify the schedule of Installment Dates.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designations. The Series F Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. Effective as of April 8, 2024, the Company appointed Mitchell Glass to serve as a member of the Company’s board of directors, with Mr. Glass having been elected to such position by the holders of the Series F Preferred Shares. During the three months ended June 30, 2024 and 2023, the Company recorded dividends totaling $625,382 and $373,796, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2024 and 2023, the Company recorded dividends totaling $1,827,249 and $532,129, respectively, which are reported as Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Series F Certificate of Designations. Further, the Series F Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Series F Certificate of Designations or Series F Warrants.

The Series F Preferred Shares are classified in temporary equity as the holder of the Series F Preferred Stock has the right to require the Company to redeem for cash all or any portion of such holder’s shares upon the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days. The Series F Preferred Stock is not unconditionally redeemable and is only conditionally puttable at the holder’s option upon this trading suspension or failure. This would not be considered to be within the Company’s control.

The Series F Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs; the fair value of our Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series F Preferred Shares. The Company recorded a total discount of $14,087,111 upon issuance of the Series F Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $3,149,800, stock issuance costs of $314,311 and the fair value of the Series F Warrants of $10,623,000.

During the three months ended June 30, 2024 and 2023, the Company recorded $0 and a loss of $194,500, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2024 and 2023, the Company recorded $0 and a loss of $315,200, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative at June 30, 2024 using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $2.39 on the valuation date, estimated equity volatility of 95.0%, estimated traded volume volatility of 175.0%, the time to maturity of 0.25 years, a discounted market interest rate of 6.2%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 1.5%.

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 4,716,904 shares of Common Stock, with an initial exercise price of $3.18 per share (subject to adjustment), which was adjusted to $1.816 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was adjusted proportionally to 8,259,911 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants in connection with the Private Placements (as defined herein)(the “Series F Exercise Price”), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately.

The Series F Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Series F Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants. The fair value of the Series F Warrants of $10,623,000 was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; term of 5.0 years; equity volatility of 125.0%; and a risk-free interest rate of 4.09%.

Transaction costs incurred attributable to the issuance of the Series F Warrants of $762,834 were immediately expensed in accordance with ASC 480.

During the three months ended June 30, 2024, the Company recorded $0 due to the reclassification of Series F Warrant liabilities to equity on March 31, 2024 (see below). During the six months ended June 30, 2024, the Company recorded a loss of $7,094,000 related to the change in fair value of the Series F Warrant liabilities through the March 31, 2024 reclassification of Series F Warrant liabilities to equity, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Series F Warrants of $7,961,000 was estimated at March 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.90 years; equity volatility of 110.0%; and a risk-free interest rate of 4.31%.

During the three months ended June 30, 2023, the Company recorded a gain of $1,635,000 related to the change in fair value of the Series F Warrant liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2023, the Company recorded a gain of $315,200 related to the change in fair value of the Series F Warrant liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss.

On May 14, 2024, the Company entered into an Amendment (the “Series F Warrant Amendment”) with the Series F Investors in the February 2023 Offering, effective as of March 31, 2024. The Series F Warrant Amendment modified certain terms of the Series F Warrants relating to the rights of the holders of the Series F Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series F Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series F Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Series F Warrant, that is being offered and paid to the holders of the Company’s common stock in connection with the Fundamental Transaction. The modification resulted in the reclassification of the Series F Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series F Warrant liabilities at $7,961,000 fair value as of March 31, 2024, the effective date of the modification, and recognized the $7,094,000 loss on the change in fair value and reclassified the $7,961,000 fair value of the Series F Warrants to additional paid-in capital as of March 31, 2024.

Series F-1 Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) an aggregate of 5,050 shares of the Company’s newly-designated Series F-1 Preferred Stock, initially convertible into up to 2,780,839 shares of Common Stock at a conversion price of $1.816 per share, (ii) short-term warrants to acquire up to an aggregate of 2,780,839 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) long-term warrants to acquire up to an aggregate of 2,780,839 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an exercise price of $1.816 per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placement occurred on May 23, 2024 (the “Series F-1 Closing Date”).

Series F-1 Preferred Stock

The Series F-1 Preferred Stock became convertible upon issuance into Common Stock (the “Series F-1 Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.816 (the “Series F-1 Conversion Price”). The Series F-1 Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F-1 Conversion Price (subject to certain exceptions).

The Company is required to redeem the Series F-1 Preferred Stock in seven (7) equal monthly installments, commencing on December 1, 2024. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the applicable Installment Redemption Amount (as defined in the Series F-1 Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F-1 Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) $0.364, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date in which the Series F-1 Stockholder Approval (as defined herein) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which amortization amounts are subject to certain adjustments as set forth in the Series F-1 Certificate of Designations (the “Series F-1 Floor Price”).

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of the Series F-1 Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F-1 Preferred Stock is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F-1 Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F-1 Certificate of Designations. During the three months ended June 30, 2024 and 2023, the Company recorded dividends totaling $54,813 and $0, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2024 and 2023, the Company recorded dividends totaling $54,813 and $0, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Series F-1 Certificate of Designations. Further, the Series F-1 Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Series F-1 Certificate of Designations or Series F-1 Warrants.

The Series F-1 Preferred Shares are classified as temporary equity as the holder of the Series F-1 Preferred Stock has the right to require the Company to redeem for cash all or any portion of such Holder’s shares upon the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive Trading Days. The Series F-1 Preferred Stock is not unconditionally redeemable and is only conditionally puttable at the Holder’s option upon this trading suspension or failure. This would not be considered to be within the Company’s control.

The estimated fair value of the Series F-1 Preferred Stock on the issuance date of approximately $9.3 million, was determined utilizing Monte Carlo simulations. The estimated aggregate fair value of the Warrants of approximately $7.9 million was determined utilizing the Black Scholes Model. The aggregate fair value of the Warrants exceeds the aggregate gross proceeds from the transaction as the Warrants were issued in the money. Further, the fair value of the derivative liability related to the Series F-1 Preferred Stock was determined to be approximately $0.9 million.

The approximately $5.1 million stock discount (contra-Preferred Stock) resulting from (i) approximately $4.2 million related to the difference between the gross proceeds and the allocated residual fair value of the Series F-1 Preferred Stock (i.e., $0), and (ii) approximately $0.9 million related to the stock derivative at issuance, is accounted for as a reduction to the carrying value of the Series F Preferred Stock and will be accreted from the issuance date to maturity in accordance with ASC 480-10-S99-3A as redemption is deemed probable pursuant to the Installment Redemption terms of the Series F-1 Certificate of Designations.

Series F-1 Warrants

The Series F-1 Warrants were accounted for as liabilities based on the following analysis. The Series F-1 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs; the fair value of our Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 2,780,839 shares of Common Stock, with an exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 2,780,839 shares of Common Stock, with an exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance.

The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately.

On August 16, 2024, the Company entered into (i) an Amendment (the “Series F-1 Long Term Warrant Amendment”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Long Term Warrants, and (ii) an Amendment (the “Series F-1 Short Term Warrant Amendment” and, together with the Series F-1 Long Term Warrant Amendment, the “Series F-1 Warrant Amendments”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Short Term Warrants. The Series F-1 Warrant Amendments modified certain terms of the Series F-1 Warrants relating to the rights of the holders of the Series F-1 Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series F-1 Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series F-1 Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Series F-1 Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction. Additionally, the Series F-1 Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 30 day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The modification resulted in the reclassification of the Series F-1 Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series F-1 Warrants at fair value as of July 25, 2024 ($6,965,000), and recognized the $16,000 change in fair value as a non-cash loss and reclassified the Series F-1 Warrants to additional paid-in capital as of July 25, 2024.

Series G Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement” and collectively with the Series F-1 Purchase Agreement, each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with certain accredited investors (the “Series G Investors” and collectively with the Series F-1 Investors, the “Investors”), with certain accredited investors (the “Series G Investors”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 4,928,416 shares of the Company’s Common Stock, at a conversion price of $1.816 per share (ii) short-term warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) long-term warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an exercise price of $1.816 per share (collectively, the “Series G Private Placement” and collectively with the Series F-1 Private Placement, each a “Private Placement” and collectively, the “Private Placements”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date” and collectively with the Series F-1 Closing Date, the “Closing Date”).

Series G Preferred Stock

The Series G Preferred Shares became convertible upon issuance into Common Stock (the “Series G Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.816 (the “Series G Conversion Price”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions). At any time after the issuance date of the Series G Preferred Shares, the Company has the option to redeem in cash all or any portion of the shares of Series G Preferred Shares then outstanding at a premium upon notice by the Company to all holders of the Series G Preferred Shares.

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Shares (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the three months ended June 30, 2024 and 2023, the Company recorded dividends totaling $97,145 and $0, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2024 and 2023, the Company recorded dividends totaling $97,145 and $0, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Series G Certificate of Designations. Further, the Series G Certificate of Designations contains a certain beneficial ownership limitation, which applies to each Series G Investor other than PharmaCyte Biotech, Inc., after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series G Preferred Shares or as part of any dividend make-whole payment under the Series G Certificate of Designations.

On June 17, 2024, the Company entered into an Amendment Agreement (the “Series G Amendment”) with the Required Holders (as defined in the Series G Certificate of Designations). Pursuant to the Series G Amendment, the Required Holders agreed to amend the Series G Certificate of Designations by filing a Certificate of Amendment (“Series G Certificate of Amendment”) to the Series G Certificate of Designations with the Secretary of State of the State of Delaware (the “Secretary of State”) to increase the number of authorized shares of Series G Preferred Stock from 8,950 to 12,826,273, in order to authorize a sufficient number of shares of Series G Preferred Stock for the payment of PIK Shares. On June 17, 2024, the Company filed the Series G Certificate of Amendment with the Secretary of State, thereby amending the Series G Certificate of Designations. The Series G Certificate of Amendment became effective with the Secretary of State upon filing.

The Series G Preferred Shares are classified as temporary equity as the holder of the Series G Preferred Stock has the right to require the Company to redeem for cash all or any portion of such Holder’s shares upon the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive Trading Days. The Series G Preferred Stock is not unconditionally redeemable and is only conditionally puttable at the Holder’s option upon this trading suspension or failure. This would not be considered to be within the Company’s control.

The estimated fair value of the Series G Preferred Stock on the issuance date of approximately $22.3 million, was determined utilizing Monte Carlo simulations. The estimated aggregate fair value of the Warrants of approximately $14.1 million was determined utilizing the Black Scholes Model. The aggregate fair value of the Warrants exceeds the aggregate gross proceeds from the transaction as the Warrants were issued in the money.

The approximately $9.0 million stock discount (contra-Preferred Stock) resulting from the difference between the gross proceeds and the allocated residual fair value of the Series G Preferred Stock (i.e. $0) is accounted for as a reduction to the carrying value of the Preferred Stock and is not accreted until redemption becomes probable in accordance with ASC 480-10-S99-3A.

Since the fair value of the liabilities required to be subsequently measured at fair value exceeds the net proceeds received, the excess of the fair value over the net proceeds received is recognized as a loss in earnings. As such, the Company recognized a loss on the issuance of preferred stock of approximately $5.1 million.

On August 8, 2024, the Company entered into an Amendment Agreement (the “August Series G Amendment”) with the Required Holders (as defined in the Series G Certificate of Designations). Pursuant to the August Series G Amendment, the Required Holders agreed to amend the Series G Certificate of Designations by filing a Certificate of Amendment (“August Series G Certificate of Amendment”) to the Series G Certificate of Designations with the Secretary of State to adjust the calculation of the PIK Shares. On August 8, 2024, the Company filed the August Series G Certificate of Amendment with the Secretary of State, thereby amending the Series G Certificate of Designations. The August Series G Certificate of Amendment became effective with the Secretary of State upon filing.

Series G Warrants

The Series G Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs; the fair value of our Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

Pursuant to the Series G Private Placement, the Company issued to investors (i) the Series G Long-Term Warrants to purchase 4,928,416 shares of Common Stock, with an exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series G Short-Term Warrants to purchase 4,928,416 shares of Common Stock, with an exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance.

The exercise price of the Series G Warrants and the number of shares issuable upon exercise of the Series G Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series G Warrants will be increased proportionately.

On August 16, 2024, the Company entered into (i) an Amendment (the “Series G Long Term Warrant Amendment”) with the Series G Investors, effective as of June 30, 2024 relating to the Series G Long Term Warrants, and (ii) an Amendment (the “Series G Short Term Warrant Amendment” and, together with the Series G Long Term Warrant Amendment, the “Series G Warrant Amendments”) with the Series G Investors, effective as of June 30, 2024 relating to the Series G Short Term Warrants. The Series G Warrant Amendments modified certain terms of the Series G Warrants relating to the rights of the holders of the Series G Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series G Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series G Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in the Series G Warrants) of the unexercised portion of such Series G Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction. Additionally, the Series G Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 60 day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The modification resulted in the reclassification of the Series G Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series G Warrants at fair value as of July 25, 2024 ($12,343,000), and recognized the $11,000 change in fair value as a non-cash loss and reclassified the Series G Warrants to additional paid-in capital as of July 25, 2024.

Registration Rights Agreements

In connection with the Series F-1 Private Placement, the Company entered into a Registration Rights Agreement with the Series F-1 Investors (the “Series F-1 Registration Rights Agreement,”), pursuant to which the Company agreed to file a resale registration statement (the “Series F-1 Registration Statement”) with the SEC to register for resale 200% of the Series F-1 Conversion Shares and (B) 200% of the Series F-1 Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series F-1 Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series F-1 Registration Rights Agreement).

In connection with the Series G Private Placement, the Company entered into a Registration Rights Agreement with the Series G Investors (the “Series G Registration Rights Agreement” and, together with the Series F-1 Registration Rights Agreement, the “Registration Rights Agreements”) pursuant to which the Company agreed to file a resale registration statement (the “Series G Registration Statement”) with the SEC to register for resale 200% of the Series G Conversion Shares, (B) 200% of the shares of Common Stock issuable upon conversion of the PIK Shares, and (C) 200% of the Series G Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series G Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series G Registration Rights Agreement).

In connection with the Registration Rights Agreements, the Company filed a registration statement on Form S-3 covering such securities, which registration statement was filed on June 21, 2024, amended on August 8, 2024 and declared effective by the SEC on August 12, 2024. Under the Series F-1 Registration Rights Agreement, the Company is obligated to pay certain liquidated damages to the Series F-1 Investors if the Company failed to file the Series F-1 Registration Statement when required, failed to file or cause the Series F-1 Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Series F-1 Registration Statement.

Private Placement Warrants

In connection with the Private Placements, pursuant to (A) an engagement letter (the “GPN Agreement”) with GP Nurmenkari Inc. (“GPN”) and (B) an engagement letter (the “Palladium Agreement,” and collectively with the GPN Agreement, the “Engagement Letters”) with Palladium Capital Group, LLC (“Palladium,” and collectively with GPN, the “Placement Agents”), the Company engaged the Placement Agents to act as non-exclusive placement agents in connection with each Private Placement, pursuant to which, the Company agreed to (i) pay the Placement Agents a cash fee equal to 3% of the gross proceeds of each Private Placement (including any cash proceeds realized by the Company from the exercise of the Series F Warrants), (ii) reimbursement and payment of certain expenses, and (iii) issue to the Placement Agents on the Closing Date, warrants to purchase up to an aggregate of 693,833 of shares of Common Stock to each Placement Agent, which is equal to 3% of the aggregate number of shares of Common Stock underlying the securities issued in each Private Placement, including upon exercise of any Series F Warrants, with terms identical to the Series G Long-Term Warrants and Series F-1 Long-Term Warrants.

Nasdaq Stockholder Approval

The Company’s ability to issue Series F-1 Conversion Shares and Series G Conversion Shares and Series F-1 Warrant Shares and Series G Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Series F-1 Certificate of Designations and Series G Certificate of Designations, as applicable. Prior to the Nasdaq Stockholder Approval (as defined below), such limitations included a limit on the number of shares that could be issued until the time that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market. Each Purchase Agreement requires the Company to hold a meeting of its stockholders no later than August 1, 2024, to seek approval (the “Stockholder Approval”) (i) under Nasdaq Stock Market Rule 5635(d) for the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the applicable Purchase Agreement pursuant to the terms of the Series F-1 Preferred Shares and Series G Preferred Shares, as applicable, and the Series G Warrants and Series F-1 Warrants, as applicable, and (ii) to increase the number of authorized shares of the Company to ensure that the number of authorized shares of Common Stock is sufficient to meet the Required Reserve Amount (as defined in the Purchase Agreements) pursuant to the terms of each Purchase Agreement. The Company received the Nasdaq Stockholder Approval at a special meeting of stockholders held on July 24, 2024.

Executive Officer Contract Amendments and Separations

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Chris Chapman, its President and Chief Medical Officer, providing for Dr. Chapman’s annual base salary to be adjusted from five hundred thousand dollars ($500,000) (the “Full Base Salary”) to two hundred fifty thousand dollars ($250,000) in cash per annum, until payment of his Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash. As of June 30, 2024 and December 31, 2023, the Company had recognized a salary deferral of $120,192 and $28,846, respectively, which was paid to Dr. Chapman upon his separation from the Company.

Dr. Chapman’s employment agreement terminated on June 14, 2024. Pursuant to a General Release and Severance Agreement (the “Separation Agreement”), dated as of June 14, 2024, Dr. Chapman is entitled to (i) payment in the amount of $125,000, less all lawful and authorized withholdings and deductions, to be paid in three (3) equal monthly installments, (ii) a one-time payment equal to $25,000, less all lawful and authorized withholdings and deductions, (ii) reimbursement for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for a period of up to three (3) months, and (iv) acceleration of certain unvested options granted to Dr. Chapman pursuant to those certain Nonqualified Stock Option Agreements, dated April 4, 2023 and June 7, 2023. The Company recognized $150,000 of salary expense and $197,427 of stock-based compensation during the three and six months ended June 30, 2024 which is included in the Condensed Consolidated Statement of Comprehensive Loss.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Christopher C. Schreiber, a Director and the Company’s former Executive Chairman, providing for Mr. Schreiber’s annual fee to be adjusted from three hundred thousand dollars ($300,000) (the “Full Fee”) to sixty thousand dollars ($60,000) in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash. The amendment also clarified that Mr. Schreiber’s title is “Director.” As of June 30, 2024 and December 31, 2023, the Company had recognized a salary deferral of $120,000 and $27,692, respectively, which is included in Deferred Compensation Payable on the Condensed Consolidated Balance Sheets.

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

Director’s Deferral of Board Service Fees

On November 13, 2023, the Board approved certain adjustments to the director fees. Mr. Silverman’s fees were decreased from $216,000 to $60,000 annually, with payment of the excess amount of $156,000 deferred until the date that payment of such amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amount may be paid, at Mr. Silverman’s election, in shares of Common Stock or in cash. Messrs. Eagle’s, Uzonwanne’s and White’s fees were decreased from $96,000 to $60,000 annually, with payment of the excess amounts of $36,000 per director deferred until the date that payment of such amounts would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amounts may be paid, at each director’s election, in shares of Common Stock or in cash. Upon their appointment to the Board, Messrs. Friscia and Glass were also subject to this deferral. As of June 30, 2024 and December 31, 2023, the Company had recognized a board fee deferral of $140,800 and $44,000, respectively, which is included in Deferred Compensation Payable on the Condensed Consolidated Balance Sheets.

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The condensed consolidated financial statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 1, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2023 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2024 may not be necessarily indicative of the operating results expected for the full year or any future period.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of June 30, 2024 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2024 and December 31, 2023.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2024	$12,530,326	$-	$-

Marketable securities at December 31, 2023	$2,242,106	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of June 30, 2024 and December 31, 2023, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended June 30, 2024 and 2023 was a loss of $76 and a loss of $983, respectively. The change in fair value in the six months ended June 30, 2024 and 2023 was a loss of $975 and $2,695, respectively.

Gains and losses resulting from the sales of marketable securities were losses of $75 and $389 for the three months ended June 30, 2024 and 2023, respectively.

Gains and losses resulting from the sales of marketable securities were gains of $100 and losses of $214 for the six months ended June 30, 2024 and 2023, respectively.

Proceeds from the sales of marketable securities in the six months ended June 30, 2024 and 2023 were $2,250,360 and $5,749,970, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30,2024
Liabilities:
Warrant liabilities (Note 1)	3	$19,291,000
Derivative liabilities (Note 1)	3	$926,000

Description	Level	December 31, 2023
Liabilities:
Warrant liabilities (Note 3)	3	$867,000
Derivative liabilities (Note 3)	3	$61,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis for the six months ended June 30, 2024:

Balance on December 31, 2023	$867,000
Issuance of warrants reported at fair value	21,992,000
Change in fair value of warrant liabilities	4,393,000
Reclassification of warrant liability to equity upon warrant modification	(7,961,000)
Balance on June 30, 2024	$19,291,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the six months ended June 30, 2024:

Balance on December 31, 2023	$61,000
Issuance of convertible preferred stock with derivative liabilities	854,000
Change in fair value of derivative liabilities	11,000
Balance on June 30, 2024	$926,000

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of June 30, 2024.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of June 30, 2024, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of June 30, 2024.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2024, the Company has 17 issued U.S. patents, 68 foreign patents, 2 pending U.S. patent applications and 7 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

(p) Right-of-Use Assets

The Company leased a facility in Baltimore, Maryland (“2021 Wolfe St”) under an operating lease (“2021 Baltimore Lease”) with annual rentals of $52,800 to $56,016 plus certain operating expenses. The 2021 Baltimore Lease took effect on November 17, 2021, for a term of 12 months with automatic renewals unless a sixty-day notice is provided. The initial term expired on November 30, 2022. The lease renewed effective December 1, 2022 for a term of 12 months with automatic renewals unless a sixty-day notice is provided. The 2021 Baltimore Lease was terminated by the lessor on April 30, 2024.

The Company leased a facility in Tampa, Florida (“Platt St”) under an operating lease (“Platt Street Lease”) with annual rentals of $22,030 to $23,259 plus certain operating expenses. The Platt Street Lease took effect on April 1, 2022 for a term of 36 months. The Platt Street Lease was cancelled without penalty effective October 31, 2023.

The Company leased a facility in Baltimore, Maryland (“2024 Wolfe St”) under an operating lease (“2024 Baltimore Lease”) with annual rentals of $32,400 plus certain operating expenses. The 2024 Baltimore Lease took effect on May 1, 2024, for a term of 12 months with automatic renewals unless a sixty-day notice is provided.

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

The Company’s operating leases are comprised of the 2024 Baltimore Lease, the 2021 Baltimore Lease and the Platt Street Lease on the Condensed Consolidated Balance Sheets. The information related to these leases are presented below:

	As of June 30, 2024				As of December 31, 2023
	Platt Street	2021 Baltimore	2024 Baltimore		Platt Street	2021 Baltimore
Balance Sheet Location	Lease	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$-	$-	$25,803	$25,803	$-	$47,389	$47,389
Lease Payable, current	-	-	25,803	25,803	-	48,870	48,870
Lease Payable - net of current	-	-	-	-	-	-	-

The following provides details of the Company’s lease expense:

	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2023
	Platt Street	2021 Baltimore	2024 Baltimore		Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$4,668	$5,400	$10,068	$5,659	$13,600	$19,259

	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2023
	Platt Street	2021 Baltimore	2024 Baltimore		Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$18,672	$5,400	$24,072	$11,321	$27,200	$38,521

Other information as of June 30, 2024 related to leases is presented below:

	Platt Street	2021 Baltimore	2024 Baltimore
Other Information	Lease	Lease	Lease	Total
Operating Leases
Operating cash used	$-	$18,672	$-	$18,672
Average remaining lease term	-	-	10	10
Average discount rate	10.0%	10.0%	10.0%	10.0%

As of June 30, 2024, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	Platt Street	2021 Baltimore	2024 Baltimore
	Lease	Lease	Lease	Total
For Years Ending December 31,
2024	-	-	16,200	$16,200
2025	-	-	10,800	10,800
Total future minimum lease payments, undiscounted	$-	$-	$27,000	$27,000
Less: Imputed interest	-	-	1,197	1,197
Present value of future minimum lease payments	$-	$-	$25,803	$25,803

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the three and six months ended June 30, 2024 and 2023 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expenses. There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tax years from 2020 through 2023 remain subject to examination by federal and state jurisdictions.

(s) Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common stock plus dilutive common share equivalents outstanding during the period. Potential common stock that would have the effect of increasing diluted earnings per share are considered anti-dilutive.

Diluted net loss per share is computed using the weighted average number of shares of Common Stock and dilutive potential Common Stock outstanding during the period.

As the Company reported a net loss for the three and six months ended June 30, 2024 and 2023, Common Stock equivalents were anti-dilutive.

As of June 30, 2024 and 2023, the following securities are excluded from the calculation of weighted average dilutive common stock because their inclusion would have been anti-dilutive:

	As of June 30,
	2024	2023
Stock Options	85,226	37,167
Unvested Restricted Stock Units	46,668	93,169
Warrants to purchase Common Stock	23,895,139	4,934,065
Series C Convertible Preferred Warrants	918	918
Series D Convertible Preferred Stock	1,217	1,217
Series F Convertible Preferred Stock	2,574,339	3,930,818
Series F-1 Convertible Preferred Stock	2,780,837	-
Series G Convertible Preferred Stock	4,928,414	-
Total potentially dilutive shares	34,314,758	8,997,354

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

(v) Recently Issued Accounting Pronouncements

As of June 30, 2024 and for the three and six months then ended, there were no recently issued accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Note 3 –Liquidity and Management’s Plans

As of June 30, 2024, the Company’s cash on hand was $536,026 and marketable securities were $12,530,326. The Company has incurred a total net loss attributable to stockholders of $21,344,896 for the six months ended June 30, 2024. As of June 30, 2024, the Company had working capital of $8,574,951 and stockholders’ equity of $97,805, including an accumulated deficit of $123,321,963. During the six months ended June 30, 2024, cash flows used in operating activities were $4,580,551, consisting primarily of a net loss of $19,365,689, an increase in prepaid expenses of $398,154, a reduction in dividends payables of $154,843, and a non-cash gain on the fair market value of derivatives offset by non-cash loss on the fair value of warrants of $11,000, a non-cash loss on the issuance of preferred stock of $8,846,000, non-cash stock-based compensation of $956,992, an increase in trade and other payables of $900,295, and an increase in deferred compensation of $231,454. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of June 30, 2024 as they fall due within the next twelve-month period from the date of the issuance of these financial statements, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	June 30, 2024	December 31, 2023

Accounts Payable – Trade	$4,092,152	$3,079,080
Accrued Expenses	524,361	637,138
	$4,616,513	$3,716,218

Note 5 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan was amended by the Board on January 9, 2015 and September 30, 2016, and such amendments were ratified by the Company’s stockholders on December 7, 2018. The 2013 Plan provides for the issuance of up to 73 shares of the Company’s Common Stock. As of June 30, 2024, grants of restricted stock and options to purchase 54 shares of Common Stock have been issued pursuant to the 2013 Plan, and 19 shares of Common Stock remain available for issuance.

2016 Stock Incentive Plan

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of June 30, 2024, no options were outstanding and no shares of Common Stock remain available for issuance under the 2016 Plan. Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Stock Incentive Plan (the pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Incentive Plan together with the 2016 Plan, the “MyMD Florida Incentive Plan”), assuming all of pre-Merger MyMD Florida’s rights and obligations with respect to the options issued thereunder (except that the term of each options was amended to expire on the second-year anniversary of the effective time of closing). All such options expired on April 16, 2023.

2017 Stock Incentive Plan

On August 7, 2017, the Company’s stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. As of June 30, 2024, grants of restricted stock and options to purchase 93 shares of Common Stock have been issued pursuant to the 2017 Plan, and 25 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the Company’s stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2018 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. As of June 30, 2024, grants of RSUs and restricted stock to purchase 8,769 shares of Common Stock have been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the Company’s stockholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 240,940 shares of the Company’s Common Stock. As of June 30, 2024, grants of RSUs and stock options to purchase 153,650 shares of Common Stock have been issued pursuant to the 2021 Plan, and 87,290 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the six months ended June 30, 2024:

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
	Number of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2023	139,840	$46.09	$42.34	8.17	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(36,668)	26.62	26.28	9.17	-
Canceled/Expired	-	-	-	-	-
Balance at June 30, 2024	103,172	$53.01	$48.40	7.14	$-
Exercisable as of June 30, 2024	85,226	$52.84	$47.95	6.84	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.84 for the Company’s Common Stock on June 30, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023.

During the three months ended June 30, 2024 and 2023, the Company recognized stock option expenses totaling $439,627 and $1,677,271, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized stock option expenses totaling $956,992 and $1,746,339, respectively.

The unamortized stock option expenses as of June 30, 2024 totaled $517,891.

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

As of June 30, 2024, none of the vesting milestones have not been met.

As of the three and six months ended June 30, 2024, respectively, the Company converted 908 vested RSUs issued in September 2020 to a member of the Board of Directors, convertible into 908 shares of Common Stock of the Company. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc. in 2021 and prior years.

The following is the status of outstanding unvested restricted stock units outstanding as of June 30, 2024 and the changes for the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2023	88,668	$242.70
Granted	-	-
Vested	-	-
Forfeited	(40,000)	242.70
Canceled/Expired
Balance at June 30, 2024	48,668	$242.70

As of June 30, 2024, the unamortized value of the RSUs was $11,811,721.

Note 6 – Equity

Authorized Capital Stock

On July 24, 2024, the Company’s stockholders approved the adoption of the Certificate of Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 16,666,666 to 250,000,000 (“Authorized Share Increase Amendment”) and to make a corresponding change to the number of authorized shares of capital stock. On July 25, 2024, the Company filed the Authorized Share Increase Amendment with the Secretary of State of Delaware (the “Secretary of State”). On June 17, 2024, the Company filed a Certificate of Amendment to the Series G Certificate of Designations with the Secretary of State to increase the number of authorized shares of Series G Preferred Stock from 8,950 to 12,826,273.

As of June 30, 2024, the Company’s authorized capital stock consisted of 300,000,000 shares, of which 250,000,000 are shares of Common Stock, $0.001 par value per share (the “Common Stock”), and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Convertible Preferred Stock (the “Series F Preferred Stock”) 5,050 of which have been designated as Serie F- Preferred Stock and 12,826,273 of which have been designated as Series G Preferred Stock. As of June 30, 2024 and December 31, 2023, there were 2,370,423 and 2,018,857 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares of Series D Preferred Stock issued and outstanding and warrants to purchase Series C Preferred Stock convertible into 918 shares of Common Stock issued and outstanding as of June 30, 2024 and December 31, 2023. There were 4,675 and 6,633 shares of Series F Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. There were 5,050 and 0 shares of Series F-1 Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. There were 8,950 and 0 shares of Series G Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023.

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

Exchange Listing

Series D Preferred Stock is not listed on the Nasdaq, any national securities exchange or other nationally recognized trading system. Our Common Stock issuable upon conversion of the Series D Preferred Stock is listed on the Nasdaq under the symbol “TNFA”.

Failure to Deliver Conversion Shares

If the Company fails to timely deliver shares of Common Stock upon conversion of the Series D Preferred Stock (the “Series D Conversion Shares”) within the time period specified in the Series D Certificate of Designation (within two trading days after delivery of the notice of conversion, or any shorter standard settlement period in effect with respect to trading market on the date notice is delivered), then the Company is obligated to pay to the holder, as liquidated damages, an amount equal to $25 per trading day (increasing to $50 per trading day on the third trading day and $100 per trading day on the sixth trading day) for each $5,000 of stated value of Series D Preferred Stock being converted which are not timely delivered. If the Company makes such liquidated damages payments, the Company is also not obligated to make Series D Buy-In (as defined below) payments with respect to the same Series D Conversion Shares.

Compensation for Series D Buy-In on Failure to Timely Deliver Shares

If the Company fails to timely deliver the Series D Conversion Shares to the holder, and if after the required delivery date the holder is required by its broker to purchase (in an open market transaction or otherwise) or the holder or its brokerage firm otherwise purchases, shares of Common Stock to deliver in satisfaction of a sale by the holder of the Series D Conversion Shares which the holder anticipated receiving upon such conversion or exercise (a “Series D Buy-In”), then the Company is obligated to (A) pay in cash to such holder (in addition to any other remedies available to or elected by such holder) the amount, if any, by which (x) such holder’s total purchase price (including any brokerage commissions) for the shares of Common Stock so purchased exceeds (y) the product of (1) the aggregate number of Series D Conversion Shares that such holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions) and (B) at the option of such holder, either reissue (if surrendered) the shares of Series D Preferred Stock equal to the number of shares of Series D Preferred Stock submitted for conversion (in which case, such conversion shall be deemed rescinded) or deliver to such holder the number of Series D Conversion Shares that would have been issued if the Company had timely complied with its delivery requirements.

As of June 30, 2024, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 1,217 underlying shares of the Company’s Common Stock.

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

Optional Conversion

The Series F Preferred Stock can be converted at the option of the holder at any time and from time to time after the original issuance date. Holders shall effect conversions by providing us with the form of conversion notice (the “Series F Notice of Conversion”) specifying the number of shares of Series F Preferred Stock to be converted, the number of shares of Series F Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable holder delivers by email such Series F Notice of Conversion to us.

Mandatory Conversion

If on any day after the issuance of the shares of Series F Preferred Stock the closing price of the Common Stock has exceeded $6.765 (as adjusted for the Reverse Stock Split) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock has exceeded $3,000,000 per trading day during the same period and certain equity conditions described in the Series F Certificate of Designation are satisfied (the “Mandatory Conversion Date”), the Company shall deliver written notice of the Mandatory Conversion (as defined below) to all holders on the Mandatory Conversion Date and, on such Mandatory Conversion Date, the Company shall convert all of each holder’s shares of Series F Preferred Stock into Conversion Shares at the then effective Conversion Price (the “Mandatory Conversion”). If any of the Equity Conditions shall cease to be satisfied at any time on or after the Mandatory Conversion Date through and including the actual delivery of all of the Conversion Shares to the holders, the Mandatory Conversion shall be deemed withdrawn and void ab initio.

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

Series F-1 Preferred Stock

The following are the principal terms of the Series F-1 Preferred Stock:

Dividends

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at our option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment.

Voting Rights

Except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”)), the holders of the Series F-1 Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F-1 Preferred Stock is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F-1 Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F-1 Certificate of Designations. To the extent that under the DGCL the vote of the holders of shares of Series F-1 Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series F-1 Preferred Stock, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is presented or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of shares of the Series F-1 Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount per share of Series F-1 Preferred Stock equal to the greater of (A) 125% of the stated value of such share of Series F-1 Preferred Stock (plus any applicable make-whole amount, unpaid late charge or other applicable amount) on the date of such payment and (B) the amount per share such holder would receive if such holder converted such share of Series F-1 Preferred Stock into Common Stock immediately prior to the date of such payment. All shares of capital stock of the Company shall be junior in rank to all shares of Series F-1 Preferred Stock with respect to the preferences as to payments upon the liquidation.

Exchange Cap

The Company was initially restricted from issuing shares of Common Stock upon conversion of the Series F-1 Preferred Stock and Series G Preferred Stock or exercise of the associated warrants in excess of 19.99% of the shares of Common Stock outstanding as of the date immediately prior to the issuance of the shares of Series F-1 Preferred Stock and Series G Preferred Stock and the associated warrants (the “Issuable Maximum”) until the Company obtained stockholder approval for the issuance of shares of Common Stock in excess of the Issuable Maximum. The Company received the Stockholder Approval on July 24, 2024.

Optional Conversion

The Series F-1 Preferred Stock can be converted at the option of the holder at any time and from time to time after the original issuance date. Holders shall effect conversions by providing us with the form of conversion notice (the “Notice of Conversion”) specifying the number of shares of Series F-1 Preferred Stock to be converted, the number of shares of Series F-1 Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable holder delivers by email such Notice of Conversion to us.

Mandatory Conversion

If on any day after the issuance of the shares of Series F-1 Preferred Stock the closing price of the Common Stock has exceeded $5.448 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock has exceeded $3,000,000 per trading day during the same period and certain equity conditions described in the Series F-1 Certificate of Designation are satisfied (the “Mandatory Conversion Date”), the Company shall deliver written notice of the Mandatory Conversion (as defined below) to all holders on the Mandatory Conversion Date and, on such Mandatory Conversion Date, the Company shall convert all of each holder’s shares of Series F-1 Preferred Stock into Conversion Shares at the then effective Conversion Price (the “Mandatory Conversion”). If any of the Equity Conditions shall cease to be satisfied at any time on or after the Mandatory Conversion Date through and including the actual delivery of all of the Conversion Shares to the holders, the Mandatory Conversion shall be deemed withdrawn and void ab initio.

Beneficial Ownership Limitation

The Series F-1 Preferred Stock cannot be converted to Common Stock if the holder and its affiliates would beneficially own more than 4.99% or 9.99% at the election of the holder of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Series G Preferred Stock

The following are the principal terms of the Series G Preferred Stock:

Voting Rights

Except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”)), the holders of the Series G Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Stock is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. To the extent that under the DGCL the vote of the holders of shares of Series G Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series G Preferred Stock, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is presented or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of shares of the Series G Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount per share of Series G Preferred Stock equal to the greater of (A) 125% of the stated value of such share of Series G Preferred Stock (plus any applicable make-whole amount, unpaid late charge or other applicable amount) on the date of such payment and (B) the amount per share such holder would receive if such holder converted such share of Series G Preferred Stock into Common Stock immediately prior to the date of such payment. All shares of capital stock of the Company shall be junior in rank to all shares of Series G Preferred Stock with respect to the preferences as to payments upon the liquidation.

Exchange Cap

The Company was initially restricted from issuing shares of Common Stock upon conversion of the Series F-1 Preferred Stock and Series G Preferred Stock or exercise of the associated warrants in excess of 19.99% of the shares of Common Stock outstanding as of the date immediately prior to the issuance of the shares of Series F-1 Preferred Stock and Series G Preferred Stock and the associated warrants until the Company obtained stockholder approval for the issuance of shares of Common Stock in excess of the Issuable Maximum. The Company received the Stockholder Approval on July 24, 2024.

Optional Conversion

The Series G Preferred Stock can be converted at the option of the holder at any time and from time to time after the original issuance date. Holders shall effect conversions by providing us with the form of conversion notice (the “Notice of Conversion”) specifying the number of shares of Series G Preferred Stock to be converted, the number of shares of Series G Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable holder delivers by email such Notice of Conversion to us.

Beneficial Ownership Limitation

The Series G Preferred Stock cannot be converted to Common Stock if the holder, other than PharmaCyte Biotech, Inc., and its affiliates would beneficially own more than 4.99% or 9.99% at the election of the holder of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Common Stock

The holders of Common Stock are entitled to one vote per share at meetings of the Company.

As of June 30, 2024, the Company had 2,370,423 shares of Common Stock issued and outstanding. During the six months ended June 30, 2024, the Company issued 350,658 shares of common stock in connection with amortization payments or make-whole payments for the Series F Preferred Stock.

Common Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2023	4,933,622	$147.86	4.08	$21,650,589
Issued	15,418,510	1,816	3.15	370,044
Series F Modification
Removed	(4,716,904)	3.18	3.65	-
Re-issued	8,259,911	1.816	3.65	198,238
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2024	23,895,139	$3.03	3.31	$568,282
Exercisable as of June 30, 2024	23,895,139	$3.03	3.31	$568,282

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.84 for the Company’s Common Stock on June 30, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023.

The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Series F Exercise Price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately. Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 4,716,904 shares of Common Stock (as adjusted, and subject to further adjustment), with an initial exercise price of $3.18 per share, which was adjusted to $1.816 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was adjusted proportionally to 8,259,911 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants in connection with the Private Placement (as defined herein) (as adjusted, and subject to further adjustment), for a period of five years from the date of issuance.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2023	918	$240.00	0.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled/Expired	-	-	-	-
Balance at June 30, 2024	918	$240.00	0.44	$-
Exercisable as of June 30, 2024	918	$240.00	0.44	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.84 for the Company’s Common Stock on June 30, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 7 – Commitments and Contingencies

Litigation and Settlements

Raymond Akers Actions

On April 14, 2021, Raymond F. Akers, Jr., Ph.D. filed a lawsuit against the Company (f/k/a Akers Biosciences, Inc.) in the Superior Court of New Jersey, Law Division, Gloucester County (the “First Raymond Akers Action”). Mr. Akers asserts one common law whistleblower retaliation claim against the Company.

On September 23, 2021, the Court granted the Company’s Motion to Dismiss Plaintiff’s Amended Complaint and dismissed Plaintiff’s Amended Complaint. The Court indicated that Mr. Akers is “free to file another complaint, however, tort-based ‘Pierce’ allegations, and/or CEPA claims are barred by the statute of limitations.”

On March 1, 2022, Mr. Akers filed a second action against the Company in the Superior Court of New Jersey, Law Division, Gloucester County (the “Second Raymond Akers Action”) again asserting one common law whistleblower retaliation claim against the Company. The Company believes that the Second Raymond Akers Action is without merit and, moreover, was filed against the Court’s specific admonition that Plaintiff does not attempt to circumvent the statute of limitations.

On May 27, 2022, the Court granted-in-part and denied-in-part the Company’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, the Company filed its Answer, which included affirmative defenses. As of June 30, 2024, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred.

Note 8 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been received subject to these agreements for the three and six months ended June 30, 2024 and 2023.

MIRA Pharmaceuticals Limited License Agreement

The Company is a party to an Amended and Restated Limited License Agreement, dated June 27, 2022 and amended on April 20, 2023, with MIRA Pharmaceuticals, Inc. (Nasdaq: MIRA), under which the parties agreed to share technical information and know-how pertaining to the synthetic manufacture and formulation of the parties’ respective Supera-CBD™ and MIRA1a™ product candidates. The Company, which holds patent rights to MIRA1a™ in 22 foreign countries, was granted a perpetual, non-exclusive, royalty-free license to use improvements to MIRA1a™ made under the agreement, and MIRA was granted a limited, perpetual, worldwide, non-exclusive, royalty-free license to use Supera-CBD™ as a synthetic intermediate in the manufacture of MIRA1a™. The Company’s former President and Chief Medical Officer, Chris Chapman, M.D., is Executive Chairman of MIRA.

Series G Preferred Stock Issuance

On May 20, 2024, the Company entered into the Series G Purchase Agreement with the Series G Investors, including PharmaCyte Biotech, Inc. (“Pharmacyte”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 Series G Preferred Stock, initially convertible into up to 4,928,416 shares of the Company’s Common Stock, at a conversion price of $1.816 per share (ii) Series G Short-Term Warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock at an exercise price of $1.816 per share, and (iii) Series G Long-Term Warrants acquire up to an aggregate of 4,928,416 shares of Common Stock at an exercise price of $1.816 per share, for aggregate gross proceeds equaling approximately $8.9 million. The interim CEO, President and Director of PharmaCyte, Joshua Silverman, serves as the Company’s Chairman of the Board.

Note 9 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three and six months ended June 30, 2024 of $4,615 and $10,673, respectively.

The Company made matching contributions to the 401(k) Plan during the three and six months ended June 30, 2023 of $14,398 and $24,679, respectively.

Note 10—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to this agreement for the three and six months ended June 30, 2024 and 2023, respectively.

Note 11—Subsequent Events

On August 16, 2024, the Company entered into (i) an Amendment (the “Series F-1 Long Term Warrant Amendment”) with the Series F-1 Investors, effective as of June 30, 2024, relating to the Series F-1 Long Term Warrants, (ii) an Amendment (the “Series F-1 Short Term Warrant Amendment” and, together with the Series F-1 Long Term Warrant Amendment, the “Series F-1 Warrant Amendments”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Short Term Warrants,  (iii) an Amendment (the “Series G Long Term Warrant Amendment”) with the Series G Investors, effective as of June 30, 2024, relating to the Series G Long Term Warrants, (ii) an Amendment (the “Series G Short Term Warrant Amendment” and, together with the Series G Long Term Warrant Amendment, the “Series G Warrant Amendments” and collectively with the Series F-1 Warrant Amendments, the “Warrant Amendments”) with the Series G Investors, effective as of June 30, 2024 relating to the Series G Short Term Warrants.

The Warrant Amendments modified certain terms of the Series F-1 Warrants and Series G Warrants relating to the rights of the holders of such warrants to provide that, in the event of a Fundamental Transaction (as defined in each of the Series F-1 Warrants and Series G Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holders of the Series F-1 Warrants and Series G Warrants shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in each of the Series F-1 Warrants and Series G Warrants) of the unexercised portion of such Series F-1 Warrant or Series G Warrants, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction. In addition, (i) the Series F-1 Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 30 day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request, and (ii) the Series G Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 60 day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request.

The following pro forma financial information gives effect to the Warrant Amendments and the Stockholder Approval as if they had occurred on June 30, 2024. The Warrant Amendments resulted in that, following the receipt of Stockholder Approval on July 24, 2024, the reclassification of the Series F-1 Warrants and Series G Warrants were reclassified to be considered equity classified and not liability classified in accordance with ASC 815.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Pro Forma Condensed Consolidated Balance Sheets

(unaudited)

	As Reported		As Adjusted
	June 30, 2024	Adjustments	June 30, 2024
ASSETS
Current Assets
Cash	$536,026	$-	$536,026
Marketable Securities	12,530,326	-	12,530,326
Prepaid expenses	1,291,380	-	1,291,380

Total Current Assets	14,357,732	-	14,357,732

Non-Current Assets
Lease Right-of-Use	25,803	-	25,803
Goodwill	10,498,539	-	10,498,539
Investment in Oravax Medical	1,500,000	-	1,500,000

Total Non-Current Assets	12,024,342	-	12,024,342

Total Assets	$26,382,074	$-	$26,382,074

LIABILITIES
Current Liabilities
Trade and Other Payables	$4,616,513	$-	$4,616,513
Deferred Compensation Payable	331,992	-	331,992
Due to MyMD FL Shareholders	29,982	-	29,982
Lease Liability	25,803	-	25,803
Dividends Payable	778,491	-	778,491
Derivative Liability	-	-	-
Warrant Liability	-	-	-

Total Current Liabilities	5,782,781	-	5,782,781

Non-Current Liabilities
Deferred Compensation Payable, net of current	-	-	-
Derivative Liability, net of current	926,000	-	926,000
Warrant Liability, net of current	19,291,000	(19,291,000)	-

Total Non-Current Liabilities	20,217,000	(19,291,000)	926,000

Total Liabilities	25,999,781	(19,291,000)	6,708,781

Commitments and Contingencies

Mezzanine Equity
Series F Convertible Preferred Stock, 15,000 shares designated, par value $0.001 per share and a stated value of $1,000 per share, 4,675 and 6,633 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $4,675,000 plus dividends at 10% per annum of $626,553 as of June 30, 2024	4,576,553	-	4,576,553
Series F Convertible Preferred Stock – Discount	(3,310,483)	-	(3,310,483)
Series F Convertible Preferred Stock – Derivative	(981,582)	-	(981,582)
Series F-1 Convertible Preferred Stock, 5,050 shares designated, par value $0.001 per share and a stated value of $1,000 per share, 5,050 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $5,050,000 plus dividends at 10% per annum of $54,813 as of June 30, 2024	5,050,000	-	5,050,000
Series F-1 Convertible Preferred Stock - Discount	(5,050,000)	-	(5,050,000)
Series F-1 Convertible Preferred Stock - Derivative	-	-	-
Series G Convertible Preferred Stock, 12,826,273 shares designated, par value $0.001 per share and a stated value of $1,000 per share, 8,950 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $8,950,000 plus dividends at 10% per annum of $97,145 as of June 30, 2024	8,950,000	-	8,950,000
Series G Convertible Preferred Stock - Discount	(8,950,000)	-	(8,950,000)

Total Mezzanine Equity	284,488	-	284,488

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001 per share, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, par value $0.001 per share and a stated value of $0.01 per share, 72,992 and 72,992 shares issued and outstanding as of June 30, 2024 and December 31, 2023	144,524	-	144,524
Common Stock, par value $0.001, 250,000,000 shares authorized 2,370,423 and 2,018,857 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2,370	-	2,370
Additional Paid in Capital	123,272,874	19,291,000	142,563,874
Accumulated Deficit	(123,321,963)	-	(123,321,963)

Total Stockholders’ Equity	97,805	19,291,000	19,405,805

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$26,382,074	$-	$26,382,074

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Pro Forma Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024

(unaudited)

	Series F		Series F-1		Series G		Series D		Common Stock
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock			Common Stock Par Value	Additional Paid In	Accumulated	Total
	Shares	Series F	Shares	Series F	Shares	Series F	Shares	Series D	Shares	$0.001	Capital	Deficit	Equity
Balance at June 30, 2024; As Reported	4,675	$284,488	5,050	$-	8,950	$-	72,992	$144,524	2,370,423	$2,370	$123,272,874	$(123,321,963)	$97,805

Adjustments	-	-	-	-	-	-	-	-	-	-	19,291,000	-	19,291,000

June 30, 2024; As Adjusted	4,675	$284,488	5,050	$-	8,950	$-	72,992	$144,524	2,370,423	$2,370	$142,563,874	$(123,338,963)	$19,405,805

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to TNF Pharmaceuticals, Inc.

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

Overview

The Company is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets: MYMD-1 and Supera-CBD:

●

MYMD-1 is a clinical stage small molecule that is being developed to treat age-related illnesses such as frailty and sarcopenia. MYMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”). MYMD-1 currently is being evaluated in patients with sarcopenia (age-related muscle loss). By regulating the immunometabolic system, MYMD-1 can also treat autoimmune disease, including (but not limited to) multiple sclerosis, diabetes, rheumatoid arthritis, and inflammatory bowel disease. The Company has significant intellectual property coverage to protect these autoimmune indications, as well as therapy as an anti-aging product;

●	The Company is advancing MYMD-1 in sarcopenia based on positive clinical data from its Phase II trial and previous research findings. This previous clinical trial supported the safety profile, including no serious adverse events and no patient dropouts due to an adverse event. Serum analysis confirmed the mechanism of action in patients with sarcopenia aged 65-75 years old. These data support the protocol in development to assess clinical outcomes in patients with sarcopenia;

●	In preparation for future studies, the Company and partner Charles River Laboratories completed the dosing in an FDA-required 90-day oral gavage electroencephalogram (EEG) safety study in an animal model. This 90-day dog study was designed to complement the GLP chronic toxicology studies that have been completed and reported to FDA. This complete toxicology package will inform the duration and dosing of future clinical studies;

●	An Annual Report is in preparation for submission to FDA;

●	Supera-CBD is a synthetic analog of cannabidiol (“CBD”) being developed to treat various conditions, including, but not limited to, epilepsy, pain, and anxiety/depression, through its effects on the CB2 receptor, and a monoamine oxidase enzyme (“MAO”) type B. Supera-CBD has shown promise in treating neuroinflammatory and neurodegenerative diseases, and may benefit from the recent re-classification of cannabis-derived products by FDA;

●	In a pre-clinical evaluation of Supera-CBD for pain (Johns Hopkins University School of Medicine - Division of Behavioral Biology), Supera-CBD decreased pain, indicating beneficial effects on inflammatory-induced thermal pain sensitivity at all doses tested;

●	The Company is currently preparing several scientific papers for publication in 2024, including an abstract for submission in the fourth quarter 2024 related to the Phase 2 study of MYMD-1 in sarcopenia/frailty to a peer-reviewed publication;

●	The Company’s new management is seeking appropriate speaking opportunities to present the Company;
●	The Company is exploring non-dilutive opportunities to evaluate MYMD-1 in additional indications not previously considered.

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

The Company previously owned, through its subsidiary Cystron Biotech, LLC (“Cystron”), an exclusive license from Premas Biotech PVT Ltd. (“Premas”) with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections. On April 16, 2021, pursuant to the Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax Medical, Inc. (“Oravax”) and, for the limited purpose set forth therein, Premas, the Company caused Cystron to contribute substantially all of the assets associated with its business of developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax. Oravax is pursuing the development of the COVID-19 vaccine candidate. The Company’s interest in Oravax consists of 13% of Oravax’s outstanding shares of capital stock and the rights to a 2.5% royalty on all future net sales. The Company has evaluated several options with respect to its interest in Oravax, including a potential distribution of Oravax shares to the Company’s stockholders. This would make Oravax a publicly held company. In addition, the Company currently has the right to designate a member of the board of directors of Oravax, pursuant to which Mr. Joshua Silverman, our Chairman of the Board, has been designated to serve as a director of Oravax.

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

Warrant Issuance Expenses

Warrant issuance expenses represent the portion of the fees and offering expenses incurred in connection with the February 2023 Offering attributable to the issuance of the Series F Warrants.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2024 and 2023

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
Description	2024	2023
Operating Expenses
General and Administrative	$1,020,312	$1,879,917
Research and Development	401,104	2,224,444
Stock-Based Compensation	439,627	1,677,271
Series F Warrant Issuance Expenses	-	-
Series F-1 Warrant Issuance Expenses	539,097	-
Series G Warrant Issuance Expenses	969,505	-
Total Operating Expenses	3,369,645	5,781,632
Loss from Operations	(3,369,645)	(5,781,632)
Other Income (Expense), net	(6,196,003)	1,613,979
Net Loss	$(9,565,648)	$(4,167,653)

Revenue

We had no revenue from operations during the three months ended June 30, 2024 and 2023.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
Description	2024	2023
Personnel Costs	$207,197	$397,847
Professional Service Costs	306,622	272,105
Stock Market & Investor Relations Costs	82,829	307,833
Other Administrative Costs	423,664	902,132
Total Administrative Expense	$1,020,312	$1,879,917

Personnel costs decreased $187,477 during the three months ended June 30, 2024. The decrease is related to the Company initiatives relating to reducing the number of employees that was implemented during the fourth quarter of 2023.

Professional services costs increased $34,517 during the three months ended June 30, 2024. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The increase is primarily related to an increase in fees for specialized accounting services related to the fair market valuations for the various convertible preferred stock series.

Stock market and investor relations costs decreased $225,004 during the three months ended June 30, 2024. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual stockholder meetings. The decrease is primarily due to the preparation costs associated with the 2023 annual stockholder meeting.

Other administrative expenses decreased $478,468 during the three months ended June 30, 2024. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. The decrease is associated with a reimbursement of expenses to a related party as authorized by the Board of Directors in April 2023.

Stock-Based Compensation

Stock-based compensation decreased $1,237,644 during the three months ended June 30, 2024. The decrease is related to the accelerated vesting of the stock options issued on June 7, 2023 that occurred in the fourth quarter of 2023 which reduced the periodic recognition of costs, to the final vesting of the second tranche of the June 7, 2023 stock options, and to several forfeitures of unvested stock options related to separated employees.

Warrant Issuance Expenses

Warrant issuance expenses associated with the issuance of the Series F-1 Convertible Preferred Stock and the Series G Convertible Preferred Stock and Warrants totaled $1,508,602. These costs included placement agent, legal, and accounting fees.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
Description	2024	2023
Salaries and Wages	$289,722	$498,244
Development Programs	65,649	1,615,016
Professional Services	39,099	67,360
Regulatory Expenses	390	-
Other Research and Development Expenses	6,344	43,824
Total Research and Development Expenses	$401,104	$2,224,444

Salaries and wages decreased $208,522 during the three months ended June 30, 2024. The decrease was associated with Company initiatives relating to reducing the number of employees implemented during the fourth quarter of 2023 and due to employee resignations during the three months ended June 30, 2024.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $1,549,467 during the three months ended June 30, 2024 primarily due to the completion of the Phase II study for Sarcopenia during the year ended December 31, 2023.

Professional services costs decreased $28,261 during the three months ended June 30, 2024. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses increased $390 during the three months ended June 30, 2024. These expenses were related to the close-out of a multi-site protocol.

Other research and development expenses decreased $37,480 during the three months ended June 30, 2024. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The decrease during the three months ended June 30, 2024 is primarily related to expenses for seminars and travel.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
Description	2024	2023
Interest and Dividend Income	$(21,148)	$(174,851)
Loss on Investments	75	389
Loss on changes in fair value of Equity Investments	76	983
Gain on changes in fair value of Warrant Liabilities	(2,701,000)	(2,930,700)
Loss on changes in fair value of Derivative Liabilities	72,000	1,490,200
Loss on the issuance of preferred stock	8,846,000	-
Total Other (Income)/Expense	$6,196,003	$(1,613,979)

Other expenses, net of income, totaled $6,196,003 for the three months ended June 30, 2024, and other income, net of expenses, totaled $1,613,979 for the three months ended June 30, 2023.

During the three months ended June 30, 2024 interest and dividend income decreased $153,703 primarily related to the availability of cash for investment.

During the three months ended June 30, 2024, we recorded a gain of $2,701,000 related to the change in fair value of the warrant liabilities as follows:

●	For the Series F-1 Short-Term Warrants, we recorded a gain of $624,000, The fair value of the Series F-1 Short-Term warrants of approximately $2,682,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.40 years; equity volatility of 115.0%; and a risk-free interest rate of 4.94%.

●	For the Series F-1 Long-Term Warrants, we recorded a gain of $350,000, The fair value of the Series F-1 Long-Term warrants of approximately $4,277,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.90 years; equity volatility of 120.0%; and a risk-free interest rate of 4.34%.

●	For the Series G Short-Term Warrants, we recorded a gain of $1,107,000, The fair value of the Series F-1 Short-Term warrants of approximately $4,752,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.40 years; equity volatility of 115.0%; and a risk-free interest rate of 4.94%.

●	For the Series G Long-Term Warrants, we recorded a gain of $620,000, The fair value of the Series F-1 Long-Term warrants of approximately $7,580,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.90 years; equity volatility of 120.0%; and a risk-free interest rate of 4.34%.

During the three months ended June 30, 2024, we recorded a loss of $72,000 related to the change in fair value of the Series F-1 Derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. We estimated the $926,000 fair value of the bifurcated embedded derivative at June 30, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.84 on the valuation date, estimated equity volatility of 120.0%, estimated traded volume volatility of 195.0%, the time to maturity of 1 year, a discounted market interest rate of 9.6%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 6.9%.

During the three months ended June 30, 2024, we recorded a loss associated with the issuance of the Series F-1 Convertible Preferred Stock totaling $3,737,000 and the Series G Convertible Preferred Stock totaling $5,109,000. The losses resulted from the fair market value of the issued warrants exceeding the sum of the gross proceeds, discount and derivative derived from the placement of the preferred shares.

Summary of Statements of Operations for the Six Months Ended June 30, 2024 and 2023

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of operations for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
Description	2024	2023
Operating Expenses
General and Administrative	$2,088,632	$2,867,904
Research and Development	1,600,042	2,994,874
Stock-Based Compensation	956,992	1,746,339
Series F Warrant Issuance Expenses	-	762,834
Series F-1 Warrant Issuance Expenses	539,097	-
Warrant Issuance Expenses	969,505	-
Total Operating Expenses	6,154,268	8,371,951
Loss from Operations	(6,154,268)	(8,371,951)
Other Income (Expense), net	(13,211,421)	2,692,566
Net Loss	$(19,365,689)	$(5,679,385)

Revenue

We had no revenue from operations during the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
Description	2024	2023
Personnel Costs	$397,268	$684,574
Professional Service Costs	722,987	447,890
Stock Market & Investor Relations Costs	187,376	409,361
Other Administrative Costs	781,001	1,326,079
Total Administrative Expense	$2,088,632	$2,867,904

Personnel costs decreased $287,306 during the six months ended June 30, 2024. The decrease is related to the Company initiatives relating to reducing the number of employees implemented during the fourth quarter of 2023.

Professional services costs increased $275,097 during the six months ended June 30, 2024. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The increase is primarily related to an increase in fees for specialized accounting services related to the fair market valuations for the various convertible preferred stock series.

Stock market and investor relations costs decreased $221,965 during the six months ended June 30, 2024. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings. The decrease is primarily due to the preparation costs associated with the 2023 annual shareholder meeting.

Other administrative expenses decreased $545,078 during the six months ended June 30, 2024. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. The decrease is associated with a reimbursement of expenses to a related party as authorized by the Board of Directors in April 2023.

Stock-Based Compensation

Stock-based compensation decreased $789,347 during the six months ended June 30, 2024. The decrease is related to the accelerated vesting of the June 7, 2023 stock options that occurred in the fourth quarter of 2023 which reduced the periodic recognition of costs, to the final vesting of the second tranche of the June 7, 2023 stock option, and to several forfeitures of unvested stock options related to separated employees.

Warrant Issuance Expenses

Warrant issuance expenses associated with the issuance of the Series F-1 Convertible Preferred Stock and the Series G Convertible Preferred Stock and Warrants totaled $1,508,602. These costs included placement agent, legal, and accounting fees.

Research and Development Expenses

The table below summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
Description	2024	2023
Salaries and Wages	$553,219	$789,718
Development Programs	954,087	1,995,604
Professional Services	79,406	136,624
Regulatory Expenses	390	7,100
Other Research and Development Expenses	12,940	65,828
Total Research and Development Expenses	$1,600,042	$2,994,874

Salaries and wages decreased $236,499 during the six months ended June 30, 2024. The decrease was associated with the Company initiatives relating to reducing the number of employees implemented during the fourth quarter of 2023 and to separations due to resignations during the three months ended June 30, 2024.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $1,041,517 during the six months ended June 30, 2024 primarily due to the completion of the Phase II study for Sarcopenia during the year ended December 31, 2023.

Professional services costs decreased $57,218 during the six months ended June 30, 2024. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $6,710 during the six months ended June 30, 2024. These costs are associated with the development and management of the protocols used in various studies.

Other research and development expenses decreased $52,888 during the six months ended June 30, 2024. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The decrease during the three months ended June 30, 2024 is primarily related to expenses for seminars and travel.

Other Income and Expense

The table below summarizes our other income and expenses for the six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
Description	2024	2023
Interest and Dividend Income	$(39,454)	$(200,675)
(Gain)/Loss on Investments	(100)	214
Loss on changes in fair value of Equity Investments	975	2,695
Gain on changes in fair value of Warrant Liabilities	4,393,000	(2,810,000)
(Gain)/Loss on changes in fair value of Derivative Liabilities	11,000	315,200
Loss on the issuance of preferred stock	8,846,000	-
Total Other (Income)/Expense	$13,211,421	$(2,692,566)

Other expenses, net of income, totaled $13,211,421 for the six months ended June 30, 2024, and other income, net of expense, totaled $2,692,566 for the six months ended June 30, 2023.

During the six months ended June 30, 2024 interest and dividend income decreased $161,221 primarily related to the availability of cash for investment.

During the six months ended June 30, 2024, we recorded a loss of $4,393,000 related to the change in fair value of the warrant liabilities as follows:

●	For the Series F Warrants, the May 14, 2024 warrant modification resulted in the reclassification of the Series F Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, we remeasured the Series F Warrant liabilities at $7,961,000 fair value as of March 31, 2024, the effective date of the modification, utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.90 years; equity volatility of 110.0%; and a risk-free interest rate of 4.31%. and recorded a loss of $7,094,000 on the change in fair value and reclassified the $7,961,000 fair value of the Series F Warrants to additional paid-in capital as of March 31, 2024.

●	For the Series F-1 Short-Term Warrants, we recorded a gain of $624,000, The fair value of the Series F-1 Short-Term warrants of approximately $2,682,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.40 years; equity volatility of 115.0%; and a risk-free interest rate of 4.94%.

●	For the Series F-1 Long-Term Warrants, we recorded a gain of $350,000, The fair value of the Series F-1 Long-Term warrants of approximately $4,277,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.90 years; equity volatility of 120.0%; and a risk-free interest rate of 4.34%.

●	For the Series G Short-Term Warrants, we recorded a gain of $1,107,000, The fair value of the Series F-1 Short-Term warrants of approximately $4,752,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.40 years; equity volatility of 115.0%; and a risk-free interest rate of 4.94%.

●	For the Series G Long-Term Warrants, we recorded a gain of $620,000, The fair value of the Series F-1 Long-Term warrants of approximately $7,580,000 was estimated at June 30, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.90 years; equity volatility of 120.0%; and a risk-free interest rate of 4.34%.

During the three months ended June 30, 2024, we recorded a loss of $11,000 related to the change in fair value of the derivative liabilities as follows:

●	For the Series F Derivative,, we recorded a gain of $61,000 , We estimated the $0 fair value of the bifurcated embedded derivative at March 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $2.39 on the valuation date, estimated equity volatility of 95.0%, estimated traded volume volatility of 175.0%, the time to maturity of 0.25 year, a discounted market interest rate of 6.20%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 1.5%.

●	For the Series F-1 Derivative, we recorded a loss of $72,000. We estimated the $926,000 fair value of the bifurcated embedded derivative at June 30, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.84 on the valuation date, estimated equity volatility of 120.0%, estimated traded volume volatility of 195.0%, the time to maturity of 1 year, a discounted market interest rate of 9.6%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 6.9%.

During the six months ended June 30, 2023, we recorded a loss associated with the issuance of the Series F-1 Convertible Preferred Stock totaling $3,737,000 and the Series G Convertible Preferred Stock totaling $5,109,000. The losses resulted from the fair market value of the issued warrants exceeding the sum of the gross proceeds, discount and derivative derived from the placement of the preferred shares.

Liquidity and Capital Resources

As of June 30, 2024, the Company’s cash on hand was $536,026 and marketable securities were $12,530,326. The Company has incurred a total net loss attributable to stockholders of $21,344,896 for the six months ended June 30, 2024. As of June 30, 2024, the Company had working capital of $8,574,951 and stockholders’ equity of $97,805 including an accumulated deficit of $123,321,963. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common and Preferred Stock in public and private placements.

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

Management has evaluated the Company’s current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of June 30, 2024 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

During the six months ended June 30, 2024, cash flows used in operating activities were $4,580,551 consisting primarily of a net loss of $19,365,689, an increase in prepaid expenses of $398,154, a reduction in dividends payables of $154,843, and a non-cash gain on the fair market value of derivatives offset by non-cash loss on the fair value of warrants of 11,000, a non-cash loss on the issuance of preferred stock of $8,846,000, non-cash stock-based compensation of $956,992, an increase in trade and other payables of 900,295, and an increase in deferred compensation of $231,454.

Our net cash used in operating activities totaled $7,891,517, consisting primarily of a net loss of $5,679,385, an increase in prepaid expenses of $949,973, a reduction in trade and other payables of $516,769 and a non-cash change in the fair value of the warrant liabilities of $2,810,000, offset by non-cash stock-based compensation of $1,746,339 and non-cash change in the fair value of the derivative liabilities of $315,200.

Investing Activities

Our net cash consumed by investing activities totaled $10,289,095 for the six months ended June 30, 2024 as compared to $7,449,439 during the six months ended June 30, 2023. During the six months ended June 30, 2024, we purchased securities totaling $12,539,455 and sold securities totaling $2,250,3660. During the six months ended June 30, 2023, we purchased securities totaling $13,199,409 and sold securities totaling $5,749,970.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $12,724,662 which consisted of payments for the redemption of Series F Convertible Preferred Stock and the related dividends and premiums and the proceeds from the sale of the Series F-1 Convertible Preferred Stock and the Series G Convertible Preferred Stock. Net cash provided by financing activities during the six months ended June 30, 2023 was $14,685,689, which consisted of the net proceeds from the sale of Series F Convertible Preferred Stock, net of offering costs.

February 2023 Offering

On February 21, 2023, we entered into a Securities Purchase Agreement (the “February 2023 SPA”) with certain accredited investors (the “Series F Investors”), pursuant to which we agreed to sell in a registered direct offering (the “February 2023 Offering”) (i) an aggregate of 15,000 shares (the “Series F Preferred Shares”) of our newly-designated Series F Convertible Preferred Stock, with a stated value of $1,000 per Preferred Share (the “Series F Preferred Stock”), convertible into shares of Common Stock (the “Series F Conversion Shares”) pursuant to the terms of the Certificate of Designations of the Series F Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designation”), and (ii) warrants (the “Series F Warrants”) to acquire up to an aggregate of 6,651,885 shares of Common Stock (pre-split), subject to adjustment (the “Series F Warrant Shares”). The Series F Conversion Price (as defined below) is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, (i) the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designations, and (ii) the Series F Exercise Price (as defined below) was adjusted to $3.18 per share and the number of Series F Warrant Shares was adjusted proportionately to 4,716,904 shares pursuant to the terms of the Series F Warrants. In connection with the Private Placements (as defined herein), (i) the conversion price of the Series F Preferred Stock was adjusted to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the exercise price of the Series F Warrants was adjusted to $1.816 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 8,259,911 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We have used and intend to continue to use the net proceeds from this offering for general corporate purposes.

As of June 30, 2024, there were 4,988 Series F Preferred Shares outstanding and Series F Warrants outstanding to purchase up to 8,259,911 shares of Common Stock.

Series F Preferred Shares

The terms of the Series F Preferred Shares are as set forth in the form of Certificate of Designation. The Series F Preferred Shares became convertible upon issuance into the Series F Conversion Shares at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (the “Series F Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designations. The Series F Conversion Price was further adjusted to $1.816 per share pursuant to the full ratchet anti-dilutive provisions contained in the Series F Certificate of Designations in connection with the Private Placements (as defined herein).

Prior to the Series F Certificate of Amendment (as defined below), the Company was initially required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the Floor Price (as defined below). For purposes of the Series F Certificate of Designation, the “Floor Price” means $6.60 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

On April 5, 2024, the Company entered into an Omnibus Waiver and Amendment (the “Omnibus Agreement”) with the Required Holders (as defined in the Certificate of Designation). Pursuant to the Omnibus Agreement, the Required Holders agreed (i) to defer payment of the installment amounts due on March 1, 2024, and April 1, 2024 (the “Installments”), under Section 9(a) of the Series F Certificate of Designations, until May 1, 2024, and (ii) to waive any breach or violation of the February 2023 SPA, the Series F Certificate of Designations, or the Series F Warrants resulting from missing the Installments. The Company may require holders to convert their Series F Preferred Shares into Series F Conversion Shares if the closing price of the Company’s Common Stock exceeds $6.765 (as adjusted for the Reverse Stock Split) per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Company’s Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Series F Certificate of Designations are satisfied.

On May 20, 2024, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “Series F Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations). Pursuant to the Series F Agreement, the Required Holders agreed to (i) amend the Series F Purchase Agreement to amend certain terms relating to purchase rights thereunder, (ii) waive certain rights under the Series F Purchase Agreement and Series F Certificate of Designations in respect of the issuance of the Company’s Series F-1 Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series F-1 Preferred Stock”), the Company’s Series G Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series G Preferred Stock”), and entrance by the Company into the Purchase Agreements (as defined herein), (iii) waive the requirement that the Company reserve for issuance a sufficient number of shares of Common Stock as required by the Series F Certificate of Designations, the Series F Purchase Agreement and Series F Warrants, until such time as the Company obtains the Stockholder Approval (as defined herein), and (iv) consent to the issuance of the Series F-1 Preferred Stock and Series G Preferred Stock as required pursuant to certain terms of the Series F Certificate of Designations, the Series F Purchase Agreement and the Series F Warrants, as applicable. The Company and the Required Holders further agreed pursuant to the Series F Agreement, to amend the Series F Certificate of Designations by filing a Certificate of Amendment to the Series F Certificate of Designations (the “Series F Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Series F Certificate of Amendment amends the Series F Certificate of Designations to (i) extend the maturity date to December 31, 2024, (ii) permit and modify certain procedures related to the payment of installment amounts with respect to the Installment Dates (as defined in the Series F Certificate of Designations) falling between (and including) July 1, 2024, and (and including) August 1, 2024, thereunder, and (iii) modify the schedule of Installment Dates.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which are payable in cash or shares of the Company’s Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series F Preferred Shares is able to require the Company to redeem in cash any or all of the holder’s Series F Preferred Shares at a premium set forth in the Certificate of Designation. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the February 2023 SPA, subject to certain beneficial ownership limitations as set forth in the Certificate of Designation. The Series F Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series F Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters. There is no established public trading market for the Series F Preferred Shares and the Company does not intend to list the Series F Preferred Shares on any national securities exchange or nationally recognized trading system.

Series F Warrants

The Series F Warrants became exercisable immediately upon issuance, have an exercise price of $2.255 per share (pre-split) (as adjusted, the “Series F Exercise Price”) and expire five years from the date of issuance. The Series F Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s Common Stock, or securities convertible, exercisable or exchangeable for the Company’s Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Series F Exercise Price, the number of February 2023 Warrant Shares issuable upon exercise of the Series F Warrants will be increased proportionately. The Series F Warrants were issued with an initial Exercise Price of $2.255 per share (pre-split). Following the Reverse Stock Split, the Exercise Price for the Series F Warrants was adjusted to $3.18 per share and the number of February 2023 Warrant Shares was adjusted to 4,716,904 shares pursuant to the terms of the Series F Warrants. There is no established public trading market for the Series F Warrants and the Company does not intend to list the Series F Warrants on any national securities exchange or nationally recognized trading system. In connection with the Private Placements (as defined herein), the Series F Exercise Price was adjusted to $1.816 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 8,259,911 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

On May 14, 2024, the Company entered into an Amendment (the “Series F Amendment”) with the Investors in the February 2023 Offering, effective as of March 31, 2024. The Series F Amendment amended certain terms of the Series F Warrants relating to the rights of the holders of the Series F Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series F Warrants) that is not within our control, including not approved by the Company’s Board of Directors, the holder of a Series F Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Series F Warrant, that is being offered and paid to the holders of our common stock in connection with the Fundamental Transaction.

May 2024 Private Placements

Series F-1 Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) an aggregate of 5,050 shares of the Company’s newly-designated Series F-1 Preferred Stock, initially convertible into up to 2,780,839 shares of Common Stock at a conversion price of $1.816 per share, (ii) short-term warrants to acquire up to an aggregate of 2,780,839 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) warrants to acquire up to an aggregate of 2,780,839 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an exercise price of $1.816 per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placements occurred on May 23, 2024 (the “Series F-1 Closing Date”).

Series F-1 Preferred Stock

The Series F-1 Preferred Stock became convertible upon issuance into Common Stock (the “Series F-1 Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.816 (the “Series F-1 Conversion Price”). The Series F-1 Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F-1 Conversion Price (subject to certain exceptions).

The Company is required to redeem the Series F-1 Preferred Stock in seven (7) equal monthly installments, commencing on December 1, 2024. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the applicable Installment Redemption Amount (as defined in the Series F-1 Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F-1 Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) $0.364, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date in which the Series F-1 Stockholder Approval (as defined herein) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which amortization amounts are subject to certain adjustments as set forth in the Series F-1 Certificate of Designations (the “Series F-1 Floor Price”).

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of the Series F-1 Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F-1 Preferred Stock is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price applicable immediately before the execution and delivery of the Series F-1 Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F-1 Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Series F-1 Certificate of Designations. Further, the Series F-1 Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Series F-1 Certificate of Designations or Series F-1 Warrants.

Series F-1 Warrants

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 2,780,839 shares of Common Stock, with an exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 2,780,839 shares of Common Stock, with an exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance.

The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately.

On August 16, 2024, the Company entered into (i) an Amendment (the “Series F-1 Long Term Warrant Amendment”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Long Term Warrants, and (ii) an Amendment (the “Series F-1 Short-Term Warrant Amendment” and, together with the Series F-1 Long Term Warrant Amendment, the “Series F-1 Warrant Amendments”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Short Term Warrants. The Series F-1 Warrant Amendments modified certain terms of the Series F-1 Warrants relating to the rights of the holders of the Series F-1 Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series F-1 Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series F-1 Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in the Series F-1 Warrants) of the unexercised portion of such Series F-1 Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction. Additionally, the Series F-1 Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 30 day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The modification resulted in the reclassification of the Series F-1 Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series F-1 Warrants at fair value as of July 25, 2024, the effective date of the modifications, and recognized the change in fair value as a non-cash loss and reclassified the Series F-1 Warrants to additional paid-in capital as of July 25, 2024.

Series G Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement”) and collectively with the Series F-1 Purchase Agreement, each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with certain accredited investors (the “Series G Investors” and collectively with the Series F-1 Investors, the “Investors”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 4,928,416 shares of the Company’s Common Stock, at a conversion price of $1.816 per share (ii) short-term warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an exercise price of $1.816 per share (collectively, the “Series G Private Placement” and collectively with the Series F-1 Private Placement, each a “Private Placement” and collectively, the “Private Placements”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date” and, together with the Series F-1 Closing Date, the “Closing Date”)).

Series G Preferred Stock

The Series G Preferred Shares became convertible upon issuance into Common Stock (the “Series G Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.816 (the “Series G Conversion Price”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions). At any time after the issuance date of the Series G Preferred Shares, the Company has the option to redeem in cash all or any portion of the shares of Series G Preferred Shares then outstanding at a premium upon notice by the Company to all holders of the Series G Preferred Shares.

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly at the holder’s option (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”) or (iii) in combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Shares (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Series G Certificate of Designations. Further, the Series G Certificate of Designations contains a certain beneficial ownership limitation, which applies to each Series G Investor other than PharmaCyte Biotech, Inc., after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series G Preferred Shares or as part of any dividend make-whole payment under the Series G Certificate of Designations.

On June 17, 2024, the Company entered into an Amendment Agreement (the “Series G Amendment”) with the Required Holders (as defined in the Series G Certificate of Designations). Pursuant to the Series G Amendment, the Required Holders agreed to amend the Series G Certificate of Designations by filing a Certificate of Amendment (“Series G Certificate of Amendment”) to the Series G Certificate of Designations with the Secretary of State of the State of Delaware (the “Secretary of State”) to increase the number of authorized shares of Series G Preferred Stock from 8,950 to 12,826,273, in order to authorize a sufficient number of shares of Series G Preferred Stock for the payment of PIK Shares. On June 17, 2024, the Company filed the Series G Certificate of Amendment with the Secretary of State, thereby amending the Series G Certificate of Designations. The Series G Certificate of Amendment became effective with the Secretary of State upon filing.

On August 8, 2024, the Company entered into an Amendment Agreement (the “August Series G Amendment”) with the Required Holders (as defined in the Series G Certificate of Designations). Pursuant to the August Series G Amendment, the Required Holders agreed to amend the Series G Certificate of Designations by filing a Certificate of Amendment (“August Series G Certificate of Amendment”) to the Series G Certificate of Designations with the Secretary of State to adjust the calculation of the PIK Shares. On August 8, 2024, the Company filed the August Series G Certificate of Amendment with the Secretary of State, thereby amending the Series G Certificate of Designations. The August Series G Certificate of Amendment became effective with the Secretary of State upon filing.

Series G Warrants

Pursuant to the Series G Private Placement, the Company issued to investors (i) the Series G Long-Term Warrants to purchase 4,928,416 shares of Common Stock, with an exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series G Short-Term Warrants to purchase 4,928,416 shares of Common Stock, with an exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance.

The exercise price of the Series G Warrants and the number of shares issuable upon exercise of the Series G Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series G Warrants will be increased proportionately.

On August 16, 2024, the Company entered into (i) an Amendment (the “Series G Long Term Warrant Amendment”) with the Series G Investors, effective as of June 30, 2024 relating to the Series G Long Term Warrants, and (ii) an Amendment (the “Series G Short Term Warrant Amendment” and, together with the Series G Long Term Warrant Amendment, the “Series G Warrant Amendments”) with the Series G Investors, effective as of June 30, 2024 relating to the Series G Short Term Warrants. The Series G Warrant Amendments modified certain terms of the Series G Warrants relating to the rights of the holders of the Series G Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series G Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series G Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in the Series G Warrants) of the unexercised portion of such Series G Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction. Additionally, the Series G Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 60 day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The modification resulted in the reclassification of the Series G Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series G Warrants at fair value as of July 25, 2024, the effective date of the modifications, and recognized the change in fair value as a non-cash gain and reclassified the warrant liability to additional paid-in capital as of July 25, 2024.

Private Placement Warrants

In connection with the Private Placements, pursuant to (A) an engagement letter (the “GPN Agreement”) with GP Nurmenkari Inc. (“GPN”) and (B) an engagement letter (the “Palladium Agreement,” and collectively with the GPN Agreement, the “Engagement Letters”) with Palladium Capital Group, LLC (“Palladium,” and collectively with GPN, the “Placement Agents”), the Company engaged the Placement Agents to act as non-exclusive placement agents in connection with each Private Placement, pursuant to which, the Company agreed to (i) pay the Placement Agents a cash fee equal to 3% of the gross proceeds of each Private Placement (including any cash proceeds realized by the Company from the exercise of the Series F Warrants), (ii) reimbursement and payment of certain expenses, and (iii) issue to the Placement Agents on the Closing Date, warrants to purchase up to an aggregate of 693,833 of shares of Common Stock to each Placement Agent, which is equal to 3% of the aggregate number of shares of Common Stock underlying the securities issued in each Private Placement, including upon exercise of any Series F Warrants, with terms identical to the Series G Long-Term Warrants and Series F-1 Long-Term Warrants.

Registration Rights Agreements

In connection with the Series G Private Placement, we entered into a Registration Rights Agreement with the Series G Investors (the “Series G Registration Rights Agreement”), pursuant to which we agreed to file a resale registration statement (the “Series G Registration Statement”) with the SEC to register for resale 200% of the Series G Conversion Shares, (B) 200% of the shares of common stock issuable upon conversion of the PIK Shares, and (C) 200% of the Series G Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series G Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series G Registration Rights Agreement).

In connection with the Series F-1 Private Placement, we entered into a Registration Rights Agreement with the Series F-1 Investors (the “Series F-1 Registration Rights Agreement,” and, together with the Series G Registration Rights Agreement, the “Registration Rights Agreements”), pursuant to which we agreed to file a resale registration statement (the “Series F-1 Registration Statement”) with the SEC to register for resale 200% of the Series F-1 Conversion Shares and (B) 200% of the Series F-1 Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series F-1 Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series F-1 Registration Rights Agreement).

In connection with the Registration Rights Agreements, the Company filed a registration statement on Form S-3 covering such securities, which registration statement was filed on June 21, 2024, amended on August 8, 2024 and declared effective by the SEC on August 12, 2024. Under the Series F-1 Registration Rights Agreement, we are obligated to pay certain liquidated damages to the Series F-1 Investors if the Company failed to file the Series F-1 Registration Statement when required, failed to file or cause the Series F-1 Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Series F-1 Registration Statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a description of certain legal proceedings, please read Note 7 to the interim condensed consolidated financial statements, which information is incorporated herein by reference.

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

Holders of our Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock are entitled to certain payments under the applicable Certificate of Designations that may be paid in cash, in shares of Common Stock or in additional shares of Series G Preferred Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.

Under the Series F Certificate of Designations and Series F-1 Certificate of Designations, we are required to redeem the shares of the shares of the Series F Preferred Stock and Series F-1 Preferred Stock in equal monthly installments commencing July 1, 2023, and December 1, 2024, respectively. Such holders are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the Company’s election, in shares of Common Stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 105% of the applicable payment amount due.

Our ability to make payments due to the holders of our Series F Preferred Stock and Series F-1 Preferred Stock using shares of Common Stock is subject to certain limitations set forth in the applicable Certificate of Designations. If we are unable to make installment payments in shares of Common Stock, we may be forced to make such payments in cash. Additionally, the holders of the Series G Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly, at the holder’s sole discretion, in cash, or “in kind” in the form of additional Series G Preferred Stock, or a combination thereof. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of our Series F Preferred Stock, Series G Preferred Stock, Series F-1 Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the Delaware General Corporation Law (the “DGCL”). Further, we intend to make the installment payments due to holders of Series F Preferred Stock and Series F-1 Preferred Stock in the form of Common Stock to the extent allowed under the applicable Certificate of Designation and applicable law in order to preserve our cash resources. The issuance of shares of Common Stock to the holders of our Series F Preferred Stock and Series F-1 Preferred Stock with increase the number of shares of Common Stock outstanding and could result in substantial dilution to the existing holders of our Common Stock.

The Certificate of Designations for the Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the applicable preferred stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock or upon the exercise of the warrants.

The Series F Certificate of Designations, Series F-1 Certificate of Designations and Series G Certificate of Designations and the warrants issued concurrently therewith, contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. If in the future, while any of our Series F Preferred Stock, Series F-1 Preferred Stock, Series G Preferred Stock, Series F Warrants, Series F-1 Warrants or Series G Warrants are outstanding, we issue securities for a consideration per share of Common Stock (the “New Issuance Price”) that is less than the applicable conversion price of our preferred stock or the exercise price of the Series F Warrants, Series F-1 Warrants or Series G Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the applicable Certificate of Designations or the applicable warrants, to reduce the conversion price or the exercise price to be equal to the New Issuance Price, which will result in a greater number of shares of Common Stock being issuable upon conversion or exercise, as applicable, which in turn will increase the dilutive effect of such conversion or exercise on existing holders of our Common Stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series F Preferred Stock, Series F-1 Preferred Stock or Series G Preferred Stock or the exercise of the Series F Warrants, Series F-1 Warrants or Series G Warrants if we enter into a future transaction that reduces the applicable conversion price or exercise price. If we do not have a sufficient number of available shares for any such conversions or any such warrant exercises, we may need to seek shareholder approval to increase the number of authorized shares of our Common Stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of our Series F Preferred Stock, Series F-1 Preferred Stock, Series G Preferred Stock or Series F Warrants, Series F-1 Warrants or Series G Warrants are outstanding.

Under the February 2023 SPA and Purchase Agreements, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The February 2023 SPA, pursuant to which we issued the Series F Preferred Stock, contains, among others, the following restrictive covenants: (i) until all of the Series F Warrants are exercised, we agreed not to enter into any variable rate transactions; and (ii) until the later of no shares of Series F Preferred Stock being outstanding and the maturity date of the Series F Preferred Stock, the opportunity to participate in any subsequent securities offerings by us. The Series F-1 Purchase Agreement, pursuant to which we issued the Series F-1 Preferred Stock, contains, among others, the following restrictive covenants: (i) until all of the Series F-1 Warrants are exercised, we agreed not to enter into any variable rate transactions; and (ii) until the later of no shares of Series F-1 Preferred Stock being outstanding and the maturity date, the opportunity to participate in any subsequent securities offerings by us. The Series G Purchase Agreement, pursuant to which we issued the Series G Preferred Stock, contains, among others, the following restrictive covenants: (i) until all of the Series G Warrants are exercised, we agreed not to enter into any variable rate transactions; and (ii) until the later of no shares of Series G Preferred Stock being outstanding and the second anniversary of the Series G Closing Date, the opportunity to participate in any subsequent securities offerings by us.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the February 2023 SPA or Purchase Agreements, or we may be forced to seek a waiver from the investors party to the February 2023 SPA and Purchase Agreements.

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

Currently, the Company has 17 issued U.S. patents, 68 foreign patents, two pending U.S. patent applications and 7 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan, and South Korea and one pending international patent application, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated, or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2024, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

62

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1

Certificate of Amendment of Certificate of Incorporation of TNF Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.2

Certificate of Amendment of Certificate of Incorporation of TNF Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.3

Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

3.4

Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024).

3.5

Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

3.6

Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024).

4.1	Form of Series G Long-Term Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.2	Form of Series G Short-Term Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.3	Form of Series F-1 Long-Term Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.4	Form of Series F-1 Short-Term Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.5	Form of Amendment to Warrant, dated March 14, 2024, by and between TNF Pharmaceuticals, Inc. and the investors party thereto. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024).

4.6+	Form of Amendment to Series F-1 Long Term Warrant.

4.7+	Form of Amendment to Series F-1 Short Term Warrant.

4.8+	Form of Amendment to Series G Long Term Warrant.

4.9+	Form of Amendment to Series G Short Term Warrant.

10.1	Form of Omnibus Waiver and Amendment, dated April 5, 2024, by and between TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

63

10.2**	Form of Series G Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.3**	Form of Series F-1 Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.4

Form of Series G Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.5	Form of Series F-1 Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.6**

Form of Omnibus Waiver, Consent, Notice and Amendment, by and among TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.7

Form of Amendment Agreement, dated as of June 17, 2024, by and among TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

10.8	General Release and Severance Agreement, by and between TNF Pharmaceuticals, Inc. and Christopher Chapman, dated as of June 14, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith

** Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNF PHARMACEUTICALS, INC.

Date: August 19, 2024	By:	/s/ Mitchell Glass
	Name:	Mitchell Glass
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

65