Form 10-Q
period 2024-09-30
TNF Pharmaceuticals, Inc.
filed 2024-11-14
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36268

TNF Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

855 N. Wolfe Street, Suite 623 Baltimore, MD	21205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock, par value $0.001 per share	TNFA	The Nasdaq Stock Market LLC

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

As of November 12, 2024, the registrant had 2,755,067 shares of its Common Stock, par value $0.001 per share, outstanding.

PART I - Financial Information

Item 1. Financial Statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$1,192,351	$2,681,010
Marketable Securities	9,449,483	2,242,106
Prepaid expenses	1,385,101	893,226

Total Current Assets	12,026,935	5,816,342

Non-Current Assets
Lease Right-of-Use	18,285	47,389
Goodwill	10,498,539	10,498,539
Investment in Oravax Medical	1,500,000	1,500,000

Total Non-Current Assets	12,016,824	12,045,928

Total Assets	$24,043,759	$17,862,270

LIABILITIES
Current Liabilities
Trade and Other Payables	$4,160,337	$3,716,218
Due to MyMD FL Shareholders	29,982	29,982
Lease Liability	18,285	48,870
Dividends Payable	1.498.119	265,019
Derivative Liability	1,282,000	61,000
Warrant Liability	-	867,000

Total Current Liabilities	6,988,723	4,988,089

Non-Current Liabilities
Deferred Compensation Payable, net of current	-	100,538

Total Non-Current Liabilities	-	100,538

Total Liabilities	6,988,723	5,088,627

Commitments and Contingencies

Mezzanine Equity
Series F Convertible Preferred Stock, 15,000 shares designated, par value $0.001 and a stated value of $1,000 per share, 4,562 and 6,633 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $4,675,000 plus dividends at 10% per annum of $989,406 as of September 30, 2024	4,467,229	6,500,278
Series F Convertible Preferred Stock – Discount	(3,231,402)	(4,702,023)
Series F Convertible Preferred Stock – Derivative	(958,134)	(1,394,184)
Series F-1 Convertible Preferred Stock, 5,050 shares designated, par value $0.001 and a stated value of $1,000 per share, 5,050 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $5,050,000 plus dividends at 10% per annum of $183,500 as of September 30, 2024	5,050,000	-
Series F-1 Convertible Preferred Stock – Discount	(5,050,000)	-
Series G Convertible Preferred Stock, 12,826,273 shares designated, par value $0.001 and a stated value of $1,000 per share, 8,950 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $8,950,000 plus dividends at 10% per annum of $325,213 as of September 30, 2024	8,950,000	-
Series G Convertible Preferred Stock – Discount	(8,950,000)	-

Total Mezzanine Equity	277,693	404,071

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, $0.001 par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of September 30, 2024 and December 31, 2023	144,524	144,524
Common Stock, par value $0.001, 250,000,000 shares authorized, 2,472,048 and 2,018,857 shares issued and outstanding as of September 30, 2024 and December 31, 2023	2,472	2,019
Additional Paid in Capital	142,632,753	114,200,096
Accumulated Deficit	(126,002,406)	(101,977,067)

Total Stockholders’ Equity	16,777,343	12,369,572

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$24,043,759	$17,862,270

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024		2023
Product Revenue	$-	$-	$		$-
Product Cost of Sales	-	-			-
Gross Income	-	-			-

General and Administrative Expenses	1,104,130	1,334,690		3,192,762	4,202,594
Research and Development Expenses	707,747	1,912,322		2,307,789	4,907,196
Stock Based Compensation Expenses	13,762	595,576		970,754	2,341,915
Series F Warrant Issuance Expenses	-	-		-	762,834
Series F-1 Warrant Issuance Expenses	-	-		539,097	-
Series G Warrant Issuance Expenses	-	-		969,505	-

Loss from Operations	(1,825,639)	(3,842,588)		(7,979,907)	(12,214,539)

Other (Income) Expenses
Interest and Dividend Income	(163,951)	(139,056)		(203,405)	(339,731)
(Gain)/Loss on Sale of Marketable Securities	(551)	500		(651)	714
Change in fair value of Marketable Securities	(4,746)	(2,324)		(3,771)	371
Change in fair value of Derivatives Liabilities	356,000	(2,566,900)		367,000	(2,251,700)
Change in fair value of Warrant Liabilities	17,000	(5,356,000)		4,410,000	(8,166,000)
Loss on issuance of Series F-1 Convertible Preferred Stock	-	-		3,737,000	-
Loss on issuance of Series G Convertible Preferred Stock	-	-		5,109,000	-
Casualty Loss/(Gain)	(100,000)	178,198		(100,000)	178,198

Total Other (Income)/Expense	103,752	(7,885,582)		13,315,173	(10,578,148)

Income/(Loss) Before Income Tax	(1,929,391)	4,042,994		(21,295,080)	(1,636,391)

Income Tax Benefit/(Provision)	-	-		-	-

Net Income/(Loss)	$(1,929,391)	$4,042,994		$(21,295,080)	$(1,636,391)

Preferred Stock Dividends	751,052	1,158,051		2,730,259	1,690,180

Net Income/(Loss) Attributable to Common Stockholders	$(2,680,443)	$2,884,943		$(24,025,339)	$(3,326,571)

Basic net income/(loss) per common share	$(1.11)	$1.84		$(10.49)	$(2.28)
Diluted net income/(loss) per common share	$(1.11)	$0.37		$(10.49)	$(2.28)

Weighted average basic common stock outstanding	2,415,089	1,564,275		2,290,962	1,456,327
Weighted average diluted common stock outstanding	2,415,089	7,818,886		2,290,962	1,456,327

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

									Common Stock
	Series F Convertible Preferred Stock		Series F-1 Convertible Preferred Stock		Series G Convertible Preferred Stock		Series D Convertible Preferred Stock			Common Stock Par Value	Additional Paid	Accumulated	Total
	Shares	Series F	Shares	Series F	Shares	Series F	Shares	Series D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2023	6,633	$404,071	-	$-	-	$-	72,992	$144,524	2,018,857	$2,019	$114,200,096	$(101,977,067)	$12,369,572
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,800,041)	(9,800,041)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	908	1	(1)	-	-
Redemption of 383 shares of Series F Convertible Preferred Stock, January 1, 2024 installment of $1,429,871 paid with cash and common stock	(383)	(23,699)	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 438 shares of Series F Convertible Preferred Stock	(438)	(26,300)	-	-	-	-	-	-	131,200	131	88,357	-	88,488
Redemption of 812 shares of Series F Convertible Preferred Stock, February 1, 2024 installment of $1,429,871 paid with cash and common stock	(812)	(49,773)	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 12 shares of Series F Convertible Preferred Stock	(12)	(914)	-	-	-	-	-	-	6,667	7	3,068	-	3,075
Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(1,201,867)	(1,201,867)
Reclass of warrant liability upon warrant modification	-	-	-	-	-	-	-	-	-	-	7,961,000		7,961,000
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	517,365	-	517,365

Balance at March 31, 2024	4,988	$303,385	-	$-	-	$-	72,992	$144,524	2,157,632	$2,158	$122,769,885	$(112,978,975)	$9,937,592
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,565,648)	(9,565,648)
Issuance of 5,050 shares of Series F-1 Convertible Preferred Stock, net of discount and offering costs of $35,252	-	-	5,050	-	-	-	-	-	-	-	-	-	-
Issuance of 8,950 shares of Series G Convertible Preferred Stock, net of discount and offering costs of $48,559	-	-	-	-	8,950	-	-	-	-	-	-	-	-
Accelerated Conversion of 225 shares of Series F Convertible Preferred Stock	(225)	(13,578)	-	-	-	-	-	-	150,000	150	45,530	-	45,680
Accelerated Conversion of 88 shares of Series F Convertible Preferred Stock	(88)	(5,319)	-	-	-	-	-	-	62,791	62	17,832	-	17,894
Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(777,340)	(777,340)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	439,627	-	439,627

Balance at June 30, 2024	4,675	$284,488	5,050	$-	8,950	$-	72,992	$144,524	2,370,423	$2,370	$123,272,874	$(123,321,963)	$97,805
Net loss	-	-	-	-	-	-	-	-	-	-	-	1,929,391)	(1,929,391)
Accelerated Conversion of 113 shares of Series F Convertible Preferred Stock	(113)	(6,795)	-	-	-	-	-		101,625	102	38,117	-	38,219
Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(751,052)	(751,052)
Reclass of warrant liability upon warrant modification	-	-	-	-	-	-	-	-	-	-	19,308,000		19,308,000
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	13,762	-	13,762

Balance at September 30, 2024	4,562	$277,693	5,050	$-	8,950	$-	72,992	$144,524	2,472,048	$2,472	$142,632,753	$(126,002,406)	$16,777,343

	Series F		Series F-1		Series G		Series D		Common Stock
	Convertible Preferred		Convertible Preferred		Convertible Preferred		Convertible Preferred			Common Stock	Additional
	Stock		Stock		Stock		Stock			Par Value	Paid In	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series D	Shares	$0.001	Capital	Deficit	Equity
Balance at December 31, 2022	-	$-	-	$-	-	$-	72,992	$144,524	1,315,674	$1,316	$108,308,120	$(93,758,904)	$14,695,056
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,511,732)	(1,511,732)
Round-up shares from the 1-for-30 reverse split effective February 23, 2024	-	-	-	-	-	-	-	-	65,960	66	(66)	-	-
Issuance of 15,000 shares of Series F Convertible Preferred Stock, net of discount and offering costs of $14,087,111	15,000	912,889	-	-	-	-	-	-	-	-	-	-	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(158,333)	(158,333)
Stock Based Compensation - Stock Options	-	-	-	-	-	-	-	-	-	-	69,068	-	69,068
													-
Balance at March 31, 2023	15,000	$912,889	-	$-	-	$-	72,992	$144,524	1,381,634	$1,382	$108,377,122	$(95,428,969)	$13,094,059
Net loss	-	-	-	-	-	-	-	-	-	$-	$-	(4,167,653)	(4,167,653)
Conversion of 1,250 shares of Series F Convertible Preferred Stock, July 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,074)	-	-	-	-	-	-	39,587	40	255,905	-	255,945
Conversion of 1,250 shares of Series F Convertible Preferred Stock, August 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,073)	-	-	-	-	-	-	38,688	39	255,905	-	255,944
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-				(373,796)	(373,796)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	2,460	2	(2)	-	-
Exercise of prepaid equity forward contract	-	-	-	-	-	-	-	-	4,505	4	(4)	-	-
Stock based compensation - stock options	-	-	-	-	-	-	-	-			1,677,271	-	1,677,271

Balance at June 30, 2023	12,500	$760,742	-	$-	-	$-	72,992	$144,524	1,466,874	$1,467	$110,566,197	$(99,970,418)	$10,741,770
Net profit	-	-	-	-	-	-	-	-	-	-	-	4,042,994	4,042,994
Conversion of 1,250 shares of Series F Convertible Preferred Stock, September 1, 2023 installment of $1,429,871 paid with common stock	(1,250)	(76,074)	-	-	-	-	-	-	67,732	68	255,877	-	255,945
Conversion of 1,250 shares of Series F Convertible Preferred Stock, October 1, 2023 installment of $1,429,871 paid with common stock	(1,187)	(63,659)	-	-	-	-	-	-	58,450	58	214,118	-	214,176
Accelerated Conversion of 204 shares of Series F Convertible Preferred Stock	(204)	(12,416)	-	-	-	-	-	-	10,550	10	41,759	-	41,769
Deemed Dividend for the true-up of the August 1, 2023 installment for the Series F Convertible Preferred Stock paid with common stock	-	-	-	-	-	-	-	-	29,045	29	766,474	(766,503)	-
Series F Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(391,548)	(391,548)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	595,576	-	595,576

Balance at September 30, 2023	9,859	$608,593	-	$-	-	$-	72,992	$144,524	1,632,651	$1,632	$112,440,001	$(97,085,475)	$15,500,682

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,295,080)	$(1,636,391)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/Loss on sale of marketable securities	(651)	714
Change in fair value of marketable securities	(3,771)	371
Change in fair value of derivatives	367,000	(2,251,700)
Change in fair value of warrants	4,410,000	(8,166,000)
Loss on issuance of Series F-1 Convertible Preferred Stock	3,737,000	-
Loss on issuance of Series G Convertible Preferred Stock	5,109,000	-
Stock based compensation
Options issued to directors	410,810	769,657
Options issued to key employees	496,494	1,429,693
Options issued to non-employees	63,450	142,565
Change in assets and liabilities
Prepaid Expenses	(491,875)	(697,691)
Trade and Other Payables	444,119	(639,381)
Operating Leases	(1,481)	168
Deferred Compensation Payable	(100,538)	-
Dividend Payable	(1,356,709)	-
Net cash used by operating activities	(8,212,232)	(11,047,995)

Cash flows from investing activities:
Purchases of marketable securities	(12,703,405)	(13,338,466)
Proceeds from sale of marketable securities	5,500,450	9,250,000
Net cash used by investing activities	(7,202,955)	(4,088,466)

Cash flows from financing activities
Redemption of Series F Convertible Preferred Stock	(73,472)	-
Net proceeds from the issuance of Series F Convertible Preferred Stock	-	14,685,689
Net proceeds from the issuance of Series F-1 Convertible Preferred Stock	5,050,000	-
Net proceeds from the issuance of Series G Convertible Preferred Stock	8,950,000	-
Net cash provided by financing activities	13,926,528	14,685,689

Net decrease in cash	(1,488,659)	(450,772)
Cash and cash equivalents at beginning of period	2,681,010	749,090
Cash and cash equivalents at end of period	$1,192,351	$298,318

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Accrual of Series F Convertible Preferred Stock Dividend	$-	$204,194
Initial fair value of warrant liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$-	$10,623,000
Initial fair value of derivative liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$-	$3,149,800
Initial fair value of warrant liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$7,933,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$854,000	$-
Initial fair value of warrant liabilities pursuant to the issuance of Series G Convertible Preferred Stock and Warrants	$14,059,000	$-
Reclass of warrant liability upon warrant modification for the Series F Warrants	$7,961,000	$-
Reclass of warrant liability upon warrant modification for the Series F-1 Warrants	$6,965,000	$-
Reclass of warrant liability upon warrant modification for the Series G Warrants	$12,343,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

TNF Pharmaceuticals, Inc. is a Delaware corporation (“TNF” or the “Company”) that was incorporated in New Jersey prior to the Reincorporation (as defined below). On July 22, 2024, the Company changed its name from MyMD Pharmaceuticals, Inc. to TNF Pharmaceuticals, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on July 24, 2024, the Company’s common stock, par value $0.001 per share (“Common Stock”) ceased trading under the ticker symbol “MYMD” and began trading on the Nasdaq Stock Market under the ticker symbol “TNFA.”

These condensed consolidated financial statements include two wholly owned subsidiaries as of September 30, 2024, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

At the Company’s annual meeting of stockholders held on July 31, 2023, the stockholders approved a plan to merge the Company with and into a newly formed wholly owned subsidiary, MyMD Pharmaceuticals, Inc., a Delaware corporation (“MyMD Delaware”), with MyMD Delaware being the surviving corporation, for the purpose of changing the Company’s state of incorporation from New Jersey to Delaware (the “Reincorporation”). The Reincorporation was effected as of March 4, 2024. In connection with the Reincorporation to Delaware, the par value of the Company’s Common Stock and preferred stock was changed to $0.001 per share.

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

On February 14, 2024, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”). Simultaneously with the Reverse Stock Split, number of shares of the Company’s Common Stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. The Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the Reverse Stock Split, unless stated otherwise.

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

Recent Events

The February 2023 Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock with a stated value of $1,000 per share, initially convertible into up to 6,651,885 shares (pre-split) of the Company’s Common Stock at an initial conversion price of $2.255 per share (pre-split), subject to adjustment (the “Series F Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,651,885 shares (pre-split) of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”). Following the Reverse Stock Split, (i) the conversion price of the Series F Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designations (as defined below), and (ii) the exercise price of the Series F Warrants was adjusted to $3.18 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately to 4,716,904 shares pursuant to the terms of the Series F Warrants.

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

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designations. The Series F Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. Effective as of April 8, 2024, the Company appointed Dr. Mitchell Glass to serve as a member of the Company’s board of directors, with Mr. Glass having been elected to such position by the holders of the Series F Preferred Shares. During the three months ended September 30, 2024 and 2023, the Company recorded dividends totaling $393,937 and $391,548, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2024 and 2023, the Company recorded dividends totaling $1,375,889 and $923,677, respectively, which are reported as Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss.

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

During the three months ended September 30, 2024 and 2023, the Company recorded a loss of $0 and a gain of $2,566,900, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2024 and 2023, the Company recorded a gain of $61,000 and $2,251,700, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative at September 30, 2024 using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $1.62 on the valuation date, estimated equity volatility of 80.0%, estimated traded volume volatility of 330.0%, the time to maturity of 0.25 years, a discounted market interest rate of 12.5%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 7.4%.

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

During the three months ended September 30, 2024, the Company recorded no gain or loss on the change in fair value due to the reclassification of Series F Warrant liabilities to equity on March 31, 2024 (see below). During the nine months ended September 30, 2024, the Company recorded a loss of $7,094,000 related to the change in fair value of the Series F Warrant liabilities through the March 31, 2024 reclassification of Series F Warrant liabilities to equity, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the Series F Warrants of $7,961,000 was estimated at March 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.90 years; equity volatility of 110.0%; and a risk-free interest rate of 4.31%.

During the three months ended September 30, 2023, the Company recorded a gain of $0 related to the change in fair value of the Series F Warrant liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2023, the Company recorded a gain of $8,166,000 related to the change in fair value of the Series F Warrant liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss.

On May 14, 2024, the Company entered into an Amendment (the “Series F Warrant Amendment”) with the Series F Investors in the February 2023 Offering, effective as of March 31, 2024. The Series F Warrant Amendment modified certain terms of the Series F Warrants relating to the rights of the holders of the Series F Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series F Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series F Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Series F Warrant, that is being offered and paid to the holders of the Company’s common stock in connection with the Fundamental Transaction, whether that consideration be in the form of cash, stock or any combination thereof, or whether the holders of Common Stock are given the choice to receive from among alternative forms of consideration in connection with the Fundamental Transaction; provided, further, that if holders of Common Stock of the Company are not offered or paid any consideration in such Fundamental Transaction, such holders of Common Stock will be deemed to have received common stock of the successor entity (which such successor entity may be the Company following such Fundamental Transaction) in such Fundamental Transaction. The modification resulted in the reclassification of the Series F Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series F Warrant liabilities at $7,961,000 fair value as of March 31, 2024, the effective date of the modification, and recognized the $7,094,000 loss on the change in fair value and reclassified the $7,961,000 fair value of the Series F Warrants to additional paid-in capital as of March 31, 2024.

On November 7, 2024, each holder of the Series F Preferred Shares agreed that payment by the Company of any Installment Amounts (as defined in the Series F Certificate of Designations) that are accrued and are unredeemed, unconverted and/or otherwise unpaid as of November 7, 2024, will be deferred until December 1, 2024.

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

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of the Series F-1 Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F-1 Preferred Stock is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F-1 Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F-1 Certificate of Designations. During the three months ended September 30, 2024 and 2023, the Company recorded dividends totaling $421,102 and $0, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2024 and 2023, the Company recorded dividends totaling $488,541 and $0, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss.

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

The estimated fair value of the Series F-1 Preferred Stock on the issuance date of approximately $9.3 million, was determined utilizing Monte Carlo simulations. The estimated aggregate fair value of the Warrants of approximately $7.9 million was determined utilizing the Black Scholes Model. The aggregate fair value of the Warrants exceeds the aggregate gross proceeds from the transaction as the Warrants were issued in the money. Further, the fair value of the derivative liability related to the Series F-1 Preferred Stock was determined to be approximately $0.9 million on the date of issuance and $1,282,000 as of September 30, 2024. For the three and nine months ended September 30, 2024, the Company recognized a non-cash loss of $356,000 and $428,000, respectively.

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

During the three months ended September 30, 2024 and 2023, the Company recorded a loss of $356,000 and $0, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2024 and 2023, the Company recorded a loss of $367,000 and $0, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated the $1,282,000 fair value of the bifurcated embedded derivative at September 30, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $1.62 on the valuation date, estimated equity volatility of 100.0%, estimated traded volume volatility of 275.0%, the time to maturity of 0.75 years, a discounted market interest rate of 4.18%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 5.2%.

Series F-1 Warrants

The Series F-1 Warrants were accounted for as liabilities based on the following analysis. The Series F-1 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

On August 16, 2024, the Company entered into (i) an Amendment (the “Series F-1 Long Term Warrant Amendment”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Long Term Warrants, and (ii) an Amendment (the “Series F-1 Short Term Warrant Amendment” and, together with the Series F-1 Long Term Warrant Amendment, the “Series F-1 Warrant Amendments”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Short Term Warrants. The Series F-1 Warrant Amendments modified certain terms of the Series F-1 Warrants relating to the rights of the holders of the Series F-1 Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series F-1 Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series F-1 Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Series F-1 Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction, whether that consideration be in the form of cash, stock or any combination thereof, or whether the holders of Common Stock are given the choice to receive from among alternative forms of consideration in connection with the Fundamental Transaction; provided, further, that if holders of Common Stock of the Company are not offered or paid any consideration in such Fundamental Transaction, such holders of Common Stock will be deemed to have received common stock of the successor entity (which such successor entity may be the Company following such Fundamental Transaction). Additionally, the Series F-1 Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 30 day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The modification resulted in the reclassification of the Series F-1 Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series F-1 Warrants at fair value as of July 25, 2024 ($6,965,000), and recognized the $6,000 change in fair value as a non-cash loss and reclassified the Series F-1 Warrants to additional paid-in capital as of July 25, 2024. For the nine months ended September 30, 2024, the Company recognized a non-cash gain on the change in fair value of $968,000.

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

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Shares (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the three months ended September 30, 2024 and 2023, the Company recorded dividends totaling $288,068 and $0, respectively, which are reported as Series F Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2024 and 2023, the Company recorded dividends totaling $325,213 and $0, respectively, which are reported as Series G Preferred Stock Dividends on the Condensed Consolidated Statements of Comprehensive Loss.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Series G Certificate of Designations. Further, the Series G Certificate of Designations contains a certain beneficial ownership limitation, which applies to each Series G Investor, other than PharmaCyte Biotech, Inc., after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series G Preferred Shares or as part of any dividend make-whole payment under the Series G Certificate of Designations.

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

Series G Warrants

The Series G Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

On August 16, 2024, the Company entered into (i) an Amendment (the “Series G Long Term Warrant Amendment”) with the Series G Investors, effective as of June 30, 2024, relating to the Series G Long Term Warrants, and (ii) an Amendment (the “Series G Short Term Warrant Amendment” and, together with the Series G Long Term Warrant Amendment, the “Series G Warrant Amendments”) with the Series G Investors, effective as of June 30, 2024, relating to the Series G Short Term Warrants. The Series G Warrant Amendments modified certain terms of the Series G Warrants relating to the rights of the holders of the Series G Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series G Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series G Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in the Series G Warrants) of the unexercised portion of such Series G Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction, whether that consideration be in the form of cash, stock or any combination thereof, or whether the holders of Common Stock are given the choice to receive from among alternative forms of consideration in connection with the Fundamental Transaction; provided, further, that if holders of Common Stock of the Company are not offered or paid any consideration in such Fundamental Transaction, such holders of Common Stock will be deemed to have received common stock of the successor entity (which such successor entity may be the Company following such Fundamental Transaction). Additionally, the Series G Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 60 day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The modification resulted in the reclassification of the Series G Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series G Warrants at fair value as of July 25, 2024 ($12,343,000), and recognized the $11,000 change in fair value as a non-cash loss and reclassified the Series G Warrants to additional paid-in capital as of July 25, 2024. For the nine months ended September 30, 2024, the Company recognized a non-cash gain on the change in fair value of $1,716,000.

Registration Rights Agreements

In connection with the Series F-1 Private Placement, the Company entered into a Registration Rights Agreement with the Series F-1 Investors (the “Series F-1 Registration Rights Agreement,”), pursuant to which the Company agreed to file a resale registration statement (the “Series F-1 Registration Statement”) with the SEC to register for resale (A) 200% of the Series F-1 Conversion Shares and (B) 200% of the Series F-1 Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series F-1 Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series F-1 Registration Rights Agreement).

In connection with the Series G Private Placement, the Company entered into a Registration Rights Agreement with the Series G Investors (the “Series G Registration Rights Agreement” and, together with the Series F-1 Registration Rights Agreement, the “Registration Rights Agreements”) pursuant to which the Company agreed to file a resale registration statement (the “Series G Registration Statement”) with the SEC to register for resale (A) 200% of the Series G Conversion Shares, (B) 200% of the shares of Common Stock issuable upon conversion of the PIK Shares, and (C) 200% of the Series G Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series G Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series G Registration Rights Agreement).

In connection with the Registration Rights Agreements, the Company filed a registration statement on Form S-3 covering such securities, which registration statement was filed on June 21, 2024, amended on August 8, 2024 and declared effective by the SEC on August 12, 2024. Under the Series F-1 Registration Rights Agreement, the Company is obligated to pay certain liquidated damages to the Series F-1 Investors if the Company, among other things, failed to file the Series F-1 Registration Statement when required, failed to file or cause the Series F-1 Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Series F-1 Registration Statement.

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

Executive Officer Contract Amendments and Separations

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Chris Chapman, its President and Chief Medical Officer, providing for Dr. Chapman’s annual base salary to be adjusted from five hundred thousand dollars ($500,000) (the “Full Base Salary”) to two hundred fifty thousand dollars ($250,000) in cash per annum, until payment of his Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash. As of September 30, 2024 and December 31, 2023, the Company had recognized a salary deferral of $149,038 and $28,846, respectively, which was paid to Dr. Chapman on June 27, 2024.

Dr. Chapman’s employment agreement terminated on June 14, 2024. Pursuant to a General Release and Severance Agreement (the “Separation Agreement”), dated as of June 14, 2024, Dr. Chapman is entitled to (i) payment in the amount of $125,000, less all lawful and authorized withholdings and deductions, to be paid in three (3) equal monthly installments, (ii) a one-time payment equal to $25,000, less all lawful and authorized withholdings and deductions, (iii) reimbursement for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for a period of up to three (3) months, and (iv) acceleration of certain unvested options granted to Dr. Chapman pursuant to those certain Nonqualified Stock Option Agreements, dated April 4, 2023 and June 7, 2023. The Company recognized $0 and $150,000 of salary expense and $0 and $197,427 of stock-based compensation during the three and nine months ended September 30, 2024, respectively, which is included in the Condensed Consolidated Statement of Comprehensive Loss.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Christopher C. Schreiber, a Director and the Company’s former Executive Chairman, providing for Mr. Schreiber’s annual fee to be adjusted from three hundred thousand dollars ($300,000) (the “Full Fee”) to sixty thousand dollars ($60,000) in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash. The amendment also clarified that Mr. Schreiber’s title is “Director.” As of September 30, 2024 and December 31, 2023, the Company had recognized a salary deferral of $175,385 and $27,692, respectively, which was paid to Mr. Schreiber on August 22, 2024.

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

Director’s Deferral of Board Service Fees

On November 13, 2023, the Board approved certain adjustments to the director fees. Mr. Silverman’s fees were decreased from $216,000 to $60,000 annually, with payment of the excess amount of $156,000 deferred until the date that payment of such amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amount may be paid, at Mr. Silverman’s election, in shares of Common Stock or in cash. Messrs. Eagle’s, Uzonwanne’s and White’s fees were decreased from $96,000 to $60,000 annually, with payment of the excess amounts of $36,000 per director deferred until the date that payment of such amounts would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amounts may be paid, at each director’s election, in shares of Common Stock or in cash. Upon their appointment to the Board, Messrs. Friscia and Glass were also subject to this deferral. As of September 30, 2024 and December 31, 2023, the Company had recognized a board fee deferral of $209,800 and $44,000, respectively, which was paid to the respective Board member on August 21, 2024.

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The condensed consolidated financial statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (US GAAP).

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 1, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2023 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2024 may not be necessarily indicative of the operating results expected for the full year or any future period.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended September 30, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of September 30, 2024 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2024 and December 31, 2023.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at September 30, 2024	$9,449,483	$-	$-

Marketable securities at December 31, 2023	$2,242,106	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value.

As of September 30, 2024 and December 31, 2023, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended September 30, 2024 and 2023 was a gain of $4,746 and a gain of $2,324, respectively. The change in fair value in the nine months ended September 30, 2024 and 2023 was a gain of $3,771 and a loss of $371, respectively.

Gains and losses resulting from the sales of marketable securities were gain of $551 and a loss of $500 for the three months ended September 30, 2024 and 2023, respectively.

Gains and losses resulting from the sales of marketable securities were gains of $651 and loss of $714 for the nine months ended September 30, 2024 and 2023, respectively.

Proceeds from the sales of marketable securities in the nine months ended September 30, 2024 and 2023 were $5,500,450 and $9,250,000, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30,2024
Liabilities:
Warrant liabilities (Note 1)	3	$-
Derivative liabilities (Note 1)	3	$1,282,000

Description	Level	December 31, 2023
Liabilities:
Warrant liabilities (Note 3)	3	$867,000
Derivative liabilities (Note 3)	3	$61,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis for the nine months ended September 30, 2024:

Balance on December 31, 2023	$867,000
Issuance of warrants reported at fair value	21,992,000
Change in fair value of warrant liabilities	4,410,000
Reclassification of warrant liability to equity upon warrant modification	(27,269,000)
Balance on September 30, 2024	$-

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the nine months ended September 30, 2024:

Balance on December 31, 2023	$61,000
Issuance of convertible preferred stock with derivative liabilities	854,000
Change in fair value of derivative liabilities	367,000
Balance on September 30, 2024	$1,282,000

There were no assets or liabilities measured on a non-recurring basis as of September 30, 2024 or December 31, 2023.

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of September 30, 2024.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of September 30, 2024, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of September 30, 2024.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of September 30, 2024, the Company has 18 issued U.S. patents, 69 foreign patents, 1 pending U.S. patent applications and 7 foreign patent applications pending in such jurisdictions as Australia, Canada, China, European Union, Israel, Japan and South Korea, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

The Company’s operating leases are comprised of the 2024 Baltimore Lease, the 2021 Baltimore Lease and the Platt Street Lease on the Condensed Consolidated Balance Sheets. The information related to these leases are presented below:

	As of September 30, 2024				As of December 31, 2023
	Platt Street	2021 Baltimore	2024 Baltimore		Platt Street	2021 Baltimore
Balance Sheet Location	Lease	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$-	$-	$18,285	$18,285	$-	$47,389	$47,389
Lease Payable, current	-	-	18,285	18,285	-	48,870	48,870
Lease Payable - net of current	-	-	-	-	-	-	-

The following provides details of the Company’s lease expense:

	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2023
	Platt Street	2021 Baltimore	2024 Baltimore		Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$-	$8,100	$8,100	$1,887	$13,600	$15,487

	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2023
	Platt Street	2021 Baltimore	2024 Baltimore		Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$18,672	$13,500	$32,172	$18,868	$54,400	$73,268

Other information as of September 30, 2024 related to leases is presented below:

	Platt Street	2021 Baltimore	2024 Baltimore
Other Information	Lease	Lease	Lease	Total
Operating Leases
Operating cash used	$-	$18,672	$13,500	$32,172
Average remaining lease term	-	-	7	7
Average discount rate	10.0%	10.0%	10.0%	10.0%

As of September 30, 2024, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	Platt Street	2021 Baltimore	2024 Baltimore
	Lease	Lease	Lease	Total
For Years Ending December 31,
2024	-	-	$8,100	$8,100
2025	-	-	10,800	10,800
Total future minimum lease payments, undiscounted	$-	$-	$18,900	$18,900
Less: Imputed interest	-	-	615	615
Present value of future minimum lease payments	$-	$-	$18,285	$18,285

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the three and nine months ended September 30, 2024 and 2023 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expenses. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The following table is a reconciliation of the weighted average number of shares outstanding used in calculating basic and diluted net income/(loss) per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (Loss)/Income Attributable to Common Stockholders – Basic and Diluted	$(2,680,443)	$2,884,943	$(24,025,339)	$(3,326,571)

Weighted average shares outstanding – basic	2,415,089	1,564,275	2,290,962	1,456,327
Dilutive shares
Stock Options	-	1,667	-	-
Unvested Restricted Stock Units	-	-	-	-
Warrants to purchase Common Stock	-	4,716,904	-	-
Series C Convertible Preferred Stock Warrants	-	-	-	-
Series D Convertible Preferred Stock	-	-	-	-
Series F Convertible Preferred Stock	-	3,100,315	-	-
Series F-1 Convertible Preferred Stock	-	-	-	-
Series G Convertible Preferred Stock	-	-	-	-
Weighted average shares outstanding - diluted	2,415,089	7,818,886	2,290,962	1,456,327

As the Company reported a net loss for the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023, Common Stock equivalents were anti-dilutive.

As of September 30, 2024 and 2023, the following securities are excluded from the calculation of weighted average dilutive common stock because their inclusion would have been anti-dilutive. For the three months ended September 30, 2023, although the Company reported net income, the following securities were out of the money and thus considered anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	86,061	45,619	86,061	47,286
Unvested Restricted Stock Units	48,334	93,169	48,334	93,169
Warrants to purchase Common Stock	23,895,139	216,718	23,895,139	4,933,622
Series C Convertible Preferred Stock Warrants	918	918	918	918
Series D Convertible Preferred Stock	1,217	1,217	1,217	1,217
Series F Convertible Preferred Stock	2,512,115	-	2,512,115	3,100,315
Series F-1 Convertible Preferred Stock	2,780,837	-	2,780,837	-
Series G Convertible Preferred Stock	4,928,414	-	4,926,244	-
Total potentially dilutive shares	34,253,035	357,641	34,250,865	8,176,527

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

(v) Recently Issued Accounting Pronouncements

As of September 30, 2024 and for the three and nine months then ended, there were no recently issued accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Note 3 –Liquidity and Management’s Plans

As of September 30, 2024, the Company’s cash on hand was $1,192,351 and marketable securities were $9,449,483. The Company has incurred a total net loss attributable to stockholders of $24,025,339 for the nine months ended September 30, 2024. As of September 30, 2024, the Company had working capital of $5,038,212 and stockholders’ equity of $16,777,343, including an accumulated deficit of $126,002,406. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

During the nine months ended September 30, 2024, the Company raised $12,487,399, net of offerings costs of $1,512,601, through the private placement of the Company’s Series F-1 Preferred Stock and Series G Preferred Stock and warrants to purchase shares of the Company’s Common Stock.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of September 30, 2024 as they fall due within the next twelve-month period from the date of the issuance of these financial statements, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	September 30, 2024	December 31, 2023

Accounts Payable – Trade	$3,705,127	$3,079,080
Accrued Expenses	455,210	637,138
	$4,160,337	$3,716,218

Note 5 – Stock-based Payments

Equity incentive Plans

2013 Stock Incentive Plan

On January 23, 2014, the Company adopted the 2013 Incentive Stock and Award Plan, which was subsequently Amended and Restated on January 9, 2015 (as amended, the “2013 Plan”). The 2013 Plan was amended by the Board on September 30, 2016, and such amendment was ratified by the Company’s stockholders on December 7, 2018. The 2013 Plan provided for the issuance of up to 73 shares of the Company’s Common Stock. As of September 30, 2024, grants of restricted stock and options to purchase 54 shares of Common Stock have been issued pursuant to the 2013 Plan. In 2019, the 2013 Plan expired in accordance with its terms and no further awards have been or will be made under the 2013 Plan on or after such date. Any awards granted on or before such date will continue in accordance with the terms of the applicable award agreements and the 2013 Plan.

2016 Stock Incentive Plan

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of September 30, 2024, no options were outstanding and no shares of Common Stock remain available for issuance under the 2016 Plan. Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Stock Incentive Plan (the pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Incentive Plan together with the 2016 Plan, the “MyMD Florida Incentive Plan”), assuming all of pre-Merger MyMD Florida’s rights and obligations with respect to the options issued thereunder (except that the term of each options was amended to expire on the second-year anniversary of the effective time of closing). All such options expired on April 16, 2023.

2017 Stock Incentive Plan

On August 7, 2017, the Company’s stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. As of September 30, 2024, grants of restricted stock and options to purchase 93 shares of Common Stock have been issued pursuant to the 2017 Plan, and 25 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the Company’s stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2018 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. As of September 30, 2024, grants of RSUs and restricted stock to purchase 8,769 shares of Common Stock have been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the Company’s stockholders approved, and the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan provides for the issuance of up to 240,940 shares of the Company’s Common Stock. As of September 30, 2024, grants of RSUs and stock options to purchase 150,816 shares of Common Stock have been issued pursuant to the 2021 Plan, and 90,124 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the nine months ended September 30, 2024:

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
	Number of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2023	139,840	$46.09	$42.34	8.17	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(39,168)	32.50	30.54	8.62	-
Canceled/Expired	-	-	-	-	-
Balance at September 30, 2024	100,672	$51.38	$46.92	6.95	$-
Exercisable as of September 30, 2024	86,061	$51.65	$46.89	6.66	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.62 for the Company’s Common Stock on September 30, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023.

During the three months ended September 30, 2024 and 2023, the Company recognized stock option expenses totaling $13,763 and $595,576, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized stock option expenses totaling $970,754 and $2,341,915, respectively.

The unamortized stock option expenses as of September 30, 2024 totaled $235,100.

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

As of September 30, 2024, none of the vesting milestones have been met.

As of the three and nine months ended September 30, 2024, respectively, the Company converted 908 vested RSUs issued in September 2020 to a member of the Board of Directors, convertible into 908 shares of Common Stock of the Company. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc. in 2021 and prior years.

The following is the status of outstanding unvested restricted stock units outstanding as of September 30, 2024 and the changes for the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2023	88,668	$242.70
Granted	-	-
Vested	-	-
Forfeited	(40,334)	242.70
Canceled/Expired
Balance at September 30, 2024	48,334	$242.70

As of September 30, 2024, the unamortized value of the RSUs was $11,730,660.

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

As of September 30, 2024, the Company’s authorized capital stock consisted of 300,000,000 shares, of which 250,000,000 are shares of Common Stock, and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Convertible Preferred Stock (the “Series F Preferred Stock”) 5,050 of which have been designated as Series F-1 Convertible Preferred Stock and 12,826,273 of which have been designated as Series G Preferred Stock. As of September 30, 2024 and December 31, 2023, there were 2,472,048 and 2,018,857 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares of Series D Preferred Stock issued and outstanding and warrants to purchase Series C Preferred Stock convertible into 918 shares of Common Stock issued and outstanding as of September 30, 2024 and December 31, 2023. There were 4,675 and 6,633 shares of Series F Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. There were 5,050 and 0 shares of Series F-1 Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. There were 8,950 and 0 shares of Series G Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 1,217 underlying shares of the Company’s Common Stock.

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

As of September 30, 2024, the Company had 2,472,048 shares of Common Stock issued and outstanding. During the nine months ended September 30, 2024, the Company issued 453,191 shares of Common Stock in connection with amortization payments or make-whole payments for the Series F Preferred Stock.

Common Stock Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2023	4,933,622	$147.86	4.08	$21,650,589
Issued	15,418,510	1.816	3.15	-
Series F Modification
Removed	(4,716,904)	3.18	3.65	-
Re-issued	8,259,911	1.816	3.65	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at September 30, 2024	23,895,139	$3.03	3.06	$-
Exercisable as of September 30, 2024	23,895,139	$3.03	3.06	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.62 for the Company’s Common Stock on September 30, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023.

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

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2023	918	$240.00	0.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Cancelled/Expired	-	-	-	-
Balance at September 30, 2024	918	$240.00	0.19	$-
Exercisable as of September 30, 2024	918	$240.00	0.19	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of $1.62 for the Company’s Common Stock on September 30, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

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

On May 27, 2022, the Court granted-in-part and denied-in-part the Company’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, the Company filed its Answer, which included affirmative defenses. As of September 30, 2024, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred. While no assurance can be provided, the Company does not believe that the current litigation will have a material impact on its financial condition or results of operations.

Note 8 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been recognized subject to these agreements for the three and nine months ended September 30, 2024 and 2023.

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

The Company made matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2024 of $9,186 and $19,859, respectively.

The Company made matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2023 of $11,435 and $30,517, respectively.

Note 10—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to this agreement for the three and nine months ended September 30, 2024 and 2023, respectively.

Note 11—Subsequent Events

Prevail Partners Stock Purchase Agreement

On October 1, 2024, the Company, entered into a Stock Purchase Agreement, dated as of October 1, 2024 (the “Purchase Agreement”), by and between the Company and Prevail Partners, LLC (“Prevail”), pursuant to which, the Company agreed to sell to Prevail 283,019 shares of the Company’s Common Stock, at a price per share equal to $2.12, which was 120.0% of the dollar volume-weighted average price of the Company’s Common Stock on the Nasdaq Stock Capital Market LLC for the thirty (30) trading days immediately preceding the date of the Purchase Agreement (the “Private Placement”).

The Purchase Agreement contains certain representations and warranties and indemnification provisions customary for similar transactions. The gross proceeds to the Company from the Private Placement were $600,000.

Appointment of Auditors

On September 30, 2024, in conjunction with its exit from providing audit services to publicly traded companies, Morison Cogen LLP resigned from its role as independent registered public accounting firm for the Company. On October 3, 2024, the Audit Committee of the Company engaged Stephano Slack LLC as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024, effective immediately.

Series F Preferred Shares

On November 7, 2024, each holder of the Series F Preferred Shares agreed that payment by the Company of any Installment Amounts (as defined in the Series F Certificate of Designations) that are accrued and are unredeemed, unconverted and/or otherwise unpaid as of November 7, 2024, will be deferred until December 1, 2024.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our stockholders;

●	our ability to realize the intended benefits of the Merger (as defined below) and the Contribution Agreement (as defined below);

●	holders of our Series F Preferred Shares (as defined herein), Series F-1 Preferred Shares (as defined herein) and Series G Preferred Shares (as defined herein) are entitled to certain payments that may be paid in cash or in shares of Common Stock, as applicable and depending on the circumstances, if we make these payments in cash, we may be required to expend a substantial portion of our cash resources, and if we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock;

●

the certificate of designations for each of the Series D Convertible Preferred Stock, Series F Preferred Shares, Series F-1 Preferred Shares and Series G Preferred Shares and the warrants issued concurrently therewith, as applicable, contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the conversion price of such preferred stock and the exercise price of such warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of such preferred stock or upon the exercise of the warrants;

●	the impact of our ability to realize the anticipated tax impact of the Merger;

●	the outcome of litigation or other proceedings we may become subject to in the future;

●	delisting of our Common Stock from the Nasdaq;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including MYMD-1, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of COVID-19 and potential future pandemics on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of COVID-19 and potential future pandemics on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and

●	our compliance with all laws, rules, and regulations applicable to our business.

Overview

The Company is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets: MYMD-1 and Supera-CBD:

●	MYMD-1 is a clinical stage small molecule that is being developed to treat age-related illnesses such as frailty and sarcopenia. MYMD-1 works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”). MYMD-1 currently is being evaluated in patients with sarcopenia (age-related muscle loss). By regulating the immunometabolic system, MYMD-1 can also treat autoimmune disease, including (but not limited to) multiple sclerosis, diabetes, rheumatoid arthritis, and inflammatory bowel disease. The Company has significant intellectual property coverage to protect these autoimmune indications, as well as therapy as an anti-aging product;

●	The Company is advancing MYMD-1 in sarcopenia based on positive clinical data from its Phase II trial and previous research findings. This previous clinical trial supported the safety profile, including no serious adverse events and no patient dropouts due to an adverse event. Serum analysis confirmed the mechanism of action in patients with sarcopenia aged 65-75 years old. These data support the protocol in development to assess clinical outcomes in patients with sarcopenia;

●	In preparation for future studies, the Company and partner Charles River Laboratories completed the dosing in an FDA-required 90-day oral gavage electroencephalogram (EEG) safety study in an animal model. This 90-day dog study was designed to complement the GLP chronic toxicology studies that have been completed and reported to FDA. This complete toxicology package will inform the duration and dosing of future clinical studies;

●	An Annual Report is in preparation for submission to FDA;

●	Supera-CBD is a synthetic analog of cannabidiol (“CBD”) being developed to treat various conditions, including, but not limited to, epilepsy, pain, and anxiety/depression, through its effects on the CB2 receptor, and a monoamine oxidase enzyme (“MAO”) type B. Supera-CBD has shown promise in treating neuroinflammatory and neurodegenerative diseases, and may benefit from the recent re-classification of cannabis-derived products by FDA;

●	In a pre-clinical evaluation of Supera-CBD for pain (Johns Hopkins University School of Medicine - Division of Behavioral Biology), Supera-CBD decreased pain, indicating beneficial effects on inflammatory-induced thermal pain sensitivity at all doses tested;

●	The Company is currently preparing several scientific papers for publication in 2024, including an abstract for submission in the fourth quarter 2024 related to the Phase 2 study of MYMD-1 in sarcopenia/frailty to a peer-reviewed publication;

●	The Company’s new management is seeking appropriate speaking opportunities to present the Company;
●	The Company is exploring non-dilutive opportunities to evaluate MYMD-1 in additional indications not previously considered.

Reverse Stock Split

On February 14, 2024, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”). Simultaneously with the Reverse Stock Split, number of shares of the Company’s common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. The Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the Reverse Stock Split, except as stated otherwise.

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

Results of Operations

Summary of Statements of Consolidated Operations for the Three Months Ended September 30, 2024 and 2023

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of consolidated operations for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
Description	2024	2023
Operating Expenses
General and Administrative	$1,104,130	$1,334,690
Research and Development	707,747	1,912,322
Stock-Based Compensation	13,762	595,576
Total Operating Expenses	1,825,639	3,842,588
Loss from Operations	(1,825,639)	(3,842,588)
Other Income (Expense), net	103,762	7,885,582
Net Income/(Loss)	$(1,929,391)	$4,042,994

Revenue

We had no revenue from operations during the three months ended September 30, 2024 and 2023.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
Description	2024	2023
Personnel Costs	$151,585	$337,948
Professional Service Costs	332,241	351,430
Stock Market & Investor Relations Costs	272,478	257,740
Other Administrative Costs	347,826	387,572
Total General and Administrative Expenses	$1,104,130	$1,334,690

Personnel costs decreased $186,363 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease is related to the Company initiatives relating to reducing the number of employees that was implemented during the fourth quarter of 2023.

Professional services costs decreased $19,189 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business.

Stock market and investor relations costs increased $14,738 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual stockholder meetings.

Other administrative expenses decreased $39,746 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. These costs include Board expenses, business insurance, corporate travel and other general operating expenses.

Stock-Based Compensation

Stock-based compensation decreased $581,814 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease is related to the accelerated vesting of the stock options issued on June 7, 2023 that occurred in the fourth quarter of 2023 which reduced the periodic recognition of costs, to the final vesting of the second tranche of the June 7, 2023 stock options, and to the reversal of recognized costs for forfeitures of unvested stock options related to a separated employee.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
Description	2024	2023
Salaries and Wages	$81,096	$575,772
Development Programs	534,953	1,153,178
Professional Services	81,551	95,010
Regulatory Expenses	-	12,684
Other Research and Development Expenses	10,147	75,678
Total Research and Development Expenses	$707,747	$1,912,322

Salaries and wages decreased $494,676 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was associated with Company initiatives relating to reducing the number of employees implemented during the fourth quarter of 2023 and due to employee resignations during the three months ended September 30, 2024.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $618,225 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023 primarily due to the completion of the Phase II study for Sarcopenia during the year ended December 31, 2023.

Professional services costs decreased $13,459 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $12,684 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. These expenses were related to the close-out of a multi-site protocol.

Other research and development expenses decreased $65,531 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The decrease during the three months ended September 30, 2024 is primarily related to expenses for seminars and travel.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
Description	2024	2023
Interest and Dividend Income	$(163,951)	$(139,056)
(Gain)/Loss on Sale of Marketable Securities	(551)	500
Gain on changes in fair value of Marketable Securities	(4,746)	(2,324)
Gain on changes in fair value of Derivative Liabilities	356,000	(2,566,900)
(Gain)/Loss on changes in fair value of Warrant Liabilities	17,000	(5,356,000)
Casualty (Gain)/Loss	(100,000)	178,198
Total Other (Income)/Expense	$103.,752	$(7,885,582)

Other expense, net of income, totaled $103,752 for the three months ended September 30, 2024, and other income, net of expenses, totaled $7,885,582 for the three months ended September 30, 2023.

During the three months ended September 30, 2024 interest and dividend income increased $24,895 primarily related to the availability of cash for investment.

During the three months ended September 30, 2024, we recorded a loss of $17,000 related to the change in fair value of the warrant liabilities as follows:

●	For the Series F-1 Short-Term Warrants (as defined herein), we recorded a gain of $22,000, The fair value of the Series F-1 Short-Term warrants of approximately $2,660,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.33 years; equity volatility of 115.0%; and a risk-free interest rate of 4.70%.

●	For the Series F-1 Long-Term Warrants (as defined herein), we recorded a loss of $28,000, The fair value of the Series F-1 Long-Term warrants of approximately $34,305,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.83 years; equity volatility of 120.0%; and a risk-free interest rate of 4.10%.

●	For the Series G Short-Term Warrants (as defined herein), we recorded a gain of $39,000, The fair value of the Series G Short-Term warrants of approximately $4,713,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.33 years; equity volatility of 115.0%; and a risk-free interest rate of 4.70%.

●	For the Series G Long-Term Warrants (as defined herein), we recorded a loss of $50,000, The fair value of the Series G Long-Term warrants of approximately $7,630,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.83 years; equity volatility of 120.0%; and a risk-free interest rate of 4.10%.

During the three months ended September 30, 2024, we recorded a loss of $356,000 related to the change in fair value of the Series F-1 Derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. We estimated the $1,282,000 fair value of the bifurcated embedded derivative at September 30, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.62 on the valuation date, estimated equity volatility of 100 .0%, estimated traded volume volatility of 275.0%, the time to maturity of 1 year, a discounted market interest rate of 4.18%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 5.2%.

During the three months ended September 30, 2024, we received an insurance settlement of $100,000 for the casualty loss that occurred in July 2023.

Summary of Statements of Consolidated Operations for the Nine Months Ended September 30, 2024 and 2023

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, MYMD-1 and Supera-CBD. The following table summarized the results of consolidated operations for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
Description	2024	2023
Operating Expenses
General and Administrative	$3,192,762	$4,202,594
Research and Development	2,307,789	4,907,196
Stock-Based Compensation	970,754	2,341,915
Warrant Issuance Expenses	1,508,602	762,834
Total Operating Expenses	7,979,907	12,214,539
Loss from Operations	(7,979,907)	(12,214,539)
Other Income (Expense), net	(13,315,173)	10,578,148
Net Loss	$(21,295,080)	$(1,636,391)

Revenue

We had no revenue from operations during the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
Description	2024	2023
Personnel Costs	$548,853	$1,022,522
Professional Service Costs	1,055,228	799,320
Stock Market & Investor Relations Costs	459,854	667,101
Other Administrative Costs	1,128,827	1,713,651
Total General and Administrative Expense	$3,192,762	$4,202,594

Personnel costs decreased $473,669 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease is related to the Company initiatives relating to reducing the number of employees implemented during the fourth quarter of 2023 and an employee separation during the nine months ended September 30, 2024.

Professional services costs increased $255,908 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The increase is primarily related to an increase in fees for specialized accounting services related to the fair market valuations for the various convertible preferred stock series.

Stock market and investor relations costs decreased $207,747 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of shareholder meetings. The decrease is primarily due to the preparation costs associated with the 2023 annual shareholder meeting.

Other administrative expenses decreased $584,824 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. The decrease is associated with a reimbursement of expenses to a related party as authorized by the Board of Directors in April 2023.

Stock-Based Compensation

Stock-based compensation decreased $1,371,161 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease is related to the accelerated vesting of the June 7, 2023 stock options that occurred in the fourth quarter of 2023 which reduced the periodic recognition of costs, to the final vesting of the second tranche of the June 7, 2023 stock option, and to the reversal of recognized costs for forfeitures of unvested stock options related to a separated employee.

Warrant Issuance Expenses

Warrant issuance expenses associated with the issuance of the Series F-1 Preferred Stock and the Series G Preferred Stock and Series G Warrants (as defined herein) and Series F-1 Warrants (as defined herein) totaled $1,508,602. These costs included placement agent, legal, and accounting fees.

Research and Development Expenses

The table below summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
Description	2024	2023
Salaries and Wages	$634,315	$1,365,490
Development Programs	1,489,040	3,148,782
Professional Services	160,957	231,634
Regulatory Expenses	390	19,784
Other Research and Development Expenses	23,087	141,506
Total Research and Development Expenses	$2,307,789	$4,907,196

Salaries and wages decreased $731,175 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was associated with the Company initiatives relating to reducing the number of employees implemented during the fourth quarter of 2023 and to separations due to resignations during the nine months ended September 30, 2024.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $1,659,742 during nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to the completion of the Phase II study for Sarcopenia during the year ended December 31, 2023.

Professional services costs decreased $70,677 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $19,394 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These costs are associated with the development and management of the protocols used in various studies.

Other research and development expenses decreased $118,419 during the nine months September 30, 2024, compared to the nine months ended September 30, 2023. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The decrease during the nine months ended September 30, 2024 is primarily related to expenses for seminars and travel.

Other Income and Expense

The table below summarizes our other income and expenses for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
Description	2024	2023
Interest and Dividend Income	$(203,405)	$(339,731)
Loss on Sale of Marketable Securities	(651)	714
Loss on changes in fair value of Marketable Securities	(3,771)	371
Loss on changes in fair value of Derivative Liabilities	367,000	(2,251,700)
Gain on changes in fair value of Warrant Liabilities	4,410,000	(8,166,000)
Loss on issuance of preferred stock	8,846,000	-
Casualty (Gain)/Loss	(100,000)	178,198
Total Other (Income), net of expenses	$13,315,173	$(10,578,148)

Other expenses, net of income, totaled $13,315,173 for the nine months ended September 30, 2024, and other income, net of expense, totaled $10,578,148 for the nine months ended September 30, 2023.

During the nine months ended September 30, 2024 interest and dividend income decreased $136,326 compared to the nine months ended September 30, 2023 primarily related to the availability of cash for investment.

During the nine months ended September 30, 2024, we recorded a loss of $4,410,000 related to the change in fair value of the warrant liabilities as follows:

●	For the Series F Warrants (as defined herein), we recorded a loss of $7,094,000, The fair value of the Series F warrants of approximately $7,194,000 was estimated at March 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.90 years; equity volatility of 110.0%; and a risk-free interest rate of 4.31%.

●	For the Series F-1 Short-Term Warrants (as defined herein), we recorded a gain of $646,000, The fair value of the Series F-1 Short-Term warrants of approximately $2,660,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.33 years; equity volatility of 115.0%; and a risk-free interest rate of 4.70%.

●	For the Series F-1 Long-Term Warrants (as defined herein), we recorded a gain of $322,000, The fair value of the Series F-1 Long-Term warrants of approximately $34,305,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.83 years; equity volatility of 120.0%; and a risk-free interest rate of 4.10%.

●	For the Series G Short-Term Warrants (as defined herein), we recorded a gain of $1,146,000, The fair value of the Series G Short-Term warrants of approximately $4,713,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.33 years; equity volatility of 115.0%; and a risk-free interest rate of 4.70%.

●	For the Series G Long-Term Warrants (as defined herein), we recorded a gain of $570,000, The fair value of the Series G Long-Term warrants of approximately $7,630,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.83 years; equity volatility of 120.0%; and a risk-free interest rate of 4.10%.

During the nine months ended September 30, 2024, we recorded a loss of $11,000 related to the change in fair value of the derivative liabilities as follows:

●	For the Series F Derivative (as defined herein), we recorded a gain of $61,000 , We estimated the $0 fair value of the bifurcated embedded derivative at September 30, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.62 on the valuation date, estimated equity volatility of 80.0%, estimated traded volume volatility of 330.0%, the time to maturity of 0.25 year, a discounted market interest rate of 12.5%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 7.4%.

●	For the Series F-1 Derivative (as defined herein), we recorded a loss of $428,000. We estimated the $1,282,000 fair value of the bifurcated embedded derivative at September 30, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.62 on the valuation date, estimated equity volatility of 100.0%, estimated traded volume volatility of 275.0%, the time to maturity of 1 year, a discounted market interest rate of 4.18%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 5.2%.

During the nine months ended September 30, 2024, we recorded a loss associated with the issuance of the Series F-1 Preferred Stock totaling $3,737,000 and the Series G Preferred Stock totaling $5,109,000. The losses resulted from the fair market value of the issued warrants exceeding the sum of the gross proceeds, discount and derivative derived from the placement of the preferred shares.

During the nine months ended September 30, 2024, we received an insurance settlement of $100,000 for the casualty loss that occurred in July 2023.

Liquidity and Capital Resources

As of September 30, 2024, the Company’s cash on hand was $1,192,351 and marketable securities were $9,449,483. The Company has incurred a total net loss attributable to stockholders of $24,025,339 for the nine months ended September 30, 2024. As of September 30, 2024, the Company had working capital of $5,038,212 and stockholders’ equity of $16,777,343, including an accumulated deficit of $126,002,406. During the nine months ended September 30, 2024, cash flows used in operating activities were $8,212,233, consisting primarily of a net loss of $21,296,80, a decrease in prepaid expenses of $491,875, a decrease in deferred compensation payable of $100,538, and an increase in dividends payables of $1,356,709 offset by non-cash losses for the issuance of preferred stock of $8,846,000, the change in fair value of warrants of $4,410,000, the change in fair value of derivatives of $367,000, and stock-based compensation of $970,754, and an increase in trade and other payables of $444,119. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and preferred stock in public and private offerings of its securities.

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

Management has evaluated the Company’s current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements, are sufficient to fund its current operating budget and contractual obligations as of September 30, 2024 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Operating Activities

During the nine months ended September 30, 2024, cash flows used in operating activities were $8,212,233, consisting primarily of a net loss of $21,296,80, a decrease in prepaid expenses of $491,875, a decrease in deferred compensation payable of $100,538, and an increase in dividends payables of $1,356,709 offset by non-cash losses for the issuance of preferred stock of $8,846,000, the change in fair value of warrants of $4,410,000, the change in fair value of derivatives of $367,000, and stock-based compensation of $970,754, and an increase in trade and other payables of $444,119.

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

Investing Activities

Our net cash consumed by investing activities totaled $7,202,955 for the nine months ended September 30, 2024 as compared to $4,088,466 during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we purchased securities totaling $12,539,405 and sold securities totaling $5,500,450. During the nine months ended September 30, 2023, we purchased securities totaling $13,338,466 and sold securities totaling $9,250,000.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $13,926,528 which consisted of payments for the redemption of Series F Preferred Stock and the related dividends and premiums and the proceeds from the sale of the Series F-1 Preferred Stock and the Series G Preferred Stock. Net cash provided by financing activities during the nine months ended September 30, 2023 was $14,685,689, which consisted of the net proceeds from the sale of Series F Convertible Preferred Stock, net of offering costs.

February 2023 Offering

On February 21, 2023, we entered into a Securities Purchase Agreement (the “February 2023 SPA”) with certain accredited investors (the “Series F Investors”), pursuant to which we agreed to sell in a registered direct offering (the “February 2023 Offering”) (i) an aggregate of 15,000 shares (the “Series F Preferred Shares”) of our newly-designated Series F Convertible Preferred Stock, with a stated value of $1,000 per Preferred Share (the “Series F Preferred Stock”), convertible into shares of Common Stock (the “Series F Conversion Shares”) pursuant to the terms of the Certificate of Designations of the Series F Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designation”), and (ii) warrants (the “Series F Warrants”) to acquire up to an aggregate of 6,651,885 shares of Common Stock (pre-split), subject to adjustment (the “Series F Warrant Shares”). The Series F Conversion Price (as defined below) is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, (i) the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designations, and (ii) the Series F Exercise Price (as defined below) was adjusted to $3.18 per share and the number of Series F Warrant Shares was adjusted proportionately to 4,716,904 shares pursuant to the terms of the Series F Warrants. In connection with the Private Placements (as defined herein), (i) the Series F Conversion Price of the Series F Preferred Stock was adjusted to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price of the Series F Warrants was adjusted to $1.816 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 8,259,911 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We have used and intend to continue to use the net proceeds from this offering for general corporate purposes.

On November 7, 2024, each holder of the Series F Preferred Shares agreed that payment by the Company of any Installment Amounts (as defined in the Series F Certificate of Designations) that are accrued and are unredeemed, unconverted and/or otherwise unpaid as of November 7, 2024, will be deferred until December 1, 2024.

As of September 30, 2024, there were 4,675 Series F Preferred Shares outstanding and Series F Warrants outstanding to purchase up to 8,259,911 shares of Common Stock.

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

On May 14, 2024, the Company entered into an Amendment (the “Series F Amendment”) with the Investors in the February 2023 Offering, effective as of March 31, 2024. The Series F Amendment amended certain terms of the Series F Warrants relating to the rights of the holders of the Series F Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series F Warrants) that is not within our control, including not approved by the Company’s Board of Directors, the holder of a Series F Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Series F Warrant, that is being offered and paid to the holders of our common stock in connection with the Fundamental Transaction, whether that consideration be in the form of cash, stock or any combination thereof, or whether the holders of Common Stock are given the choice to receive from among alternative forms of consideration in connection with the Fundamental Transaction; provided, further, that if holders of Common Stock of the Company are not offered or paid any consideration in such Fundamental Transaction, such holders of Common Stock will be deemed to have received common stock of the successor entity (which such successor entity may be the Company following such Fundamental Transaction) in such Fundamental Transaction..

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

Registration Rights Agreements

In connection with the Series G Private Placement, we entered into a Registration Rights Agreement with the Series G Investors (the “Series G Registration Rights Agreement”), pursuant to which we agreed to file a resale registration statement (the “Series G Registration Statement”) with the SEC to register for resale (A) 200% of the Series G Conversion Shares, (B) 200% of the shares of common stock issuable upon conversion of the PIK Shares, and (C) 200% of the Series G Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series G Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series G Registration Rights Agreement).

In connection with the Series F-1 Private Placement, we entered into a Registration Rights Agreement with the Series F-1 Investors (the “Series F-1 Registration Rights Agreement,” and, together with the Series G Registration Rights Agreement, the “Registration Rights Agreements”), pursuant to which we agreed to file a resale registration statement (the “Series F-1 Registration Statement”) with the SEC to register for resale (A) 200% of the Series F-1 Conversion Shares and (B) 200% of the Series F-1 Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series F-1 Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series F-1 Registration Rights Agreement).

In connection with the Registration Rights Agreements, the Company filed a registration statement on Form S-3 covering such securities, which registration statement was filed on June 21, 2024, amended on August 8, 2024 and declared effective by the SEC on August 12, 2024. Under the Series F-1 Registration Rights Agreement, we are obligated to pay certain liquidated damages to the Series F-1 Investors if the Company, among other things, fails to maintain the effectiveness of the Series F-1 Registration Statement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2024, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment of Certificate of Incorporation of TNF Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.2	Certificate of Amendment of Certificate of Incorporation of TNF Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

10.1	Stock Purchase Agreement, dated as of October 1, 2024, by and between TNF Pharmaceuticals, Inc. and Prevail Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2024).

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNF PHARMACEUTICALS, INC.

Date: November 14, 2024	By:	/s/ Mitchell Glass
	Name:	Mitchell Glass
	Title:	President, Chief Medical Officer, and Director
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

