Form 10-K
period 2024-12-31
TNF Pharmaceuticals, Inc.
filed 2025-04-11
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-36268

TNF Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1185 Avenue of the Americas, Suite 249 New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock, par value $0.001 per share	TNF	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, based on a closing price of $1.84, was $3.788 million.

As of April 4, 2025, the registrant had 10,132,619 shares of its Common Stock, par value $0.001 per share, outstanding.

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

On February 14, 2024, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”). Simultaneously with the Reverse Stock Split, the number of shares of the Company’s Common Stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. The Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the Reverse Stock Split, unless stated otherwise.

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

These risks and uncertainties include, but are not limited to:

●	fluctuation and volatility in the market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our stockholders;

●	the impact of our ability to meet the continued listing requirements of the Nasdaq Capital Market;

●	the availability of and our ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including Isomyosamine (formerly named MYMD-1), Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of potential future public health emergencies on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture our product candidates;

●	the impact of potential future public health emergencies on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	changes in the market acceptance of our products and services;

●	our compliance with all laws, rules, and regulations applicable to our business and drug product candidates;

●	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	other risks, including those described in the “Risk Factors” section of this Annual Report.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K and our other filings with the SEC are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report and the documents we have filed with the SEC.

PART I

Item 1. Business.

TNF is a clinical stage pharmaceutical company committed to extending healthy lifespan. TNF is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, Isomyosamine and Supera-CBD:

●	Isomyosamine is a clinical stage small molecule that regulates the immunometabolic system to treat autoimmune disease, including (but not limited to) sarcopenia, frailty, adverse effects of drugs used to treat diabetes and obesity, rheumatoid arthritis, and inflammatory bowel disease. The first indication for which Isomyosamine is being developed is to treat age-related frailty and sarcopenia. Isomyosamine works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”).

●	Supera-CBD is a synthetic analog of CBD being developed to treat various conditions, including, but not limited to, epilepsy, pain and anxiety/depression, through its effects on the CB2 receptor, opioid receptors and monoamine oxidase enzyme (“MAO”) type B.

The rights to Supera-CBDTM were previously owned by Supera Pharmaceuticals, Inc. (“Supera”) and were acquired by MyMD Florida (as defined below) immediately prior to the closing of the Merger (as defined below) that occurred in 2021.

TNF Background and Corporate History

TNF was organized under the laws of the State of Florida in November 2014 for the purpose of developing and commercializing certain technology and patent rights relating to Isomyosamine that were developed and/or held by the company’s founder, Jonnie R. Williams, Sr. The Company’s sole initial stockholder was The Starwood Trust, a trust for which Mr. Williams is the settlor/grantor. During the period from November 2014 through November 2016, TNF was primarily focused on drug discovery and establishing its patent position through SRQ Patent Holdings, an entity affiliated with Mr. Williams. In November 2016, SRQ Patent Holdings assigned to the Company all the patent rights and other intellectual property relating to Isomyosamine pursuant to an agreement under which the Company granted to SRQ Patent Holdings a royalty based on product sales and other revenue arising from the assigned intellectual property (as further described below).

During the period 2016 through October of 2020, the Company’s principal business activities consisted of the execution and completion of in vitro assays, in vivo pre-clinical animal studies, and genotoxicity and toxicology studies relating to Isomyosamine (as further described below). On June 25, 2019, the Company commenced a Phase 1 trial in healthy volunteers for pharmacokinetics and tolerability studies, and in December of 2019, the Company filed an IND for Isomyosamine for treatment of Hashimoto thyroiditis. The Phase 1 trial was completed on January 30, 2020, after which the Company commenced preparation of a Phase 2 clinical trial for Isomyosamine. The Company has also commenced a Phase 2 clinical trial for patients with sarcopenia, with dosing that began in the first quarter of 2022. The last patient visit took place on June 6, 2023.

Additionally, the Company together with h Charles River Laboratories has conducted a study titled “A 13 Week Electroencephalogram Safety Study of MYMD-1 by Oral Gavage Administration in Beagle Dog.” Analysis and reporting were completed in December 2024 and the results have been favorably received by the FDA.

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

On November 11, 2020, in connection with entering into the Merger Agreement, MyMD Florida entered into an Asset Purchase Agreement with Supera, pursuant to which, MyMD Florida agreed to acquire from Supera substantially all of the assets (including all rights to Supera-CBD) and certain obligations of Supera in consideration of the issuance of an aggregate of 13,096,640 shares of MyMD Florida Common Stock to Supera. As partial consideration for such an assignment, Supera granted to SRQ Patent Holdings II, LLC a royalty with respect to product sales and other consideration arising from the assigned intellectual property.

The Company previously owned, through its subsidiary Cystron Biotech, LLC (“Cystron”), an exclusive license from Premas Biotech PVT Ltd. (“Premas”) with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections. On April 16, 2021, pursuant to a Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax Medical, Inc. (“Oravax”) and, for the limited purpose set forth therein, Premas, the Company caused Cystron to contribute substantially all of the assets associated with its business of developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax (the “Contribution Transaction”). Oravax is pursuing the development of the COVID-19 vaccine candidate. The Company’s interest in Oravax consists of 13% of Oravax’s outstanding shares of capital stock and the rights to a 2.5% royalty on all future net sales. The Company has evaluated several options with respect to its interest in Oravax, including a potential distribution of Oravax shares to the Company’s stockholders. This would make Oravax a publicly held company. In addition, TNF currently has the right to designate a member of the board of directors of Oravax, pursuant to which Mr. Joshua Silverman, our Chairman of the Board, has been designated to serve as a director of Oravax.

Reincorporation and Name Change

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

Drug Development

TNF is developing two platform drugs targeting numerous disease indications. Below is TNF’s development pipeline:

Strategy

TNF’s strategy is to focus on extending healthy life span through the development and commercialization of novel drug platforms based on well-defined therapeutic targets. Below are TNF’s key clinical strategies:

●	Completed a 28-day Phase 2 clinical trial in sarcopenia (i.e., age-related muscle loss) in the second quarter of 2023, which showed safety and tolerability of Isomyosamine at clinically effective doses;

●	Initiated a 90-day Phase 2 clinical trial in sarcopenia to evaluate improvement in clinical outcomes in older sarcopenic patients who have sustained a hip or femur fracture;

●	Advance Isomyosamine into Phase 2 clinical trials for rheumatoid arthritis and deleterious effects of drugs (GLP-1 agonists) used in patients with Type II diabetes to assist in weight loss;

●	Execute on IND-enabling studies of Supera-CBD to enable submission of an IND for a Phase 1 clinical trial in healthy volunteers followed by Phase 2 clinical trials in epilepsy, addiction and anxiety disorders;

●	Identify and validate additional novel targets and utilize translational platforms to develop a pipeline of product candidates for aging and other autoimmune disease;

●	Maintain broad commercial rights to TNF’s product candidates; and

●	Continue to strengthen and expand TNF’s intellectual property portfolio.

ISOMYOSAMINE

Overview

Isomyosamine is a clinical stage drug that targets the immune system by inhibiting the release of pro-inflammatory cytokines, such as TNF-α. Cytokines are a broad category of molecules involved in immune system coordination(“Immunometabolic regulation”). By affecting the initial triggers that drive autoimmunity, Isomyosamine targets the underlying cause of these diseases rather than just their symptoms. TNF has completed a 28-day Phase 2 clinical trial for sarcopenia (age-related muscle loss) that showed safety and tolerability at clinically meaningful doses, without dose-limiting side effects or immunosuppression. TNF has initiated a Phase 2b clinical trial to evaluate clinical outcome improvements in sarcopenic patients who have sustained a hip or femur fracture. TNF has an active IND with the Endocrinology Division at the FDA for other autoimmune diseases. Studies have been completed on the mechanisms of action and efficacy of Isomyosamine in several pre-clinical models of autoimmune diseases (i.e., experimental autoimmune encephalomyelitis (“EAE”) that models multiple sclerosis and autoimmune thyroiditis), and these studies have been published in peer reviewed journals. TNF plans to pursue these indications.

Isomyosamine: A TNF-a inhibitor without immunosuppressive liability

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

The goal of Isomyosamine is to target immune cells that overproduce pro-inflammatory cytokines, such as TNF-α, without preventing normal immune cell function. TNF-α is a cytokine that is released by immune cells that plays a key role in acute and chronic inflammation, autoimmune diseases and aging.

Isomyosamine is a novel small molecule orally available “immunometabolic” regulator that has demonstrated in vitro and in vivo activity to regulate the release of multiple cytokines from immune cells, including TNF-α. Isomyosamine is being developed to treat chronic inflammatory diseases, with the initial priority of complications of sarcopenia and frailty, which together affect more than 1,000,000 patients in the US.

Isomyosamine Regulates Multiple Cytokines

TNF conducted an in vitro study to demonstrate that Isomyosamine regulates a broad range of cytokines, including TNF-α, interferon gamma (INFγ) and interleukins, including interleukin 2 (“IL-2”) and IL-17A. By blocking these cytokines that have been shown to play key roles in the development and maintenance of autoimmune diseases, Isomyosamine treats the causes—and not just the symptoms—of this class of illnesses.

Figure 1. Isomyosamine modulates the release of a broad spectrum of cytokines.

An additional in vitro study demonstrates that Isomyosamine has broad cytokine inhibiting activity including inhibition of TNF-α, IL-16 and IL-17a. The study also suggested Isomyosamine has limited toxicity, even at high doses, and none up to 2,000 micromoles.

In an in vivo study (NOD.H2 mouse model), Isomyosamine decreased serum levels of TNF-α and INFγ.

Figure 2. Isomyosamine decreases the serum levels TNF-α and IFN-g in NOD.H-2h4 mice. NOD.H-2h4 mice were treated with either regular water or iodinated water (500 mg/l of sodium iodide), and each group was treated or not treated with Isomyosamine (185 mg/l). Cytokines were measured at baseline and after 6 and 12 weeks of treatment using a multiplex magnetic bead array. (A and B) Isomyosamine significantly decreased serum TNF-α levels in the regular water group and tended to decrease it in the iodinated water group. (C and D) Isomyosamine showed a modest effect on serum IFN-g in the iodinated water group. The results are from three independent experiments. Statistical comparisons were made by longitudinal data analysis with generalized estimating equations.

Isomyosamine Targets Autoimmune Diseases

Isomyosamine is designed to regulate the immunometabolic system and intended for development as a potential treatment for certain autoimmune diseases, including (but not limited to) multiple sclerosis, diabetes, rheumatoid arthritis, and/or inflammatory bowel disease. Isomyosamine is also being developed to treat age-related illnesses such as frailty and sarcopenia. Autoimmune diseases are a broad category of diseases that result from an overactive immune response, where immunometabolic system dysregulation is believed to play an important role. A healthy immune system defends the body against disease and infection. If the immune system malfunctions, it can mistakenly attack healthy cells, tissues, and organs. In response to an often-unknown trigger, the immune system starts producing antibodies that attack the body’s own cells instead of fighting infections.

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

A number of drugs target the immunometabolic system to treat autoimmune diseases, including DMF (approved for the treatment of multiple sclerosis) and Rapamycin (being studied in aging, rheumatoid arthritis, and other autoimmune diseases). Additional therapies for autoimmune diseases include anti-inflammatory drugs and immunosuppressive agents including drugs that non-selectively inhibit or block TNF-α (generally referred to as “TNF-α blocking drugs”). Currently available TNF-α blocking drugs must be injected or infused to work. In some instances, the efficacy of a given dosage of TNF-α blockers declines with repeated administration, and side effects can also be a concern. These non-selective TNF-α blockers can cause serious bacterial, fungal, and viral infections. Isomyosamine is a selective, oral TNF-α inhibitor that might provide a safer alternative to existing products on the market. The global market for TNF-α blockers was estimated at $41.6 billion in 2020 and is projected to reach $45.5 billion by 2027.

An in vitro study involving human blood cells analyzed the cytokine inhibitory effects of Isomyosamine together with leading approved TNF-α blockers (monoclonal antibodies).

Figure 3. Comparison of inhibitory effect of Isomyosamine with other TNF-α blockers. Isomyosamine exhibits a dose-dependent reduction in release of several cytokine more effectively than Humira, Enbrel and Remicade.

We believe Isomyosamine is distinguishable from currently marketed TNF-α blockers because it selectively blocks TNF-α production related to adaptive immunity (involved in autoimmunity) but spares the role of this cytokine in innate immunity (which plays a primary protective role in fighting off invading organisms). Because of the crucial role that TNF-α plays in front line protection by the innate immune system (e.g., from bacterial, fungal, and viral infections), the indiscriminate blockade of TNF-α by TNF-α blocking agents can cause serious and even fatal infections, which is one of the primary limiting factors in the use of this class of drugs. Based on our belief regarding the selectivity of Isomyosamine in blocking TNF-α, therefore, we intend to explore the extent to which Isomyosamine may be a safer alternative to treat infectious, inflammatory, and autoimmune conditions, as well as its potential to ameliorate immune mediated depression in such illnesses.

Pre-Clinical Study of Isomyosamine in Multiple Sclerosis Study (EAE Mouse Model)

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

Preliminary in vivo studies of the therapeutic efficacy of Isomyosamine in the animal model for multiple sclerosis, known as EAE, indicate that Isomyosamine modulates autoreactive T cell activation in a dose-dependent manner, suppresses T cell activation and ameliorates the course of EAE. Further EAE mouse studies suggest that Isomyosamine suppresses the influx of CD4+ T cells into the brain.

Vehicle
MyMD1
CD8
CD4
Vehicle
MyMD1
γIFN
IL-17
*
Percent CD4%
Vehicle
MyMD1
% CD4
Vehicle γIFN
MyMD1 γIFN
Vehicle IL-17
MyMD1 IL-17

Figure 4. Effects of Isomyosamine on the influx of T cells into the CNS early in EAE. To assess the effects of Isomyosamine on the infiltration of T cells into the CNS, mice were immunized and treated with either vehicle control or 25 mg/mouse/day Isomyosamine. Ten to 14 days later, mice were perfused and brains collected for analysis. Infiltration was determined by flow cytometry. Analysis of Th1 and Th17 subsets are shown; data compiled from 2 to 3 experiments, n > 3/group per experiment). Student’s t-test was conducted for statistics.

Isomyosamine In Vivo Study of Autoimmune Thyroiditis (NODH.2 Mouse Model)

Thyroiditis or Hashimoto thyroiditis is an autoimmune disease characterized by lymphocytic infiltration of the thyroid gland. It has been shown that tobacco smoking has a protective effect against Hashimoto thyroiditis as tobacco smokers have a lower prevalence of thyroid autoantibodies than non-smokers.

TNF conducted an in vivo study of autoimmune thyroiditis in a spontaneous thyroiditis (NODH.2) mouse model. We believe the results of this study show Isomyosamine’s ability to suppress TNF-α production by CD-4+ T cells in a dose dependent manner. Additionally, the study reported that Isomyosamine statistically decreases the incidence and severity (p <0.001) of thyroiditis in this mouse model. Pre-clinical studies have demonstrated that Isomyosamine ameliorated autoimmune thyroiditis in the thyroiditis mouse model.

Figure 5. Isomyosamine decreases the incidence and severity of autoimmune thyroiditis in NOD.H-2h4 mice, as assessed by H&E histopathology. At 8 weeks old, 58 NOD.H-2h4 mice were divided into regular water and iodinated water groups. In the regular water group, 10 mice (7 M, 3 F) drank water that contained Isomyosamine (185 mg/l), and 16 mice (10 M, 6 F) drank water without it. In the iodinated water group, the water was supplemented with 500 mg/l of sodium iodide and contained (16 mice: 10 M, 6 F) or did not contain (16 mice: 10 M, 6 F) Isomyosamine (185 mg/l). After 12 weeks of treatment, thyroids were removed and divided in half. (A and B) Thyroiditis severity and incidence assessed by histopathology in the regular water group. (C) A representative thyroid from a mouse in the regular water group, showing a severity score of 2. (D) A representative thyroid from a mouse in the regular water group treated with Isomyosamine, showing thyroid follicle preservation and an overall normal glandular size (severity score of 0). (E and F) Thyroiditis incidence and severity scores assessed by histopathology in the iodinated water group. (G) A representative thyroid from a mouse in the iodine group, showing marked lymphocytic infiltration, follicular enlargement, and architectural disruption (severity score of 4). (H) A representative thyroid from a mouse in the iodine plus Isomyosamine group (severity score of 2). Results represent the summary of 10 independent experiments, each analyzing 4 to 6 mice, for a total of 58 mice.

Isomyosamine Targets Inflamm-Aging and Related Disorders

Aging is associated with a loss of tight regulation of the immune system. This leads to increased inflammatory activity in the body, including increased circulating levels of TNF-α. Chronic inflammation is a hallmark of aging, referred to as inflamm-aging. Inflamm-aging and chronic inflammation are closely linked to a number of disorders such as obesity, insulin resistance/type 2 diabetes, cardiovascular diseases, and cancers. TNF-α is a multifunctional pro-inflammatory cytokine which may play a part in the pathogenesis of certain age-related disorders such as atherosclerosis. A multi-year pre-clinical, proof of concept in vivo study in aging and longevity confirmed our belief regarding Isomyosamine’s potential therapeutic effect on inflamm-aging and other age-related disorders, which we intend to explore further in clinical trials, pending our submission, and the corresponding acceptance, of the requisite regulatory and other relevant submissions.

Isomyosamine Commercialization Targets

Isomyosamine is being developed to address serious and debilitating autoimmune and inflammatory diseases, including sarcopenia, frailty resulting from aging process, and rheumatoid arthritis (RA). According to the U.S. Census Bureau, in 2020, there were approximately 54 million U.S. residents over 65 years of age, representing 16% of the U.S. population. This figure is expected to increase to nearly 22% by the year 2040.1 The Arthritis Foundation estimates that approximately 1.5 million people in the U.S. have RA.2

Supera-CBD

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

Opioid receptors are widely expressed in the brain, spinal cord, peripheral nerves and digestive tract. TNF conducted an in vitro binding analysis of Supera-CBD with the three types of opioid receptors. The profile suggests that Supera-CBD could possibly play a role in treating opioid addiction.

MAOs are enzymes involved in the catabolism, or digestion, of certain neurotransmitters. TNF conducted an in vitro MAO inhibition study. In this study, Supera-CBD and commercial CBD were analyzed against positive and negative controls. In this study, Supera-CBD far exceeded CBD in dose-dependent inhibition of MAOs, particularly MAO-B. Drugs that inhibit MAOs have been commercially used for decades to treat depression, and more recent studies have suggested MAO-B inhibiting drugs might have a role to play in treating cognitive decline in aging.

Supera-CBD Early-Stage Plans for Development and Potential Commercialization Targets

Supera-CBD is in early-stage development for pain, anxiety, and sleep disorders. There are currently a number of over-the-counter CBD products marketed with unapproved therapeutic claims relating to these conditions, among other conditions. While there are a substantial number of such products on the market that have not been subject to regulatory enforcement action, the FDA has consistently reiterated, in guidance and warning letters against a number of the companies marketing such CBD products for such uses, that CBD products may not be lawfully marketed for therapeutic uses in the United States without first-obtaining FDA approval via the NDA process. CBD product sales in the US reportedly reached $5.3 billion in 2021, 15% growth over 2020 sales, and are projected to reach $16 billion by 2026.3 TNF believes that if Supera-CBD is approved by the FDA, it may have competitive advantages over currently marketed CBD products that have not been approved by FDA as drug products, as approved drugs must undergo rigorous premarket study and generate results sufficient to support a finding that they are safe and effective for their intended use(s) and remain subject to ongoing FDA post market regulation, which provides additional assurances relating to quality, consistency and safety.

Currently, there is one FDA-approved drug with plant-derived CBD as an active ingredient. FDA subsequently approved three other cannabinoid-containing drugs, two of which utilize synthetic cannabinoids analogous or similar to THC as the active ingredient and the other, a combination of synthetic CBD and THC. Epidiolex is being commercialized by GW Pharmaceuticals, plc (“GWPH”) to treat seizures associated with Lennox-Gastaut syndrome or Dravet syndrome in patients two years of age and older. The reported revenues from Epidiolex in fiscal year 2019 were approximately $296 million. The Company believes that, by utilizing synthetic, rather than naturally derived, CBD in Supera-CBD may mitigate a number of obstacles generally associated with growing and processing an active drug ingredient produced from naturally grown plant extracts.

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

3 Benzinga: US Hemp CBD Market To Hit $5.3B In Sales In 2021.

Sales and Marketing

TNF does not currently have sales and marketing infrastructure to support the launch of its products. TNF intends to build such capabilities in North America prior to launch the commercial Isomyosamine, if successfully developed and granted the requisite FDA approval. Outside of North America, TNF may rely on licensing, co-sale and co-promotion agreements with strategic partners for commercialization of its products. If TNF builds a commercial infrastructure to support marketing in North America, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, TNF would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that Isomyosamine or Supera-CBD will be approved, which cannot be guaranteed.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid evolution of technologies, fierce competition and vigorous defense of intellectual property. Any product candidates that TNF successfully develops and commercializes will have to compete with existing and future new therapies. While TNF believes that its drug candidates, development experience and scientific knowledge may provide it with certain competitive advantages, TNF faces potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions.

Existing therapies for autoimmune diseases include anti-inflammatory drugs and immunosuppressive agents, including drugs that seek to selectively inhibit or block TNF-α (generally referred to as “TNF-α blocking drugs”). TNF-α blocking drugs are large molecules that are generally injected or infused. In some instances, the period of efficacy of a given dosage of TNF-α blockers can decline with repeated administration and side effects can be a concern. Leading TNF-α blocking drugs include Etanercept (Enbrel), Infliximab (Remicade), and Adalimumab (Humira). The total TNF-α market collectively represented approximately $41 billion in global sales in 2022.4 All of these existing TNF-α blocking drugs require injection, whereas Isomyosamine is being developed to be orally bioavailable. Our management believes patients and providers would view the fact that Isomyosamine can be administered orally as a significant advantage.

Unlike currently marketed TNF-α blockers, Isomyosamine is designed to selectively block TNF-α production related to adaptive immunity (involved in autoimmunity) but to spare the role of this cytokine in innate immunity (which plays the primary initial role in fighting off invading organisms). Because of the crucial role that TNF-α plays in front line protection by the innate immune system from bacterial, fungal, and viral infections, the indiscriminate blockade of TNF-α by TNF-α blocking agents can cause serious and even fatal infections, which is the primary limiting factor in the use of this class of drugs. TNF thus believes that, if Isomyosamine is approved for marketing, the potential selectivity of Isomyosamine in blocking TNF-α might make it a preferrable alternative to some existing treatments for infectious, inflammatory, and autoimmune conditions, as well as simultaneously resulting in amelioration of immune mediated depression in such illnesses if it is also approved for such indication.

4 https://www.thebusinessresearchcompany.com/report/tnf-alpha-inhibitor-global-market-report

Intellectual Property

TNF’s policy is to develop and maintain TNF’s proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and applications related to TNF’s drug candidates and methods of treatment that are material to the development and implementation of TNF’s business. TNF also relies on trademarks, know-how, confidentiality agreements and invention assignment agreements to develop and maintain TNF’s proprietary position.

TNF’s patent portfolio includes protection for TNF’s lead product candidates, Isomyosamine and Supera-CBD. Currently, there are multiple patent families relating to (i) age reversal and treatments of age-related disorders including sarcopenia; (ii) reduction of TNF-α levels and treatments of autoimmune disorders; (iii) addiction treatments; and (iv) methods of increasing hair growth. As of the date of this document, TNF has 18 issued U.S. patents, one pending U.S. patent application, 69 issued foreign patents, and 5 foreign patent applications pending in such jurisdictions as Canada, China, Israel, and Japan which, if issued, are expected to expire between 2036 and 2041.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which TNF files, the patent term is 20 years from the date of filing of the first non-provisional application in which priority is claimed. In the U.S. patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the U.S., the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension involves a complex calculation based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

TNF’s commercial success depends in part on its ability to obtain and maintain proprietary protection for TNF’s product candidates, as well as novel discoveries, core technologies, and know-how, as well as its ability to operate without infringing on the proprietary rights of others and to prevent others from infringing its proprietary rights.

Assignment and Royalty Agreements

TNF is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which TNF (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to TNF. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Williams.

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

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation under the Food, Drug & Cosmetic Act (“FD&C Act”) and the FDA’s implementing regulations and other federal and state statutes and regulations governing, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety enforcement actions and/or administrative or judicial sanctions, including, but not limited to clinical holds, FDA refusal to approve NDA submissions and/or revocation or limitation of existing NDAs for approved products, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the new investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practices (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB and ethics committee for approval. The IRB will also monitor the clinical trial until it is completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

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

The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $4.3 million for fiscal year 2025 and $4 million for fiscal year 2024 (for applications containing clinical data), which increased from $3.2 million for fiscal year 2023. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved NDA is also subject to annual program fees, currently $416,734 for fiscal year 2024 for each prescription product and $403,889 for fiscal year 2025. for each prescription product. The FDA adjusts the user fees on an annual basis, and the fees typically increase annually.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with Current Good Manufacturing Practice (“cGMP”) requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also typically inspects clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.

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

Expedited Development and Review Programs

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation, and priority review designation. TNF has not applied for expedited approval under any of these pathways to date but intends to explore the extent to which any of its current or future product candidates may be eligible for one or more such pathways. There is no guarantee that FDA will grant any of TNF’s products candidates the expedited designation(s) for which it is submitted, if any, or that TNF will secure any of the applicable benefits associated with any of any expedited designations that may be granted to its current or future product candidates, if applicable.

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

FDA regulations require that drug products be manufactured in registered drug-manufacturing facilities and in accordance with cGMP regulations. The Company currently relies on third parties to produce clinical quantities of its drug candidates under development in accordance with applicable GCPs and Good Laboratory Practices (“GLPs”), and expects to continue to rely, on third parties to produce clinical and commercial quantities of the Company’s products that are approved for marketing in the United States, if any, in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in a wide range of enforcement actions against the manufacturer, including, but not limited to, recalls, warning letters, “dear doctor” letters, civil lawsuits, fines, and criminal prosecution. And the discovery of previously unknown safety or efficacy problems with a product after approval may result in restrictions on, revocation of, or the addition of conditions to the product’s approval, among other potential adverse actions.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which TNF may obtain marketing approval. TNF’s current and future arrangements with third-party payors, healthcare providers and physicians may expose TNF to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which TNF markets, sells and distributes any drugs for which the Company obtains marketing approval. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below. The Company’s business operations, including its research, marketing, and activities relating to the reporting of wholesale or estimated retail prices for TNF’s products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for TNF’s products, and the sale and marketing of TNF’s product and any future product candidates, are subject to scrutiny under these laws.

●	The AKS, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

●	The federal civil and criminal false claims laws, including the federal False Claims Act (“FCA”), which can be enforced through civil whistleblower or qui tam actions, which impose penalties against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims that include items or services resulting from a violation of the AKS are false or fraudulent claims for purposes of the FCA.

●	The federal anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

●	The Health Insurance Portability and Accountability Act (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The federal Physician Payment Sunshine Act of 2021 (“PPSA”), enacted as part of the Patient Protection and Affordable Care Act (“ACA”), imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. In addition, certain state and local laws require the registration of pharmaceutical sales representatives.

State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. Furthermore, most states in the United States have enacted laws regulating the confidentiality and security of medical information and increased public focus on privacy may result in amendments or changes to these laws in ways that may have an impact on TNF’s business activities related to the collection and use of health-related information.

The increased attention on privacy in the United States may also impact TNF’s business activities for the processing of personal information not otherwise governed by HIPAA. The EU General Data Protection Regulation (“GDPR”) imposes significant privacy and cybersecurity requirements related to the handling of all types of personal information, with heightened requirements on sensitive personal information, such as health information. The GDPR imposes significant limitations on the use of this personal information and grants individuals in the EU certain rights associated with the collection and use of personal information. In the U.S., California enacted the CCPA, which creates new individual privacy rights for California consumers (generally defined as any resident of California, including employees and other business relations) and places increased privacy and security obligations on entities handling personal information of consumers or households. The CCPA also greatly extends the obligations of entities that process personal information to include information not traditionally viewed as personal information and regulated by laws, such as Internet Protocol (IP) addresses, unique identifiers for individuals, and information in online cookies and other online technologies. A majority of other states have already proposed or enacted laws similar to the CCPA, each differing in scope of the personal information covered and the rights of individuals. Furthermore, the CCPA has already been amended with the passage of California’s Proposition 24 (the California Privacy Rights Act, “CPRA”), which adds additional rights and obligations. While the CCPA and CPRA currently provide relatively broad exclusions for protected health information regulated by HIPAA and clinical trials and a limited exception for consumer and business to business information, some of the proposed and enacted laws in other states may not contain the same exceptions. Furthermore, there have been a number of competing proposals for federal laws, some of which propose to not preempt other state laws. The uncertainty surrounding new proposed and changes to existing privacy laws may lead to operational challenges for TNF to comply with multiple, potentially conflicting, privacy and cybersecurity laws related to the collection and use of personal information in each jurisdiction.

Various state and federal laws and regulations also require entities to implement “reasonable” or “adequate” security measures to protect personal information but generally do not provide any specific sets of security measures that would be considered compliant to avoid liability. Instead, different regulators have adopted inconsistent and evolving standards based on the regulator’s view of what is appropriate given the nature and scope of the personal information and the processing performed, resulting in unclear obligations. This may result in potential liability if a regulator finds that TNF’s security practices do not meet or exceed the types of security measures that the regulator believes to be adequate or reasonable under the circumstances.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially considering the lack of applicable precedent and regulations. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that TNF’s business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If TNF’s operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to it, TNF may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if TNF becomes subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of TNF’s operations. If any of the physicians or other healthcare providers or entities with whom TNF expects to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

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

Several states and private entities initially mounted legal challenges to the Healthcare Reform Law, in particular, the ACA, and they continue to litigate various aspects of the legislation. In June 2012, the U.S. Supreme Court generally upheld the provisions of the ACA at issue as constitutional. However, the U.S. Supreme Court held that the legislation improperly required the states to expand their Medicaid programs to cover more individuals. As a result, states have a choice as to whether they will expand the number of individuals covered by their respective state Medicaid programs. Some states have not expanded their Medicaid programs and have chosen to develop other cost-saving and coverage measures to provide care to currently uninsured individuals. Many of these efforts to date have included the institution of Medicaid-managed care programs. The manner in which these cost-saving and coverage measures are implemented could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

During the first administration, President Trump supported the repeal of all or portions of the ACA. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and in which he directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. Congress has enacted legislation that repeals certain portions of the ACA, including but not limited to the Tax Cuts and Jobs Act, passed in December 2017, which included a provision that eliminates the penalty under the ACA’s individual mandate, effective January 1, 2019, as well as the Bipartisan Budget Act of 2018, passed in February 2018, which, among other things, repealed the Independent Payment Advisory Board (which was established by the ACA and was intended to reduce the rate of growth in Medicare spending).

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

The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, former President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, on August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022, which aims to lower prescription drug pricing by, among other things, allowing Medicare to negotiate prices for certain high-cost prescription drugs covered under Medicare Part D and Part B after the drugs have been on the market for a certain number of years and requiring on drug manufacturers to pay rebates if they increase drug prices “faster than inflation.” Additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States or the effect of any future legislation or regulation. Furthermore, we cannot assess the impact that President Trump’s second term will have on healthcare programs and regulations or the pharmaceutical industry in general. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for our product candidates approved for commercialization in the United States, if any, or any other drug products we may commercialize in the future or that reduce medical procedure volumes could adversely affect our operations and/or future business plans.

Packaging and Distribution in the United States

If TNF’s product candidates that are approved for commercialization in the United States, if any, are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements may apply. In relevant part, products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against TNF for violation of these laws, even if TNF is successful in defending against it, could cause TNF to incur significant legal expenses and divert TNF’s management’s attention from the operation of its business. Prohibitions or restrictions on sales or withdrawal of future products marketed by TNF could materially affect its business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact TNF’s business in the future by requiring, for example: (i) changes to TNF’s manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of TNF’s products; or (iv) additional record-keeping requirements. If any such changes were to be implemented, they could adversely affect the operation of TNF’s business.

Reimbursement

Sales of any of TNF’s product candidates that are approved for marketing in the United States or any other products TNF may commercialize in the future, as applicable, will depend, in part, on the extent to which TNF’s products, if approved, will be covered by third-party payors, such as government health programs, commercial insurers, and managed healthcare organizations, as well as the level of reimbursement that those third-party payors provide for TNF’s products. Patients and providers are unlikely to use TNF’s products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of TNF’s products. In the U.S., no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of TNF’s product candidates, if approved, will be made on a payor-by-payor basis. As a result, the coverage determination process may be a time-consuming and costly process that will require TNF to provide scientific and clinical support for the use of TNF’s products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which TNF receives marketing approval. However, any negotiated prices for TNF’s products covered by a Part D prescription drug plan likely will be lower than the prices TNF might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The 340B program imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. It is unclear how this decision could affect covered hospitals who might purchase TNF’s products in the future and affect the rates TNF may charge such facilities for its approved products. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

As noted above, the marketability of any products for which TNF receives regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the U.S. has increased and TNF expects it will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which TNF receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices TNF may obtain for any of its product candidates for which TNF may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, TNF may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of TNF’s product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of TNF’s products. Historically, products launched in the EU do not follow price structures of the U.S. and, generally, prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

Employees

As of December 31, 2024, TNF had two full-time employees and no part-time employees. TNF has not experienced any work stoppages. None of TNF’s employees are represented by a labor union or covered by collective bargaining agreements, and TNF considers its relationship with its employees to be good.

Clinical Studies

In October 2020 we completed several in vitro studies from human primary cell-based BioMap systems at Eurofins contrasting Isomyosamine with Humira, Enbrel and Remicade.

In November 2022, the company published data from the Phase 1 dosing study for Isomyosamine as a treatment for aging. There was a statistically significant decrease in TNF-α levels (p-value <0.05) found in one Isomyosamine treated cohort, but no change in the levels in subjects given placebo.

TNF is preparing a Phase 2 study protocol, “Double blind placebo-controlled parallel group study of safety and efficacy of Isomyosamine in treating sarcopenia after hip or femoral fracture in gerontological population” for submission to the FDA. This study will expand upon the prior 28-day dosing study and will evaluate functional improvements in subjects after Isomyosamine dosing of up to 90 days.

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

In October 2020 we completed several in vitro studies from human primary cell-based BioMap systems at Eurofins contrasting Isomyosamine with Humira, Enbrel and Remicade.

IND for Autoimmune Diseases

Animal Studies

●	10-month Dog Study – completed on December 20, 2021: A 39-Week Toxicity and Toxicokinetic Study of Isomyosamine by Oral Gavage in Beagle Dogs.

●	6-month Rat Study – completed on December 17, 2021: A 26-Week Toxicity and Toxicokinetic Study of Isomyosamine by Oral Gavage in Rats.

●	5-Day Mouse Study – Completed May 2020 with results pending: A Preliminary Introductory Traumatic Optic Neuropathy (TON) in a Mouse study

●	Studies produced guidance on dosing levels and overall safety in human studies.

●	TNF in collaboration with Charles River Laboratories completed “A 90-Day Oral Gavage Electroencephalogram Safety Study of A Test Item In The Beagle Dog”. Dosing began on December 19, 2023, and ended around March 20, 2024. All animals completed the study and there was no treatment related adverse events reported. A final study report was provided to FDA in December 2024.

●	Bascom Palmer in collaboration with TNF completed a study “TNF in Traumatic Optic Neuropathy (TON) in a Rat Pilot Study Vehicle versus TNFalpha”. The crush injury raised levels of TNF-α. After being dosed with Isomyosamine, TNF-α levels were brought down in crush injury compared to controls, but the decrease did not meet statistical significance (p=0.095). Likely cause of the result not reaching p<0.05 may be attributed to rebound (e.g. TNF-α levels would have gone up when Isomyosamine stopped; daily dosing may need to me adjusted. The initial data was promising and will guide a longer study in the future.

Publications

A scientific journal article on Isomyosamine was published in The Journals of Gerontology in August 2022. This manuscript supports our continued efforts to conduct a second Phase 2 Trial for Rheumatoid Arthritis, which was approved for clinical trials in August 2023, and additional autoimmune diseases that we may pursue. Additionally, “MYMD-1 Improves Health Span and Prolongs Life Span in Old Mice: A Noninferiority Study to Rapamycin” by Johns Hopkins Medical School. This journal article details a 12-month mouse trial studying aging and longevity with Isomyosamine. We also completed several in vitro studies from human primary cell-based BioMap systems at Eurofins contrasting Isomyosamine versus Rapamycin further supporting our transition to Rheumatoid Arthritis.

In November 2022, TNF published “A Double-blind, Placebo-controlled, Randomized, Single Ascending, and Multiple Dose Phase 1 Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Oral Dose Isomyosamine Capsules in Healthy Adult Subjects” Authors: Jenna Brager, Chris Chapman, Leonard Dunn, and Adam Kaplin in Drug Research. This became available in print on February 28, 2023. This journal article details the results from the Phase 1 clinical trial.

An abstract was accepted for presentation at the British Society of Immunology, Liverpool, UK in December 2022. “Pharmacology and clinical profile of MYMD-1®, an oral, selective, next-generation, TNF- α inhibitor that crosses the blood brain barrier” authored by Jenna Brager, Ronald Christopher, Adam Kaplin, and Chris Chapman.

In 2023, an abstract was accepted for presentation at the Society of Toxicology to be presented in March 2023, entitled, “A Naturally Occurring Novel Therapeutic and Oral Selective Inhibitor of TNFa, MYMD-1, Significantly Reduced the Inflammation and Disease Severity in Murine Model of Collagen Antibody-Induced Arthritis” authored by Chris Chapman and Sonia Edaye.

TNF with its partner Frontage Laboratories plans to submit an abstract to the 39th Japanese Society for the Study of Xenobiotics (JSSX) and 26th North American Meeting of International Society for the Study of Xenobiotics (ISSX) in Honolulu, Hawaii; September 15-18, 2024. Identification of the Major Circulating Norcotinine and Elucidation of the Mechanism of Clearance of MYMD-1 in Humans. Role of Aldehyde Oxidase and CYP2A6.

On December 7, 2024, TNF presented at The Society on Sarcopenia, Cachexia, & Wasting Disorders (SCWD) 17th International Conference in Washington, D.C. The title of the presentation was, “Isomyosamine for the Treatment of Sarcopenia in Elderly Population.”

All publications and abstracts support the continued development of Isomyosamine® across various indications.

IND for Hashimoto’s Thyroiditis

●	On February 18, 2022, we submitted an Annual Report to the FDA for the previously opened Hashimoto’s Thyroiditis IND. Another Annual Report was submitted to the FDA on November 22. 2023.

●	In April 2021, the FDA gave clearance for a Phase 1 dosing study in normal healthy volunteers; Institutional Review Board (IRB) approval was obtained on April 4, 2021. The clinical trial was conducted by The Clinical Research of West Florida Phase 1 unit with a closeout visit taking place on November 22, 2021.

●	Analyses of laboratory parameters, vital sign, ECG, and physical findings did not reveal any clinically relevant effect of Isomyosamine. In one dose group, there was a decrease in TNF-α levels found in Isomyosamine treated subjects, but no change in the levels in subjects given placebo. In one dose group, there was a decrease in TNF-α levels found in Isomyosamine treated subjects, but no change in the levels in subjects given placebo.

●	The data from the Phase 1 clinical trial was submitted to the FDA on September 14, 2021 as part of the Annual IND update for Hashimoto’s Thyroiditis IND. The FDA responded by providing guidance on moving forward with Phase 2 clinical trials.

●	This data was also included in a new commercial IND to the FDA on September 22, 2021.

The Company completed CYP in vitro studies which concluded that clinical drug-drug interactions are not expected with Isomyosamine. CYP induction is the most commonly studied form of induction in drug metabolism and is required by regulatory authorities.

We had Isomyosamine synthesized in August 2021 to [14C] Isomyosamine radiolabeled product for Mass Balance, Pharmacokinetic, and Metabolism. Analysis of the rat study results demonstrated that Isomyosamine was metabolized extensively throughout the tissues, crosses the blood brain barrier, was cleared in the urine and feces, and there were no nitrosated metabolite biological samples detected.

Metabolite Identification and Quantitation of Isomyosamine in Rat, Dog, and Human Plasma Samples: Metabolites in Safety Testing (MIST) was completed in October 2022. Isomyosamine was extensively metabolized and was detected at low levels (<5%) in human plasma.

In November 2022, the Company published data from the Phase 1 dosing study for Isomyosamine as a treatment for aging.

On August 5, 2021, our lead product candidate Isomyosamine was shown to suppress cytokines, which are the major cause of death in COVID-19 patients, in a human cell study. TNF may also seek additional FDA guidance on depression in MS patients under an Orphan Drug Designation (ODD).

On October 3, 2023, Charles River Laboratories provided a final report titled, “A Dose Range-Finding Embryo-fetal Development Study of MYMD-1 by Oral (Gavage) in Rats.” The results of this study found that there were no drug-related fetal malformations or variations at any of the evaluated doses.

We have an active IND to start a Phase 2 study for the indication Hashimoto’s Thyroiditis.

In manufacturing, we will continue to provide GMP Isomyosamine capsules for Phase 2 clinical trials. We plan to continue analytical analysis to provide GMP product other that capsules for long-term human trials.

We have received domestic patent protection for Isomyosamine, including its use in methods of extending lifespan and treating arthritis, autoimmune diseases, and inflammatory and age-related disorders including sarcopenia. We will continue to prosecute patents to protect intellectual property for Isomyosamine in the United States and abroad. Patent Issued March 26, 2024: US Application 17/851,862: Method of Treating Diseases of the Visual System.

Supera-CBD Product Candidate

Data from Eurofins studies involving human primary cell-based BioMap system demonstrated that Supera-CBD delivers an extremely potent therapeutic benefit of 8,000 times that of plant-derived CBD at activating CB2 receptors, permitting its delivery at a very low non-toxic dose.

On August 10, 2021, the Company was awarded U.S. Patent 11,085,047 B2, titled “Synthetic Cannabinoid Compounds for Treatment of Substance Addiction and Other Disorders,” covering the Super-CBD product candidate and its pharmaceutical formulations. During 2021 and 2022 corresponding foreign patents were awarded in Australia, Canada, Europe, Israel, and South Korea, and patents are pending in China and Japan.

Johns Hopkins Medicine researchers presented Supera-CBD data at the 3rd Annual Neuroimmunology Drug Development Summit on April 26, 2021.

The Company presented data referencing Super-CBD at the 4th Annual International Cannabinoid Summit on September 9, 2021.

On March 2, 2023, we announced that the U.S. Drug Enforcement Administration (DEA) has conducted a scientific review and determined that it would not list Supera-CBD as a controlled substance or listed chemical under the Controlled Substances Act (CSA) and its governing regulations. We believe that this decision will expedite future research involving Supera-CBD by relieving us or our research partners from having to comply with regulations relating to controlled substances.

We plan to continue our preclinical program starting genotoxicity studies in Europe. Those studies include:

●	Metabolic profiling and Ames test (initiation December 21, 2021; completion January 20, 2022); and

●	Micronucleus test (initiation December 21, 2021; completion February 20, 2022).

In manufacturing, we expect to continue providing GMP Supera-CBD materials for the preclinical toxicity programs. We plan to continue analytical analysis to provide GMP materials for long term toxicity and Human trials.

An example of our continued efforts include:

●	the JHM Research, which is conducting a study with Isomyosamine and L/R-Supera-CBD for Depression and Anxiety;

●	Forced Swim Test;

●	Tail suspension;

●	Elevated Plus Maze and Fear Conditioning;

●	Dose response study;

●	Supera-CBD open field and Y maze study; and

●	Isomyosamine LPS induced depression.

Management Plans for 2025

TNFA plans to launch a Phase 2b clinical trial of isomyosamine’s efficacy in sarcopenia early in the first quarter of 2025. The study will further explore the drug’s efficacy in sarcopenia/frailty following statistically significant positive results from an earlier Phase 2 clinical study.

On October 19 2024, the Company announced that it has entered into a collaborative agreement with Renova Health for a planned trial of its TNF-alpha (TNF-α) inhibitor drug Isomyosamine as a treatment for GLP-1-induced sarcopenia and frailty. The fully funded study is expected to evaluate TNF-α levels in patients receiving GLP-1 agonist Wegovy or Ozempic who show signals for increased inflammation associated with sarcopenia.

Available information

Our website address is www.tnfpharma.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Annual Report on Form 10-K. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Related to our Business

●	Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

●	The market price of our Common Stock may be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.

●	We may issue additional equity securities in the future, which may result in dilution to existing investors.

●	The concentration of the capital stock ownership with insiders of the Company will likely limit the ability of our stockholders to influence corporate matters.

●	We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

●	An active trading market for our Common Stock may not be sustained.

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers.

Risks Related to our Product Development and Regulatory Approval

●	If we are unable to develop, obtain regulatory approval for and commercialize Isomyosamine, Supera-CBD, or other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

●	Success in pre-clinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 2 clinical trial for Isomyosamine, which may delay or prevent obtaining regulatory approval.

●	Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

●	Potential future public health crises could have a material adverse impact the execution of our planned clinical trials.

●	Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if it experiences unanticipated problems with our product candidates, when and if any of them are approved.

●	Our development program for Supera-CBD, a synthetic analog of CBD, is uncertain and may not yield commercial results and is subject to significant regulatory risks.

Risks Related to Commercialization and Manufacturing

●	The commercial success of our product candidates, including Isomyosamine and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors, and the general medical community.

●	The pricing, insurance coverage, and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

●	If third parties on which we depend to conduct our planned pre-clinical studies or clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.

●	We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize Isomyosamine, Supera-CBD and our other product candidates.

●	The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of Isomyosamine, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

Risks Related to Government Regulation

●	Enacted and future legislation may increase the difficulty and cost for us to commercialize and obtain marketing approval of our product candidates and may affect the prices we may set.

●	The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.

●	Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.

●	Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.

●	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Risks Related to Our Preferred Stock

●	Our Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”) provides for the payment of dividends in cash or in shares of our Common Stock. If we pay such dividends in shares of Common Stock, it may result in dilution to existing investors.

●	Holders of our Series F Preferred Stock, Series F-1 Preferred Stock and Series G Convertible Preferred Stock (“Series G Preferred Stock”) are entitled to certain payments under the Certificate of Designation that may be paid in cash or in shares of Common Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.

●	The certificate of designation for the Series F Preferred Stock, Series F-1 Preferred Stock, Series G Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series F Preferred Stock or the exercise price of such warrants in the future. These features may result in an indeterminate number of shares of Common Stock being issued upon conversion of the Series F Preferred Stock, Series F-1 Preferred Stock, Series G Preferred Stock or exercise of the warrants.

In addition, we face other business, financial, operational and legal risks and uncertainties set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Risks Related to our Business

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated April 1, 2024, Morison Cogen LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2024, we had approximately $8.5 million of cash and marketable securities. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future pre-clinical and clinical development for Isomyosamine and Supera-CBD and potentially commercialize these product candidates. We expect increased spending levels in connection with our clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, regulatory, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

We are a clinical-stage pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to business planning, raising capital and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates and we have funded our operations to date through proceeds from private placements of Common Stock and a line of credit from an affiliate of TNF’s founder.

We have incurred net losses in each year since our inception. We incurred net losses attributable to shareholders of $27,161,219 and $8,218,163 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $129,080,851. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in the company incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

TNF’s predecessor, MyMD Florida, was formed in late 2014. Our operations to date have been limited primarily to business planning, raising capital and conducting research and development activities for our product candidates. We have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability are speculative and no assurances can be given about our future performance.

The concentration of the capital stock ownership with insiders of the Company will likely limit the ability of our stockholders to influence corporate matters.

As of the date of this Annual Report on Form 10-K, the executive officers, directors, five percent or greater stockholders, and the respective affiliated entities of the Company, in the aggregate, beneficially owned more than 10% of the Company’s outstanding Common Stock. As a result, these stockholders, acting together, had, and continue to have, control over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

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

Our largest stockholder maintains the ability to significantly influence all matters submitted to our stockholders for approval.

As of April 4, 2025, our largest stockholder, PharmaCyte Biotech, Inc. (“Pharmacyte”) beneficially owns approximately 88.64% of the issued and outstanding Common Stock of the Company. As a result, if Pharmacyte may be able to significantly influence all matters submitted to the Company’s stockholders for approval, as well as the Company’s management and affairs. For example, Pharmacyte could significantly influence the election of directors or the approval of any merger, consolidation or sale of all or substantially all of the Company’s assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other

We must attract and retain highly skilled employees to succeed.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize Isomyosamine, Supera-CBD and our other product candidates. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions pursuing research and development of technologies, drugs or other therapies that would compete with our products or product candidates. The pharmaceutical market is highly competitive, subject to rapid technological change and significantly affected by existing rival drugs and medical procedures, new product introductions and the market activities of other participants. Our competitors may develop products more rapidly or more effectively than us. If our competitors are more successful in commercializing their products than us, their success could adversely affect our competitive position and harm our business prospects and may also lead to the diversion of funding away from us and towards other companies.

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

In the ordinary course of our business, we and our third-party providers rely on electronic communications and information system to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. On July 20, 2023, we experienced a cybersecurity incident. A third-party forensic technology company’s investigation confirmed that we were a victim of wire fraud due to a compromised electronic mail account. As of the date of this filing, we have identified losses totaling $78,198 related to this incident, net of amounts recovered. Following the incident, we have taken measures to enhance our electronic mail security and have modified our internal procedures to ensure the authenticity of payment instructions and we continue to evaluate additional measures for improving cybersecurity. Despite these prophylactic measures, the risk of such cyber-attacks against us or our third-party providers and business partners remains a serious issue. Cybersecurity incidents are pervasive, and the risks of cybercrime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Risks Related to our Product Development and Regulatory Approval

With regard to our Supera-CBD product candidate, we must conduct pre-clinical testing and prepare and submit an IND to the FDA. With regard to both our Isomyosamine and Supera-CBD product candidates, we must conduct all phases of clinical studies, which will likely take several years and substantial expenses to complete, before we can submit an application for marketing approval to the FDA, and we may be required to complete additional post-market or “Phase 4” studies after application or approval. There is no guarantee that we will complete such clinical development in a timely manner or at all or that we will obtain or maintain regulatory approval for either product candidate.

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

The FDA must approve any new drug products before they can be marketed in the United States, and such approval is contingent upon the collection of sufficient safety- and efficacy-data from preclinical and clinical studies. We must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates for their respective targeted indications. With regard to Supera-CBD, we are still in the pre-clinical stage, and we are in relatively early clinical stages with regard to certain indications for which Isomyosamine is being developed and in pre-clinical stages for others. Clinical trials are expensive, difficult to design and implement, and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials and, nonetheless, were denied marketing approval for such candidates due to insufficient safety or efficacy data and/or other clinical-study deficiencies. It is impossible to predict whether we will be able to prove that either or both of our product candidates are safe and effective for any of the indications for which they are, respectively, being developed and, accordingly, when they will be approved for commercialization in the United States for any given indication, if ever.

After completing the requisite preclinical testing, IND submission, internal review board (“IRB”) review, and any other applicable early-development obligations, sponsors must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. We have completed such early-stage preclinical testing and IND-submission for some, but not all, indications for which Isomyosamine is being developed and are currently working towards completion of such pre-IND activities for Supera-CBD. Even if the results of our pre-clinical testing and clinical trials are favorable, we expect our product candidates to remain in clinical development for several years before they may be considered for regulatory approval, and clinical development of either or both candidates for one or more targeted indications may take significantly longer to complete and may never be successful. Failures in connection with one or more clinical trials can occur at any stage of testing.

Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities on trial design;

●	delays in reaching agreement on acceptable terms with prospective contract research organization (“CRO”) and clinical trial sites;

●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

●	actual or perceived lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects for the entire duration of applicable clinical studies (as study subjects may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in its manufacturing process or product candidate formulation;

●	delays in obtaining regulatory authorization s, such as INDs and any others that must be obtained, maintained, and/or satisfied to commence a clinical trial, the imposition of “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply products for use in clinical trials which conforms to regulatory specification , or otherwise do not comply with required manufacturing obligations, such as cGMPs;

●	unfavorable results from ongoing pre-clinical studies and clinical trials;

●	failure of its CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	Our failure, or the failure of any individuals, entities, or organizations involved in one or more aspects of our clinical development activities, to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	regulatory concerns and additional difficulties associated with cannabinoid products, generally;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow its clinical protocols; or

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data.

If the result of any of the clinical trials for any of our current or future therapeutic candidates do not produce sufficiently favorable results or are found to have been conducted in violation of the FDA’s or other regulatory body’s standards governing such studies, our ability to request and obtain regulatory approval for the therapeutic candidate may be adversely impacted, which could have a material adverse effect on our reputation, business, financial condition or results of operations.

If we are unable to develop, obtain regulatory approval for and commercialize Isomyosamine, Supera-CBD or other future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have invested a substantial amount of effort and financial resources in Isomyosamine and Supera-CBD. We plan to initiate Phase 2 clinical trials for treatment of diabetes, rheumatoid arthritis, aging and multiple sclerosis with Isomyosamine and IND-enabling pre-clinical studies of Supera-CBD to enable submission of an Investigational New Drug (“IND”) application for a Phase 1 in healthy volunteers followed by clinical trials in epilepsy, addiction and anxiety disorders. In order to conduct human clinical trials, we are required obtain approval from Institutional Review Boards (“IRBs”) or Ethics committees. IRBs are independent committee organizations that operate in compliance with U.S. federal regulations (including but not limited to 21 C.F.R. Parts 50 and 56, and 45 C.F.R. Part 46) in order to help protect the rights of research subjects under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). IRBs provide expertise in examining research for its ethical implications, including research involving vulnerable populations, such as pediatrics, critically ill, and cognitively impaired participants. There is no guarantee that an IRB will approve our current product candidates for human clinical trials. Without IRB approval, the Company would not be able to perform clinical research on humans and our products would not be able to move through the regulatory approval process.

Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of Isomyosamine, Supera-CBD and our other product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require further clinical and/or pre-clinical development, regulatory approval in multiple jurisdictions, obtaining pre-clinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Isomyosamine and Supera-CBD and our other product candidates must be authorized for marketing by the FDA and certain other foreign regulatory agencies before we may commercialize any of our product candidates.

The success of our product candidates depends on multiple factors, including:

●	successful completion of pre-clinical studies, including those compliant with Good Laboratory Practices (“GLP”) or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);

●	effective INDs and Clinical Trial Authorizations (“CTAs”) that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;

●	approval from IRBs or Ethics committees to conduct human clinical trials;

●	establishing and maintaining relationships with contract research organizations (“CROs”), and clinical sites for the clinical development of our product candidates;

●	successful clearance of products arriving from foreign countries, needed to perform clinical trials, through U.S. customs;

●	maintenance of arrangements with third-party contract manufacturing organizations (“CMOs”) for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;

●	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;

●	receipt of regulatory approvals from applicable regulatory authorities, including those necessary for pricing and reimbursement of our product candidates;

●	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;

●	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of our product candidates, if and when approved, by patients, patient advocacy groups, third-party payors and the general medical community;

●	our effective competition against other therapies available in the market;

●	establishment and maintenance of adequate reimbursement from third-party payors for our product candidates;

●	our ability to acquire or in-license additional product candidates;

●	prosecution, maintenance, enforcement and defense of intellectual property rights and claims;

●	maintenance of a continued acceptable safety profile of our product candidates following approval, including meeting any post-marketing commitments or requirements imposed by or agreed to with applicable regulatory authorities; or

●	political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics.

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

In order for our products targeted for use by hospital laboratory professionals and healthcare providers to be widely adopted, we would have to conduct clinical protocols that are designed to yield data suitable for publication in peer-reviewed journals. These studies are often time-consuming, labor-intensive and expensive to execute. We have previously and not had the resources to effectively implement such clinical programs within our clinical development activities and may not be able to do so in the future. In addition, if a protocol is initiated, the results of such protocol may ultimately not support the anticipated positioning and benefit proposition for the product. Either of these scenarios could hinder our ability to market our products, and revenue may decline.

Success in pre-clinical studies and earlier clinical trials for our product candidates may not be indicative of the results that may be obtained in later clinical trials, including our Phase 2 clinical trial for Isomyosamine, which may delay or prevent obtaining regulatory approval.

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

Many companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, this data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret this data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including Isomyosamine and Supera-CBD, to the satisfaction of the FDA or foreign regulatory authorities, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn.

Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization in the United States, Isomyosamine, Supera-CBD and our other product candidates must be approved by the FDA pursuant to an NDA for their respective target indication(s). The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market Isomyosamine, Supera-CBD or any of our other product candidates from regulatory authorities in any jurisdiction. We have limited experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of Isomyosamine, Supera-CBD or our other product candidates may be delayed or refused for many reasons, including:

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

Even if our product candidates meet their pre-specified safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner and may not consider such clinical trial results sufficient to grant, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including cGMPs, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

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

In addition to the requirements applicable to approved drug products, we may also be subject to enforcement action in connection with any promotion of an investigational new drug. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new drug is safe or effective for the purposes for which it is under investigation or otherwise promote the therapeutic candidate. Sponsors must strike the often-difficult balance of communicating sufficient information about its product candidates to inform investors and engaging in valid scientific exchanges with the medical community without crossing the often-difficult-to-ascertain line into “promotion,” which is not defined by regulation but is generally interpreted broadly by FDA. Accordingly, if FDA finds any of our communications regarding Isomyosamine or Supera-CBD to be promotional, we may be subject to a wide range of enforcement actions, and our candidates’ prospects for regulatory approval may be adversely affected.

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

To market and sell Isomyosamine, Supera-CBD or our other product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time and data required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Further, the success of our prospective Supera-CBD candidate, if any, is subject to a number of constantly-evolving state and federal laws, regulations, and enforcement policies pertaining to the use of CBD.

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

Compliance is Complex and Costly. Complying with laws and regulations relating to cannabinoids is evolving, complex and expensive, and may divert management’s attention and resources from other aspects of our business. Failure to maintain compliance with such laws and regulations may result in regulatory action that could have a material adverse effect on our business, results of operations and financial condition. The DEA, FDA or state agencies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Additionally, to the extent we are able to successfully commercialize any of our currently contemplated CBD products, including Supera-CBD, the presence of CBD as an active or inactive ingredient may give rise to heightened regulatory scrutiny and greater risk of consumer litigation, either of which could further restrict the permissible scope of our marketing claims about such products or our ability to sell them in the U.S. at all.

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

Risks Related to Commercialization and Manufacturing

The commercial success of our product candidates, including Isomyosamine and Supera-CBD, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

Even with the requisite approvals from the FDA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of our product candidates, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of Isomyosamine, Supera-CBD and our other product candidates, if approved for commercial sale, will depend on several factors, including:

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

We expect that coverage and reimbursement by third-party payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of Isomyosamine, Supera-CBD and our other product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older, disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how third-party private payors and other governmental payors develop their coverage and reimbursement policies for drugs. One payor’s determination to provide coverage for a drug product, however, does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

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

We face significant competition in an environment of rapid pharmacological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize Isomyosamine, Supera-CBD and our other product candidates.

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

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of Isomyosamine, Supera-CBD or our other product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency, and timely availability of raw materials. Even if our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

We could be adversely affected if healthcare reform measures substantially change the market for medical care or healthcare coverage in the U.S.

On March 23, 2010, former President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) (the “ACA”) and on March 30, 2010, he signed the “Health Care and Education Reconciliation Act” (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Law.” The Healthcare Reform Law included a number of new rules regarding health insurance, the provision of healthcare, conditions to reimbursement for healthcare services provided to Medicare and Medicaid patients, and other healthcare policy reforms. Through the law-making process, substantial changes have been and continue to be made to the current system for paying for healthcare in the U.S., including changes made to extend medical benefits to certain Americans who lacked insurance coverage and to contain or reduce healthcare costs (such as by reducing or conditioning reimbursement amounts for healthcare services and drugs, and imposing additional taxes, fees, and rebate obligations on pharmaceutical and medical device companies). This legislation was one of the most comprehensive and significant reforms ever experienced by the U.S. in the healthcare industry and has significantly changed the way healthcare is financed by both governmental and private insurers. This legislation has impacted the scope of healthcare insurance and incentives for consumers and insurance companies, among others. Additionally, the Healthcare Reform Law’s provisions were designed to encourage providers to find cost savings in their clinical operations. Pharmaceuticals represent a significant portion of the cost of providing care. This environment has caused changes in the purchasing habits of consumers and providers and resulted in specific attention to the pricing negotiation, product selection and utilization review surrounding pharmaceuticals. This attention may result in products we may commercialize or promote in the future being chosen less frequently or the pricing being substantially lowered. At this stage, it is difficult to estimate the full extent of the direct or indirect impact of the Healthcare Reform Law on us.

These structural changes could entail further modifications to the existing system of private payors and government programs (such as Medicare, Medicaid, and the State Children’s Health Insurance Program), creation of government-sponsored healthcare insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for prescribed drugs and pharmaceuticals, including any products that we may commercialize or promote in the future. If reimbursement for any product we may commercialize or promote is substantially reduced or otherwise adversely affected in the future, or rebate obligations associated with them are substantially increased, it could have a material adverse effect on our reputation, business, financial condition or results of operations.

Extending medical benefits to those who currently lack coverage will likely result in substantial costs to the U.S. federal government, which may force significant additional changes to the healthcare system in the U.S. Much of the funding for expanded healthcare coverage may be sought through cost savings. While some of these savings may come from realizing greater efficiencies in delivering care, improving the effectiveness of preventive care and enhancing the overall quality of care, much of the cost savings may come from reducing the cost of care and increased enforcement activities. Cost of care could be reduced further by decreasing the level of reimbursement for medical services or products (including any product we may commercialize or promote in the future), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for any product which we receive marketing approval in the future, could have a material adverse effect on our reputation, business, financial condition or results of operations.

Several states and private entities initially mounted legal challenges to the Healthcare Reform Law, in particular, the ACA, and they continue to litigate various aspects of the legislation. In June 2012, the U.S. Supreme Court generally upheld the provisions of the ACA at issue as constitutional. However, the U.S. Supreme Court held that the legislation improperly required the states to expand their Medicaid programs to cover more individuals. As a result, states have a choice as to whether they will expand the number of individuals covered by their respective state Medicaid programs. Some states have not expanded their Medicaid programs and have chosen to develop other cost-saving and coverage measures to provide care to currently uninsured individuals. Many of these efforts to date have included the institution of Medicaid-managed care programs. The manner in which these cost-saving and coverage measures are implemented could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

During his first administration, President Trump supported the repeal of all or portions of the ACA. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and in which he directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. Congress has enacted legislation that repeals certain portions of the ACA, including but not limited to the Tax Cuts and Jobs Act, passed in December 2017, which included a provision that eliminates the penalty under the ACA’s individual mandate, effective January 1, 2019, as well as the Bipartisan Budget Act of 2018, passed in February 2018, which, among other things, repealed the Independent Payment Advisory Board (which was established by the ACA and was intended to reduce the rate of growth in Medicare spending).

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

The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, former President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, in August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which will, among other things, allow U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA also began penalizing drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Additionally, in December, 2023, the Biden Administration announced further related initiatives under the IRA to lower prescription costs and increase competition with help from HHS, the DOJ, and the FTC.

There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S. or the effect of any future legislation or regulation. Furthermore, we cannot asses the impact that President Trump’s second term will have on healthcare programs and regulations or the pharmaceutical industry in general. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future, as applicable.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions which may materially affect our business operations.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply with one or more applicable requirements the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

●	fines, injunctions and civil penalties;

●	recall, detention or seizure of our products;

●	the issuance of public notices or warnings;

●	operating restrictions, partial suspension or total shutdown of production;

●	withdrawing approval of a marketing application; and

●	criminal prosecution.

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

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry. Recently, the U.S. Office of Management and Budget issued a memo that instructed agencies, including the FDA, to implement reductions in the workforce. If such reductions result in staffing cuts at the FDA, there may be delays in the review and approval of drug candidates, which may delay our ability to market any current or future drug candidates.

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

On July 20, 2023, we experienced a cybersecurity incident. A third-party forensic technology company’s investigation confirmed that we were a victim of wire fraud due to a compromised electronic mail account. As of the date of this filing, we have identified losses totaling $78,198 related to this incident, net of amounts recovered. Following the incident, we have taken measures to enhance our electronic mail security and have modified our internal procedures to ensure the authenticity of payment instructions and we continue to evaluate additional measures for improving cybersecurity. Despite these prophylactic measures, the risk of such cyber-attacks against us or our third-party providers and business partners remains a serious issue. Cybersecurity incidents are pervasive, and the risks of cybercrime are complex and continue to evolve.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include Isomyosamine, Supera-CBD and the other product candidates we have in development, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

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

Currently, TNF has 18 issued U.S. patents, 69 issued foreign patents, one pending U.S. patent applications, and five foreign patent applications pending in such jurisdictions as Canada, China, Israel, and Japan, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

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

In addition to patent protection, we rely upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information (or as otherwise permitted by applicable law), are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices in protecting our trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

We may not have identified all patents, published applications or published literature that affect our business by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products. For example, we (or the licensor of a product to us) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office (the “USPTO”), for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, or materials used in or formed during the manufacturing process, or any final product itself, the holders of those patents may be able to block our ability to commercialize our product candidates unless we obtain a license under the applicable patents, or until those patents were to expire or those patents are finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of that patent may be able to block our ability to develop and commercialize a product candidate unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, a license may not be available on commercially reasonable terms, or at all, particularly if such patent is owned or controlled by one of our primary competitors. If we are unable to obtain a necessary license for a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Risks Related to Our Preferred Stock

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

The Series F Certificate of Designations, Series F-1 Certificate of Designations and Series G Certificate of Designations and the warrants issued concurrently therewith, contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. If in the future, while any of our Series F Preferred Stock, Series F-1 Preferred Stock, Series G Preferred Stock, Series F Warrants, Series F-1 Warrants or Series G Warrants are outstanding, we issue securities for a consideration per share of Common Stock (the “New Issuance Price”) that is less than the applicable conversion price of our preferred stock or the exercise price of the Series F Warrants, Series F-1 Warrants or Series G Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the applicable Certificate of Designations or the applicable warrants, to reduce the conversion price or the exercise price to be equal to the New Issuance Price, which will result in a greater number of shares of Common Stock being issuable upon conversion or exercise, as applicable, which in turn will increase the dilutive effect of such conversion or exercise on existing holders of our Common Stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series F Preferred Stock, Series F-1 Preferred Stock or Series G Preferred Stock or the exercise of the Series F Warrants, Series F-1 Warrants or Series G Warrants if we enter into a future transaction that reduces the applicable conversion price or exercise price. If we do not have a sufficient number of available shares for any such conversions or any such warrant exercises, we may need to seek stockholder approval to increase the number of authorized shares of our Common Stock, which may not be possible and will be time-consuming and expensive. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of our Series F Preferred Stock, Series F-1 Preferred Stock, Series G Preferred Stock or Series F Warrants, Series F-1 Warrants or Series G Warrants are outstanding.

Under the February 2023 SPA, the Series F-1 Purchase Agreement and Series G Purchase Agreement we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

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

Sales of a significant number of shares of our Common Stock in the public market could harm the market prices of our Common Stock and make it more difficult for us to raise funds through future offerings of Common Stock or other securities. Our stockholders and the holders of our options and warrants may sell substantial amounts of our Common Stock in the public market. In addition, we may be required to issue shares of Common Stock to the holders of our Series F Preferred Stock, Series F-1 Preferred Stock or Series G Preferred Stock upon conversion of such shares of our Series F Preferred Stock and the payment of the dividends thereunder in Common Stock as a result of the full ratchet anti-dilution price protection in the Certificate of Designation if the effective Common Stock purchase price in a subsequent offering is less than the then current conversion price, which in turn will increase the number of shares of Common Stock available for sale. See “Risk Factors—Risks Related to Our Series F Preferred Stock— The Certificate of Designations for the Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the applicable preferred stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock or upon the exercise of the warrants.”

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

As previously disclosed, on March 17, 2025, we received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that the Company will be provided with a compliance period until September 15, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

Effective as of 4:05 p.m. Eastern Standard Time on February 14, 2024, we effected the Reverse Stock Split of our common stock at a ratio of one-for-thirty. Simultaneously with the Reverse Stock Split, number of shares of our common stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and our authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. Our common stock continued to be traded on the Nasdaq Capital Market under the symbol TNF and began trading on a split-adjusted basis at market open on February 15, 2024. On March 4, 2024, we were notified by Nasdaq that we had regained compliance with all Nasdaq listing requirements and the matter was closed.

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

In addition, we may be required to issue an indeterminate number of shares of Common Stock to the holders of our Series F Preferred Stock, Series F-1 Preferred Stock, Series G Preferred Stock and related warrants upon the conversion or exercise of either, as applicable. See “Risk Factors—Risks Related to Our Preferred Stock— Holders of our Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock are entitled to certain payments under the applicable Certificate of Designations that may be paid in cash, in shares of Common Stock or in additional shares of Series G Preferred Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock..” and “Risk Factors—Risks Related to Our Preferred Stock—The Certificate of Designations for the Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the applicable preferred stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock or upon the exercise of the warrants.”

We do not anticipate paying cash dividends on our Common Stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our Common Stock and do not expect to do so in the foreseeable future. So long as any shares of Series F Preferred Stock, Series F-1 Preferred Stock or Series G Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the respective Certificate of Designations) without the prior written consent of the Required Holders (as defined in the respective Certificate of Designations). The declaration of dividends is further subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant our board of directors. You should not rely on an investment in us if you require dividend income from your investment in us. The success of your investment will likely depend entirely upon any future appreciation of the market price of our Common Stock, which is uncertain and unpredictable. There is no guarantee that our Common Stock will appreciate in value.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We operate as a pre revenue company in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Both our executive management team and our board of directors are involved in the assessment, identification, and management of such risks, including prevention, mitigation, detection, and remediation of cybersecurity incidents. We do not engage outside assessors, consultants, auditors or other third parties in connection with our assessment, identification and management of material risks associated with cybersecurity threats.

Our executive management team, including our president and chief financial officer, are responsible for day-to-day assessment, identification and management of material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The executive management team monitors current events in order to remain aware of current cybersecurity threats and is informed of cybersecurity incidents as they arise by our employees. Our president and chief financial officer are experienced business executives and as such have experience with regard to assessing and managing such cybersecurity risks. Our executive management team reports information about such cybersecurity risks to the board of directors.

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

Item 2. Properties.

The Company utilities a shared office and service provider as its current corporate headquarters located at 1185 Avenue of the Americas, Suite 249, New Yok, NY 10036. The Company’s monthly service fee is $136.

The Company leased its former corporate headquarters at an office facility located at 855 North Wolfe Street, Suite 601, Baltimore, Maryland 20215 (the “Maryland Lease”). The Maryland Lease, as amended, had an initial twelve-month term beginning on May 1, 2024, which term automatically renewed thereafter until termination by either party upon 60 days’ notice. The monthly rent of the Maryland Lease is $2,700 and automatically increases 3% on each anniversary date beginning May 1, 2025. On February 26, 2025, the Company provided notice of its intention not to renew the Maryland Lease, effective April 30, 2025.

We believe our current facilities are sufficient and adequate for our current needs.

Item 3. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a discussion of material legal proceedings affecting us as of December 31, 2024, please read Note 8 to the consolidated financial statements under “Litigation and Settlements,” which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock began trading on the Nasdaq Capital Market under the symbol “AKER” on January 23, 2014. On April 19, 2021, the symbol for our Common Stock changed to “MYMD.” On July 22, 2024, the symbol for our Common Stock changed to “TNF.”

Holders

As of April 4, 2025, there were approximately 735 holders of record of our Common Stock.

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

We currently intend to retain earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board and will depend on such factors as earning levels, contractual restrictions, capital requirements, our overall financial condition and any other factors deemed relevant by the Board. In addition, so long as any shares of Series F Preferred Stock, Series F-1 Preferred Stock or Series G Preferred Stock are outstanding, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the respective Certificate of Designations) without the prior written consent of the Required Holders (as defined in the respective Certificate of Designations).

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

We did not re-purchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2024.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our stockholders;

●	the outcome of litigation or other proceedings we may become subject to in the future;

●	the impact of our ability to meet the continued listing requirements of the Nasdaq Capital Market;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including Isomyosamine, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the potential future impact of pandemics on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of the future pandemics on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to achieve the expected benefits and costs of the transactions related to the acquisition of Supera Pharmaceuticals, Inc. (“Supera”);

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and

●	our compliance with all laws, rules, and regulations applicable to our business.

Overview

TNF is a clinical stage pharmaceutical company committed to extending healthy lifespan. TNF is focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, Isomyosamine and Supera-CBD:

●	Isomyosamine is a clinical stage small molecule that regulates the immunometabolic system to treat autoimmune disease, including (but not limited to) sarcopenia, frailty, adverse effects of drugs used to treat diabetes and obesity, rheumatoid arthritis, and inflammatory bowel disease. The first indication for which Isomyosamine is being developed is to treat age-related frailty and sarcopenia. Isomyosamine works by regulating the release of numerous pro-inflammatory cytokines, such as TNF-α, interleukin 6 (“IL-6”) and interleukin 17 (“IL-17”)

●	Supera-CBD is a synthetic analog of CBD being developed to treat various conditions, including, but not limited to, epilepsy, pain and anxiety/depression, through its effects on the CB2 receptor, opioid receptors and monoamine oxidase enzyme (“MAO”) type B.

The rights to Supera-CBDTM were previously owned by Supera Pharmaceuticals, Inc. (“Supera”) and were acquired by MyMD Florida (as defined below) immediately prior to the closing of the Merger (as defined below) that occurred in 2021.

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

Going Concern

As of December 31, 2024, the Company’s cash on hand was $173,154 and marketable securities were $8,345,082. The Company has incurred a net loss attributable to shareholders of $27,161,219 for the year ended December 31, 2024. As of December 31, 2024, the Company had working capital of $2,710,626 and stockholders’ equity of $9,789,740 including an accumulated deficit of $129,138,286. During the year ended December 31, 2024, cash flows used in operating activities were $8,976,347. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. Such factors raise substantial doubt about our ability to sustain operations for at least one year from the issuance of the audited financial statements included in this Annual Report. The accompanying financial statements do not include any adjustments related to the carrying amounts of assets or liabilities.

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

There is no assurance we will manage to raise additional capital or otherwise increase cash flows, if required. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nasdaq Deficiency

On March 17, 2025, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between January 30, 2025, to March 14, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until September 15, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for an additional 180 calendar days to regain compliance. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

Financial Operations Overview

We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and successfully commercialize our Isomyosamine and Supera-CBD product candidates. The lengthy process of securing marketing approvals for new drugs requires the expenditure of substantial resources. Any significant delay or failure to obtain regulatory approvals would materially adversely affect our product candidate’s development efforts and our business overall. In addition, if we obtain regulatory approval for Isomyosamine and/or Supera-CBD, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities.

We anticipate that our expenses will increase significantly as we:

●	advance the development of our Isomyosamine and Supera-CBD;

●	initiate and continue research and preclinical and clinical development of potential new product candidates;

●	maintain, expand and protect our intellectual property as it pertains to Isomyosamine and Supera-CBD;

●	expand our infrastructure and facilities to accommodate our growing employee base and ongoing development activities;

●	establish agreements with contract research organizations, or CROs, and third-party contract manufacturing organizations, or CMOs, in connection with our Supera-CBD preclinical studies, Isomyosamine ongoing and planned clinical trials, Supera-CBD clinical trials and the development of our manufacturing capabilities for Isomyosamine and Supera-CBD;

●	develop the large-scale manufacturing processes and capabilities for the commercialization of our Isomyosamine and Supera-CBD drug products;

●	seek marketing approvals for our Isomyosamine and Supera-CBD product candidates that successfully complete clinical trials and

●	establish a sales, marketing and distribution infrastructure to commercialize Isomyosamine and Supera-CBD should we obtain marketing approval

As a result of these anticipated expenditures, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our research and development efforts with Isomyosamine and Supera-CBD are successful, we may generate revenue from product sales or through license agreements with third parties.

Operating Expenses

Our operating expenses are broken into several components, including research and development and general and administrative costs.

We expect operating expenses to increase as we progress through the various clinical trials in the development of Isomyosamine and Supera-CBD.

Research and Development

Our research and development expenses primarily consist of costs associated with the development of Isomyosamine and Supera-CBD. These costs include, but are not limited to:

●	Contractual agreements with third parties including contract research organizations, preclinical activities and clinical trials;

●	Outside consultants including fees and expenses;

●	Laboratory supplies and equipment;

●	Regulatory compliance; and

●	Patent application and maintenance costs to protect our intellectual property.

None of our two employees are principally involved in research and development activities for either Isomyosamine or Supera-CBD. Their salaries, wages and benefits are captured as a component of research and development but not allocated to specific projects.

We utilize third party contractors and consultants with expertise in specific research or development activities to perform work under the supervision of our researchers. We believe this allows us to control costs and to progress through the development cycle and to utilize our staff more efficiently.

It is difficult to project with absolute accuracy the duration or final cost of the development of Isomyosamine and Super-CBD or if revenue will be generated from the commercialization of these components. The process of achieving regulatory approval is very costly and time consuming. A few of the many factors that contribute to costs of duration include:

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

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2024 and 2023

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, Isomyosamine and Supera-CBD. The following table summarized the results of operations for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,		Percent
Description	2024	2023	Change
Operating Expenses
General and Administrative	$4,161,907	$5,442,886	(23.5)
Research and Development	3,441,010	7,867,795	(56.3)
Stock Based Compensation	1,057,271	3,049,537	(65.3)
Series F Warrant Issuance Expenses	-	762,834	(100.0)
Series F-1 Warrant Issuance Expenses	539,097	-	100.0
Series G Warrant Issuance Expenses	969,505	-	100.0
Total Operating Expenses	$10,168,790	$17,123,052	(40,6)
Loss from Operations	(10,168,790)	(17,123,052)	40.6
Other Income (Expense), net	(13,190,146)	13,123,102	(200.5)
Net Loss	$(23,359,334)	$(3,999,950)	(484.0)
Preferred Stock Dividends	3,801,885	4,218,213	(9.9)
Net Loss Attributable to Common Shareholders	$(27,161,219)	$(8,218,163)	(230.5)

Revenue

We had no revenue from operations during the years ended December 31, 2024 and 2023.

Administrative Expenses

The table below summarizes our administrative expenses for the years ended December 31, 2024, and 2023 as well as the percentage of change year-over-year:

	For the Years Ended December 31,		Percent
Description	2024	2023	Change
Personnel Costs	$651,100	$1,410,950	(53.9)
Professional Service Costs	1,249,297	1,043,247	19.8
Stock Market & Investor Relations Costs	798,583	901,079	(11.4)
Other Administrative Costs	1,462,927	2,087,610	(29.9)
Total Administrative Expense	$4,161,907	$5,442,886	(23.5)

Personnel costs decreased $759,850 during the year ended December 31, 2024. We reduced administrative staffing during the year ended December 31, 2023, from four full-time positions to two and renegotiated one staff members compensation during the year ended December 31, 2024. In addition, two research and development staff members had 20% of their salaries allocated to general administrative expenses to recognize their areas of responsibility. One of these staff members separated during the year ended December 31, 2023, and the other during the year ended December 31, 2024. As of December 31, 2024, we have two full-time administrative staff members.

Professional services costs increased $206,050 during the year ended December 31, 2024. These costs include the consulting fees for our Interim Chief Financial Officer and 20% of the consulting fees for our President and Chief Medical Officer. Other costs include legal, accounting and audit, and specialized consulting services related to the initial and quarterly calculation of the fair market value of the Series F Preferred Stock, Series F-1 Preferred Stock and Series G Preferred Stock and their components.

Stock market and investor relations costs decreased $102,496 during the year ended December 31, 2024. These costs include the annual Nasdaq listing fees, activities related to keeping the stockholder base informed through press releases, presentations and other communication efforts, transfer agent fees, and the costs of annual stockholder meetings. The decrease is attributed to a reduction in consulting fees and stockholder meeting expenses.

Other administrative expenses decreased $624,683 during the year ended December 31, 2024. These costs include Board expenses, business insurance, corporate travel, and other general business expenses. The decrease is attributable to decreases in Board expenses, business insurance expenses, facility leasing expense, and corporate travel expenses.

Research and Development Expenses

The table below summarizes our research and development expenses for the years ended December 31, 2024, and 2023 as well as the percentage of change year-over-year:

	For the Year Ended December 31,		Percent
Description	2024	2023	Change
Salaries and Wages	$705,914	$1,765,488	(60.0)
Development Programs	2,387,664	5,593,041	(57.3)
Professional Services	317,134	329,271	(3.7)
Regulatory Expenses	390	21,574	(98.2)
Other Research and Development Expenses	29,908	158,421	(81.1)
Total Research and Development Expenses	$3,441,010	$7,867,795	(56.3)

Salaries and wages decreased $1,059,574 during the year ended December 31, 2024. We reduced administrative staffing during the year ended December 31, 2023, from six full-time positions to four and the remaining full-time staff separated during the year ended December 31, 2024. Two research and development staff members had 20% of their salaries allocated to general administrative expenses to recognize their areas of responsibility. One of these staff members separated during the year ended December 31, 2023, and the other during the year ended December 31, 2024. As of December 31, 2024, we have no full-time research and development staff members.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $3,205,377 during the year ended December 31, 2024, compared to the year ended December 31, 2023, a result of the completion of pre-clinical toxicology studies and the Phase 2 Sarcopenia clinical trial, the analysis of the Phase 2 Sarcopenia study results, and the acquisition of base compounds for use in on-going studies. During the year ended December 31, 2024, we engaged a new Contract Research Organization and began preparing materials for the Phase 2b Sarcopenia clinical trial.

Professional services costs decreased $12,137 during the year ended December 31, 2024, as compared to the year ended December 31, 2023. These costs include the 80% of the consulting fees for our President and Chief Medical Officer, other consulting services , and legal and patent related fees associated with the protection of our intellectual property.

Regulatory expenses decreased $21,184 during the year ended December 31, 2024, as compared to the year ended December 31, 2023. Regulatory expenses include clinical research organizations (CRO) and regulatory consulting fees associated with Phase 2 clinical study designs, protocol preparations and the maintenance of the investigator brochures.

Other research and development expenses decreased $128,513 during the year ended December 31, 2024, as compared to the year ended December 31, 2023. These expenses include laboratory supplies, training and travel while working with third-party trial sites. The decrease is attributable to specialized freight costs for materials and travel in support of the studies and data analysis of the Phase 2 Sarcopenia trial results.

Stock-Based Compensation

During the year ended December 31, 2024, stock-based compensation totaled $1,057,271. These expenses include stock options issued to directors, staff, and service providers. During the year ended December 31, 2023, stock-based compensation totaled $3,049,537 for stock options issued to staff and service providers, restricted stock units and Common Stock warrants issued for services.

During the year ended December 31, 2024, we did not issue any new stock options or restricted stock units to staff or service providers.

Other Income and Expense

The table below summarizes our other income and expenses for the years ended December 31, 2024 and 2023 as well as the percentage of change year-over-year:

	For the Years Ended December 31,		Percent
Description	2024	2023	Change
Interest and Dividend Income	$351,809	$455,570	(22.8)
Gain on Sale of Marketable Securities	976	416	134.6
Gain on changes in fair value of Marketable Securities	671	514	30.5
Gain/(Loss) on changes in fair value of Derivative Liabilities	(388,000)	3,088,800	(112.6)
Gain/(Loss) on changes in fair value of Warrant Liabilities	(4,410,000)	9,756,000	(145.2)
Loss on Issuance of Stock	(8,846,000)	-	100.0
Uninsured Casualty Gain/(Loss)	100,000	(178,198)	(156.1)
Total Other Income/(Expense)	$(13,169,544)	$13,123,102	(200.5)

Other expenses, net of income, totaled $13.169,544 for the year ended December 31, 2024, and other income, net of expenses, totaled $13,123,102 for the year ended December 31, 2023.

During the year ended December 31, 2024 interest and dividend income, the changes in fair value of our investments and realized gains from the sale of investments are primarily the availability of funds available for investment and the fluctuation of interest rates due to market conditions.

During the year ended December 31, 2024, we recorded a loss of $388,000 related to the change in fair value of the derivative liabilities.

●	For the Series F Derivative (as defined herein), we recorded a gain of $61,000 , We estimated the $0 fair value of the bifurcated embedded derivative at December 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.15 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 6.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.60%.

●	For the Series F-1 Derivative (as defined herein), we recorded a loss of $449,000. We estimated the $1,303,000 fair value of the bifurcated embedded derivative at December 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.15 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 7.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.60%.

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

During the year ended December 31, 2024, we recorded a loss of $4,410,000 related to the change in fair value of the warrant liabilities as follows:

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

During the year ended December 31, 2024, we recorded a loss associated with the issuance of the Series F-1 Preferred Stock totaling $3,737,000 and the Series G Preferred Stock totaling $5,109,000. The losses resulted from the fair market value of the warrants issued exceeding the sum of the gross proceeds, discount and derivative derived from the placement of the preferred shares.

For the year ended December 31, 2023, we identified a casualty loss of $178,198 related to wire fraud due to a compromised electronic mail account. This incident occurred on May 17, 2023 and was discovered on July 20, 2023 when the vendor notified us of a delinquent invoice. An investigation determined that the original invoice from the vendor, sent to our consultant on this project, was intercepted and resent with altered wring instructions from a domain name that varied from the actual vendor’s domain by one character. We notified our cyber insurance carrier on November 9, 2023. The Company recovered $100,000 of this loss from the insurance carrier on July 2, 2024.

Income Taxes

As of December 31, 2024, and 2023, we had U.S. federal net operating loss carry forwards of approximately $116.5 million and $113.1 million, respectively. Approximately $47.1 million of the U.S. federal net operating loss generated in tax years beginning before January 1, 2018 expire beginning with the year ending December 31, 2025 through 2037. The remaining U.S. federal net operating loss of approximately $69.4 million does not expire, however it is limited to 80% of each subsequent year’s net income. As of December 31, 2024, and 2023, we had U.S. state net operating loss carry forwards of approximately $55.7 million and $45.2 million, respectively, some of which expire beginning with the year ending December 31, 2025 through 2044.

Under Section 382 of the Code, use of our net operating loss carryforwards is limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. We experienced an ownership change as a result of the Merger and therefore our ability to utilize our net operating loss carryforwards and certain credit carryforwards are limited. The limitation is determined by the fair market value of our common stock outstanding immediately prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger caused our net operating loss carryforwards to be limited. However, the limitation had no impact on our financial statements since we recorded a full valuation allowance for our deferred tax assets as of December 31, 2024 and 2023 (See Note 7 to the Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2024, the Company’s cash on hand was $173,154 and marketable securities were $8,345,082. The Company has incurred a net loss attributable to shareholders of $27,161,219 for the year ended December 31, 2024. As of December 31, 2024, the Company had working capital of $2,710,626 and stockholders’ equity of $9,789,740 including an accumulated deficit of $129,138,286. During the year ended December 31, 2024, cash flows used in operating activities were $8,976,347. Since inception, the Company has met its liquidity requirements principally through the sale of its common and preferred stock in public and private placements; however, there is no assurance that management will be able to obtain additional financing in the future.

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

Operating Activities

Our net cash used by operating activities during the year ended December 31, 2024, were $8,976,347, consisting primarily of a net loss of $23,359,334 a decrease in trade and other payables of $814,114 and a decrease in deferred compensation payable of $100,538 offset by fair value adjustments for derivatives of $388,000, fair value adjustments for warrants of $4,410,000, non-cash losses on the issuance of preferred stock of $8,846,000, non-cash share-based compensation of $1,057,271, and non-cash compensation to a service provider of $600,000.

Our net cash used by operating activities during the year ended December 31, 2023, were $12,980,625, consisting primarily of a net loss of $3,999,950 and fair value adjustments of $3,088,800 for derivatives and $9,756,000 for warrants related to offering of preferred stock offset by non-cash share-based compensation of $3,049,537, an increase in trade and other payables of $1,042,997 and a decrease in prepaid expenses of $327,439.

Investing Activities

Our net cash used in investing activities totaled $6,101,329 for the year ended December 31, 2024, as compared to cash provided by investing activities totaling $1,845,726 during the year ended December 31, 2023. During the year ended December 31, 2024, we purchased securities totaling $12,851,809 and sold securities totaling $6,750,480. During the year ended December 31, 2023, we purchased securities totaling $13,454,304 and sold securities totaling $15,300,000.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024, was $12,569,820 which consisted of $14,000,000 for the net proceeds from the sale of preferred stock offset by $73,472 for the redemption of preferred stock and dividends on preferred stock of $1,356,708. Net cash provided by financing activities during the year ended December 31, 2023, was $13,066,819 which consisted of 14,685,689 for the net proceeds from the sale of preferred stock offset by $89,635 for the redemption of Preferred Stock, $1,452,145 for dividends and $77,090 for premiums related to such shares.

February 2023 Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock with a stated value of $1,000 per share, initially convertible into up to 6,651,885 shares (pre-split) of the Company’s Common Stock at an initial conversion price (the “Series F Conversion Price”) of $2.255 per share (pre-split), subject to adjustment (the “Series F Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,651,885 shares (pre-split) of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”).

Following the Reverse Stock Split, (i) the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designations, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designations”) with the Secretary of State of the State of Delaware, and (ii) the exercise price of the Series F Warrants (the “Series F Exercise Price”) was adjusted to $3.18 per share. In connection with the Private Placements (as defined herein), (i) the Series F Conversion Price was further adjusted to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was further adjusted to $1.816 per share. As of December 31, 2024, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (as defined herein), (i) the Series F Conversion Price was equal to $1.30 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was equal to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was equal to 11,538,462 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of December 31, 2024, there were 4,211 Series F Preferred Shares outstanding and Series F Warrants outstanding to purchase up to 8,259,911 shares of Common Stock. As of December 31, 2024, Series F Conversion Price was equal to $1.30 and on March 4, 2025, the Series F Conversion Price was adjusted to $0.364.

Series F Convertible Preferred Stock

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

On May 20, 2024, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “May 2024 Series F Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations). Pursuant to the May 2024 Series F Agreement, the Required Holders agreed to (i) amend the Series F Purchase Agreement to amend certain terms relating to purchase rights thereunder, (ii) waive certain rights under the Series F Purchase Agreement and Series F Certificate of Designations in respect of the issuance of the Company’s Series F-1 Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series F-1 Preferred Stock”), the Company’s Series G Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series G Preferred Stock”), and entrance by the Company into the Purchase Agreements (as defined herein), (iii) waive the requirement that the Company reserve for issuance a sufficient number of shares of Common Stock as required by the Series F Certificate of Designations, the Series F Purchase Agreement and Series F Warrants, until such time as the Company obtains the Stockholder Approval (as defined herein), and (iv) consent to the issuance of the Series F-1 Preferred Stock and Series G Preferred Stock as required pursuant to certain terms of the Series F Certificate of Designations, the Series F Purchase Agreement and the Series F Warrants, as applicable. The Company and the Required Holders further agreed pursuant to the May 2024 Series F Agreement, to amend the Series F Certificate of Designations by filing a Certificate of Amendment to the Series F Certificate of Designations (the “Series F Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Series F Certificate of Amendment amends the Series F Certificate of Designations to (i) extend the maturity date to December 31, 2024, (ii) permit and modify certain procedures related to the payment of installment amounts with respect to the Installment Dates (as defined in the Series F Certificate of Designations) falling between (and including) July 1, 2024, and (and including) August 1, 2024, thereunder, and (iii) modify the schedule of Installment Dates.

On November 7, 2024, each holder of the Series F Preferred Shares agreed that payment by the Company of any Installment Amounts (as defined in the Series F Certificate of Designations) that are accrued and are unredeemed, unconverted and/or otherwise unpaid as of November 7, 2024, will be deferred until December 1, 2024.

On April 8, 2025, the Company entered into an Omnibus Amendment Agreement (“April 2025 Amendment Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State of the State of Delaware (the “April 2025 Series F-1 Certificate of Amendment”), (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State of the State of Delaware (the “April 2025 Series F Certificate of Amendment”), (iii) the Series F-1 Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Seres F-1 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series F-1 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding as of the date of such issuance (the “Excluded Securities Modification”), and (iv) to amend the term of the Series F-1 Short-Term Warrants to be five years from the date of issuance. In addition, in consideration of the foregoing, the Company agreed to reduce the size of the board of directors of the Company to no more than six directors, no later than the Company’s 2025 annual meeting of stockholders.

The April 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to June 30, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of December 31, 2024, and (B) subject to obtaining the approval of the Company’s stockholders, effective January 1, 2025, increase the aggregate Stated Value of the Series F Preferred Stock outstanding to an amount equal to 110% of the aggregate Stated Value of the Series F Preferred Stock outstanding. The April 2025 Series F Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designations. The Series F Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. Effective as of April 8, 2024, the Company appointed Dr. Mitchell Glass to serve as a member of the Company’s board of directors, with Mr. Glass having been elected to such position by the holders of the Series F Preferred Share.

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

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 4,716,904 shares of Common Stock, with an initial exercise price of $3.18 per share (subject to adjustment), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately. As of December 31, 2024, the Series F Exercise Price was equal to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was equal to 11,538,462 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

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

Series F-1 Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) an aggregate of 5,050 shares of the Company’s newly-designated Series F-1 Preferred Stock, initially convertible into up to 2,780,839 shares of Common Stock at a conversion price (the “Series F-1 Conversion Price”) of $1.816 per share, (ii) short-term warrants to acquire up to an aggregate of 2,780,839 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) long-term warrants to acquire up to an aggregate of 2,780,839 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an exercise price of $1.816 per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placement occurred on May 23, 2024 (the “Series F-1 Closing Date”).

As of December 31, 2024, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock, (i) the Series F-1 Conversion Price was equal to $1.30 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Certificate of Designations and, (ii) the exercise price of the Series F-1 Warrants was equal to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was equal to 7,769,230 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

We received net proceeds from the Series F-1 Private Placement of approximately $5.0 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of December 31, 2024, there were 4,747 shares of Series F-1 Preferred Stock outstanding, Series F-1 Short-Term Warrants outstanding to purchase up to 3,884,615 shares of Common Stock and Series F-1 Long-Term Warrants outstanding to purchase up to 3,884,615 shares of Common Stock. As of December 31, 2024, the Series F-1 Conversion Price was equal to $1.30 and as of March 4, 2025, the Series F-1 Conversion Price was adjusted to $0.364.

Series F-1 Preferred Stock

The Series F-1 Preferred Stock became convertible upon issuance into Common Stock (the “Series F-1 Conversion Shares”) at the election of the holder at any time at the initial conversion price of $1.816. The Series F-1 Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F-1 Conversion Price (subject to certain exceptions).

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

Series F-1 Warrants

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance.

The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately. As of December 31, 2024, the Series F Exercise Price was adjusted to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 7,769,230 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

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

Series G Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement” and collectively with the Series F-1 Purchase Agreement, each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with certain accredited investors (the “Series G Investors” and collectively with the Series F-1 Investors, the “Investors”), with certain accredited investors (the “Series G Investors”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 4,928,416 shares of the Company’s Common Stock, at an initial conversion price (the “Series G Conversion Price”) of $1.816 per share (ii) short-term warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) long-term warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an initial exercise price (the “Series G Exercise Price”) of $1.816 per share (collectively, the “Series G Private Placement” and collectively with the Series F-1 Private Placement, each a “Private Placement” and collectively, the “Private Placements”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date” and collectively with the Series F-1 Closing Date, the “Closing Date”).

As of December 31, 2024, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock, (i) the Series G Conversion Price was equal to $1.30 per share due to the full ratchet anti-dilution provisions contained in the Series G Certificate of Designations and, (ii) the exercise price of the Series G Warrants was equal to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was equal to 13,769,230 shares pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

We received net proceeds from the Series G Private Placement of approximately $8.9 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of December 31, 2024, there were 8,884 shares of Series G Preferred Stock outstanding, Series G Short-Term Warrants outstanding to purchase up to 6,884,615 shares of Common Stock, and Series G Long-Term Warrants outstanding to purchase up to 6,884,615 shares of Common Stock. As of December 31, 2024, the Series G Conversion Price was equal to $1.30 and on March 4, 2025, the Series G Conversion Price was adjusted to $0.364.

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

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Shares (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the years ended December 31, 2024 and 2023, the Company recorded dividends totaling $559,032 and $0, respectively, which are reported as Series G Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

Series G Warrants

Pursuant to the Series G Private Placement, the Company issued to investors (i) the Series G Long-Term Warrants to purchase 4,928,416 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series G Short-Term Warrants to purchase 4,928,416 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance. As of December 31, 2024, the Series G Exercise Price was adjusted to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionally to 13,769,230 shares pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the years ended December 31, 2024 and 2023 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Share Increase

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

Management evaluated the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

On April 8, 2025, the Company entered into the April 2025 Amendment Agreement with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing the April 2025 Series F-1 Certificate of Amendment with the Secretary of State of the State of Delaware, (ii) the Series F Certificate of Designations, as described below, by filing the April 2025 Series F Certificate of Amendment with the Secretary of State of the State of Delaware, (iii) the Series F-1 Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Series F-1 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series F-1 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding as of the date of such issuance, and (iv) to amend the term of the Series F-1 Short-Term Warrants to be five years from the date of issuance. In addition, in consideration of the foregoing, the Company agreed to reduce the size of the board of directors of the Company to no more than six directors, no later than the Company’s 2025 annual meeting of stockholders.

The April 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to June 30, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of December 31, 2024, and (B) subject to obtaining the approval of the Company’s stockholders, effective January 1, 2025, increase the aggregate Stated Value of the Series F Preferred Stock outstanding to an amount equal to 110% of the aggregate Stated Value of the Series F Preferred Stock outstanding. The April 2025 Series F Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

The April 2025 Series F-1 Certificate of Amendment amends the Series F-1 Certificate of Designations to amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification. The April 2025 Series F-1 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

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

Name	Age	Position with the Company
Mitchell Glass, M.D.	73	Director, President and Chief Medical Officer
Ian Rhodes	52	Interim Chief Financial Officer
Craig Eagle, M.D.	57	Director
Christopher Schreiber	59	Director
Joshua Silverman	53	Director, Chairman of the Board
Jude Uzonwanne	49	Director
Bill J. White	64	Director
Stephen Friscia	54	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Dr. Mitchell Glass has been our director since April 8, 2024, and currently serves as our President and Chief Medical Officer, a position he has held since June 13, 2024. Dr. Glass is presently Chief Executive Officer of Chronic Airway Therapeutics, Chairman and Chief Executive Officer of ACCOLADE Pharma LLC and a principal at Broom Street Associates. Previously, Dr. Glass was director of pulmonary therapeutics at ICI/Zeneca and responsible world-wide for the development of zafirlukast (“Accolate®), the first successful antileukotriene for the treatment of asthma. Dr. Glass also served as Vice President at SmithKline Beecham beginning March, 1995, where he also held executive roles in the development of carvedilol (COREG®) for heart failure, eprosartan (TEVETEN®) for hypertension and led the worldwide portfolio development in cardiovascular, respiratory, renal and metabolic diseases and disorders. At Athrogenix, Dr. Glass led the development of AGI1067 to a successful end of phase 2 meeting with the FDA. After 2 years as the CSO of the University City Science Center in Philadelphia between 2005 and 2006, which included responsibility for 54 early-stage companies, Dr. Glass joined Aqumen Pharma KK (“Aqumen Pharma”) in 2006 as Director Aqumen KK. Dr. Glass also served as Chief Executive Officer and Chief Medical Officer of Aqumen Pharma’s U.S. subsidiary was responsible for the ophthalmic portfolio, the lead compound of which was successfully developed and marketed in the U.S. and served in such roles until 2011. Previously, Dr. Glass served as the Chief Medical Officer and Director at Invion Plc. (ASX IVN) (“Invion”) beginning 2011 until 2019 and led the de-merger of Invion into Chronic Airway Therapeutics, the lead compound of which, nadolol, executed a positive proof of concept study in smokers with bronchitis. Dr. Glass graduated from the University of Chicago and is board certified in internal medicine, pulmonary and critical care medicine.

Ian Rhodes has been our Interim Chief Financial Officer since February 1, 2021. Since August 2024, Mr. Rhodes has been the Chief Financial Officer of Renatus Tactical Acquisition Corp I. Mr. Rhodes joined Brio Financial Group (“Brio”) in January 2021. From March 2020 to December 2020, Mr. Rhodes served as the Interim Chief Financial Officer of Roadway Moving and Storage. From November 2018 to July 2019, he served as Interim CFO of Greyston Bakery and Foundation. From December 2016 to September 2018, Mr. Rhodes served as President, Chief Executive Officer and Director of GlyEco, Inc., and served as Chief Financial Officer of GlyEco, Inc. from February 2016 to December 2016. From May 2014 to January 2016, he served as Chief Financial Officer of Calmare Therapeutics. Mr. Rhodes began his career at PricewaterhouseCoopers, where he worked for 15 years. Mr. Rhodes holds a Bachelor of Science degree in Business Administration with a concentration in Accounting from Seton Hall University and is a licensed CPA in New York.

Craig Eagle, M.D. has been our director since April 16, 2021. Dr. Eagle is currently the Chief Medical Officer of Guardant Health, Inc (“Guardant”). since 2021. To date, under Dr. Eagle’s leadership, Guardant has expanded liquid cancer biopsy testing as well as expanding blood-based screening with an FDA approved colon cancer screening test and a research agreement with National Cancer Institute (“NCI”) for multi-cancer screening. Previously, Dr. Eagle was Vice President of Oncology at Genentech, where he oversaw the medical programs across Genentech’s oncology portfolio. Prior to his current role, Dr. Eagle worked in several positions at Pfizer from 2009 to 2019, including as the oncology business lead in the United Kingdom and Canada, the global lead for Oncology Strategic Alliances and Partnerships based in New York, and as the head of the Oncology Therapeutic Area Global Medical and Outcomes Group, including the U.S. oncology medical business. Through his multiple roles at Pfizer, Dr. Eagle delivered significant business growth and was involved in multiple strategic acquisitions and divestitures. In addition, while at Pfizer, Dr. Eagle oversaw extensive oncology clinical trial programs, multiple regulatory and payer approvals across Pfizer’s oncology portfolio, health outcomes assessments and scientific collaborations with key global research organizations like the NCI, and the European Organization for Research and Treatment of Cancer (EORTC), and led worldwide development of several compounds including celecoxib, aromasin, irinotecan, dalteparin and ozagomicin. Dr. Eagle currently serves as a member of the board of directors and chair of the Science and Policy Committee of Pierian Biosciences, a privately held life sciences company. Dr. Eagle attended Medical School at the University of New South Wales, Sydney, Australia and received his general internist training at Royal North Shore Hospital in Sydney. He completed his hemato-oncology and laboratory hematology training at Royal Prince Alfred Hospital in Sydney and was granted Fellowship in the Royal Australasian College of Physicians (FRACP) and the Royal College of Pathologists Australasia (FRCPA). After his training, Dr. Eagle performed basic research at the Royal Prince of Wales hospital to develop a new monoclonal antibody to inhibit platelets before moving into the pharmaceutical industry. Dr. Eagle’s qualifications to sit on the Board include his long and successful career in the international pharmaceutical industry, his senior executive experience in areas such as business growth, strategic alliances and mergers and acquisition transactions, his experience as a member of both public and private company boards in the healthcare and life science industries, and his wealth of oncology experience, including leading and participating in scientific research, regulatory, pricing & re-imbursement negotiations for compounds in therapeutic areas.

Christopher C. Schreiber has been our director since August 8, 2017 and he previously served as our Chief Executive Officer, President, and Executive Chairman of the Board at various times. Mr. Schreiber combines over 30 years of experience in the securities industry. Mr. Schrieber retired in 2023 from his position as the Managing Director of Capital Markets at Taglich Brothers, Inc., where Mr. Schreiber built upon his extensive background in capital markets, deal structures, and syndications. Prior to his time at Taglich Brothers, Inc., he was a member of the board of directors of Paulson Investment Company, a 40-year-old full-service investment banking firm. In 2023, Mr. Schrieber joined the Board of Directors of Sonon Group, a German based company that focuses on providing solar-powered mobility applications. In addition, Mr. Schreiber serves as a director and partner of Long Island Express North, an elite lacrosse training organization for teams and individuals. Mr. Schreiber is a graduate of Johns Hopkins University, where he received a bachelor’s degree in political science. Mr. Schreiber’s qualifications to sit on the Board include his financial expertise and his experience with the Company.

Joshua Silverman has been our director since September 6, 2018 and currently serves as Chairman of the Board. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies to solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. Mr. Silverman currently serves as a director of AYRO Inc., Petros Pharmaceuticals, Inc., Synaptogenix Inc., Femasys Inc., and Pharmacyte Biotech, Inc., all of which are public companies. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment professional, management consultant and as a director of numerous public companies.

Jude Uzonwanne has been our director since April 16, 2021. Mr. Uzonwanne is currently an independent consultant at Miralogx LLC, where he previously served as Chief Operating Officer / Senior Adviser from June 2022 to December 2024. From June 2022 until April 2023, Mr. Uzonwanne served as the Chief Executive Officer for Mira Pharmaceuticals Inc. (“Mira”), a U.S. based biopharmaceutical company focused on developing an oral FDA approved marijuana analog. Prior to Mira, he was the Chief Business Officer at a genetics-based healthcare company, 54gene, from March 2021 to June 2022. Prior to 54gene, he was a Principal with ZS Associates, Inc. (“ZS Associates”), a consulting and professional services firm, a position he held from January 2021 to March 2021. Prior to joining ZS Associates, Mr. Uzonwanne was a Principal at IQVIA, Inc. (“IQVIA”) from 2018 to 2020, where he served as the head of the firm’s US Financial Investors Consulting practice and as management consulting lead for IQVIA’s service to a global pharmaceutical company and select emerging biopharmaceutical companies. Prior to joining IQVIA, Mr. Uzonwanne served as Vice President (Associate Partner) at EY-Parthenon LLP from 2016 to 2018, where he managed teams advising corporate and private equity investors on a range of commercial due diligence targets in healthcare strategies and advised clients on growth accelerating strategies and investments. Prior to this role, Mr. Uzonwanne has worked for several other companies including Bain & Company, Dalberg Global Development Advisers, the Bill and Melinda Gates Foundation, and Monitor Group. Mr. Uzonwanne is a 1998 graduate of Swarthmore College (double Honors B.A in Economics and Political Science). Mr. Uzonwanne’s qualifications to sit on the Board include his extensive life sciences advisory experience, as well as a deep corporate strategy and finance role across multiple markets globally.

Bill J. White has been our director since August 8, 2017. Mr. White has more than 30 years of experience in financial management, operations and business development. Most recently, he served as Chief Financial Officer of Sidus Space, Inc. (Nasdaq: SIDU), as the chief financial officer for ProPhase Labs Inc. (Nasdaq: PRPH), and the chief financial officer, chief operating officer, treasurer and secretary of Intellicheck, Inc., (Nasdaq: IDN). Prior to working at Intellicheck, Inc., he served 11 years as the chief financial officer, chief operating officer, secretary and treasurer of FocusMicro, Inc. (“FM”). As co-founder of FM, Mr. White played an integral role in growing the business from the company’s inception to leading its international expansion into Dubai, UAE. Mr. White has broad domestic and international experience including managing rapid and significant growth, import/export, implementing tough cost management initiatives, exploiting new growth opportunities, merger and acquisitions, strategic planning, resource allocation, tax compliance and organization development. Prior to co-founding FM, he served 15 years in various financial leadership positions in the government sector. Mr. White started his career in Public Accounting. Mr. White holds a Bachelor of Arts in Business Administration from Washington State University and is a Certified Fraud Examiner. Mr. White was selected to serve on the Board of Directors in part because of his significant financial and accounting experience with public companies.

Stephen Friscia has been our director since June 13, 2024. Mr. Friscia is the manager and co-founder of Kipps Capital, a family office established in 2016. Previously, Mr. Friscia was a managing director and portfolio manager for multiple institutional investment and asset management firms, with several focused in small and mid-cap value equities, including Iridian Asset Management LLC, MacKay Shields LLC, Bear Stearns Asset Management Inc., John A. Levin & Co., Inc., and Evergreen Investments LLC (Wachovia Corporation). Mr. Friscia received his B.A. from Pace University – Lubin School of Business. Mr. Friscia’s qualifications to sit on the Board include his experience with small and mid-cap companies.

Family Relationships

There are no family relationships between any of our officers or directors.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct, which applies to our Board, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as, compliance with applicable laws and regulations, handling of books and records, public disclosure reporting, insider trading, conflicts of interest, competition and fair dealing, and other violations. Our Code of Business Ethics and Conduct is available on our website at www.tnfpharma.com in the “Governance” section found under the “Investors” tab. We intend to disclose any amendments to, or waivers from, our Code of Business Ethics and Conduct at the same website address provided above.

We formed a Risk and Disclosure Committee, which is served by the members of the Audit Committee, which reviews our ethics and risk program and internal controls over compliance and identifies and recommends to the Board any changes that it deemed necessary. The Risk and Disclosure Committee also monitors compliance with our Code of Ethics, reviews and evaluates our public disclosures and disclosure controls and procedures and handles any whistleblower complaints.

Insider Trading Policy

The Company has adopted an Insider Trading Policy which governs trading policy and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of the insider trading policy is included in Exhibit 14.1 to this Annual Report on Form 10-K. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material non-public information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any.

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

Board Diversity

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

Director Independence

We are currently listed on the Nasdaq Capital Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules (“Nasdaq Rules”). Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, share ownership, and affiliations with other board members, shareholders, business, contractor and family relationships, as well as the amount of the compensation we pay to each director, we have determined that Dr. Glass, Mr. Silverman, Mr. White, Dr. Eagle, and Mr. Uzonwanne have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the Nasdaq Listing Rules.

Our Bylaws to require that at least 50% of the Board will qualify as “independent directors” under the Nasdaq Rules and that the Chairman of the Board will be an independent director. Currently, more than 50% of the Board qualify as “independent directors” under the Nasdaq Rules. We are currently in compliance with these requirements.

Board Committees

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. Currently, the Board has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Risk and Disclosure Committee. Committee assignments are re-evaluated annually. Each of these committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at www.tnfpharma.com in the “Corporate Governance” section under “Investors.”

The following table sets forth the membership of each of the Board committees listed above.

Name	Audit Committee	Compensation Committee	Nomination Corporate Governance Committee	Risk and Disclosure Committee
Mitchell Glass, M.D.
Craig Eagle, M.D.		Member
Christopher C. Schreiber
Joshua Silverman	Member	Chair	Member	Member
Jude Uzonwanne	Member	Member	Chair	Member
Bill J. White	Chair		Member	Chair
Stephen Friscia

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

Compensation Committee

Our Compensation Committee is responsible for, among other matters:

●	reviewing and approving on an annual basis goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and determining the compensation of our Chief Executive Officer based on this evaluation or recommending such goals, objectives and compensation of our Chief Executive Officer’s to the Board for its approval;

●	reviewing and approving on an annual basis the compensation of our executive officers other than our Chief Executive Officer;

●	reviewing on an annual basis the fees and equity compensation paid to the Company’s non-employee directors for service on the Board and Board committees and recommending any changes to the Board as necessary;

●	selecting, retaining and terminating any compensation consultant to be used by the Compensation Committee or us to assist in the evaluation of the compensation of non-employee directors, the Chief Executive Officer or the other executive officers and approving such compensation consultant’s fees and other retention terms, and overseeing the work of such compensation consultant;

●	reviewing, approving and, when appropriate, making recommendations to the Board for approval, incentive-compensation programs and equity-based plans and the adoption of or material changes in material employee benefit, bonus, severance and other compensation plans;

●	reviewing and approving and, when appropriate, recommending to the Board for approval, any employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or the Board, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans;

●	determining and approving the options and other equity-based compensation to be granted to executive officers, including the Chief Executive Officer, and shall recommend to the Board for approval options and other equity-based compensation to be granted to non-employee directors, and

●	in conjunction with the Chief Executive Officer, determining the issuance of options and other equity-based compensation under the Company’s incentive compensation and other stock-based plans to all other officers and employees.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other matters:

●	overseeing the administration of our Code of Business Ethics and Conduct and related policies;

●	leading the search for and recommending individuals qualified to become members of the Board, and selecting director nominees to be presented for election by the stockholders at each annual meeting;

●	ensuring, in cooperation with the Compensation Committee, that no agreements or arrangements are made with directors or relatives of directors for providing professional or consulting services to us or our affiliates, individual officers or one of their affiliates, without appropriate review and evaluation for conflicts of interest;

●	ensuring that Board members do not serve on more than six other for-profit public company boards that have a class of securities registered under the Exchange Act in addition to the Board;

●	reviewing the Board’s committee structure and to recommend to the Board for its approval;

●	reviewing recommendations received from stockholders for persons to be considered for nomination to the Board;

●	monitoring compliance with our corporate governance guidelines;

●	developing and implementing an annual self-evaluation of the Board, both individually and as a Board, and of its committees;

●	reviewing and recommending changes to procedures whereby stockholders may communicate with the Board;

●	assessing the independence of directors annually and reporting to the Board;

●	recommending to the Board for its approval, the leadership structure of the Board, including whether the Board should have an executive or non-executive Chairman, whether the roles of Chairman and Chief Executive Officer should combine, and whether a Lead Director of the Board should be appointed; provided that such structure shall be subject to the bylaws of the Company then in effect.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, the Company believes that each person who, at any time during the year ended December 31, 2024, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year with the following exceptions: a Form 3 for Mr. Glass Mitchell was filed late on May 16, 2024 and a Form 3 for Mr. Stephen Friscia was filed late on June 28, 2024.

Item 11. Executive Compensation.

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the 2024 fiscal year and whose salary, as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) up to two most highly compensated former executive officers who were no longer serving as an executive officer at the end of the 2024 fiscal year (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”).

Our Named Executive Officers for 2024 were as follows:

●	Mitchell Glass, M.D., President and Chief Medical Officer

●	Ian Rhodes, CPA, Interim Chief Financial Officer

●	Christopher Chapman, M.D., Former, President and Chief Medical Officer

●	Adam Kaplin, M.D., Former Chief Scientific Officer

Effective as of 4:05 pm Eastern Time on February 14, 2024 we filed an amendment to our Amended and Restated Certificate of Incorporation to effect a Reverse Stock Split of the issued and outstanding shares of our Common Stock, at a ratio of 1 for 30. The stock awards listed below have been adjusted to give effect to the Reverse Stock Split.

Summary Compensation Table

Name and Principal Position	Notes	Year	Salary	Bonus	Stock Awards	Option Awards(1)		All Other Compensation(2)		Total

Mitchell Glass, M.D.(3)		2024	175,833	-	-	-		6,500	(9)	182,333
President, Chief Medical Officer

Ian Rhodes, CPA.(4)		2024	162,000	-	-	-		-		162,000
Interim Chief Financial Officer		2023	162,000	-	-	-		-		162,000

Christopher Chapman, M.D.(5)		2024	269,231	-	-	-		151,154		420,385
Former President, Chief Medical Officer		2023	464,703	200,000	-	2,218,565	(7)	1,058		2,884,326

Adam Kaplin, M.D., PhD(6)		2024	76,112	-	-	-		2,019		78,131
Former Chief Scientific Officer		2023	250,000	100,000		235,245	(8)	8,750		593,995

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of option awards granted during the fiscal year ended December 31, 2024, computed as of their respective grant dates in accordance with FASB ASC Topic 718 for share-based compensation transactions.
(2)	This column reflects the matching contribution paid to participants of the TNF Pharmaceuticals, Inc. 401(k) PS Plan (the “401(k) Plan”) and amounts paid for personal time off and severance of separated employees.
(3)	Dr. Glass was appointed President and Chief Medical Officer of TNF effective June 13, 2024. For further information regarding the terms of Dr. Glass’ employment, see the section below titled “Narrative Disclosure to Summary Compensation Table—Employment of Mitchell Glass, M.D.”
(4)	Ian Rhodes serves as our interim Chief Financial Officer on the terms of a CFO Consulting Agreement, dated July 21, 2020, between the Company and Brio Financial Group. For further information regarding the terms of Mr. Rhodes’ employment, see the section below titled “Narrative Disclosure to Summary Compensation Table—Employment of Ian Rhodes.”
(5)	Dr. Chapman was appointed President and Chief Medical Officer of TNF effective April 16, 2021. Prior to the Merger, Dr. Chapman served as the President and Chief Medical Officer of MyMD Florida effective November 1, 2020. On June 14, 2024, Dr. Chapman resigned from his position as President, Chief Medical Officer and member of the board of directors of the Company. For further information regarding the terms of Dr. Chapman’s employment, see the section below titled “Narrative Disclosure to Summary Compensation Table—Employment of Chris Chapman, M.D.” Dr. Glass is not entitled to any additional compensation for his service as President and Chief Medical Officer.
(6)	Dr. Kaplin was appointed Chief Scientific Officer of TNF effective April 16, 2021. Prior to the Merger, Dr. Kaplin served as Chief Scientific Officer of MyMD Florida effective December 18, 2020. On April 15, 2024, Dr. Kaplin resigned from his role as an officer of the Company. For further information regarding the terms of Dr. Kaplin’s employment, see the section below titled “Narrative Disclosure to Summary Compensation Table—Employment of Adam Kaplin, M.D., Ph.D.”
(7)	On April 16, 2021, Mr. Rivard entered into an employment agreement, under which he received an annual salary of $165,000. On March 22, 2023, Mr. Rivard was appointed as Chief Legal Officer and his annual salary was increased to $275,000, retroactively to January 1, 2023. Prior to the Merger, Mr. Rivard served as Executive Vice President of Operations and General Counsel of MyMD Florida effective September 21, 2020. Effective as of November 14, 2023, Mr. Rivard separated from his employment with the Company.
(8)	On April 4, 2023, the Company granted 25,000 non-qualified stock options, on June 7, 2023, the Company granted 10,000 non-qualified stock options, and on September 6, 2023, the Company granted 33,334 non-qualified stock options to Dr. Chapman. Pursuant to the Chapman Severance Agreement (as defined herein), such options accelerated upon Dr. Chapman’s resignation and Dr. Chapman was provided with three months following his resignation to exercise such options. Such options were not exercised within the prescribed period and, accordingly, were forfeited.
(9)	On June 7, 2023, the Company granted 5,000 non-qualified stock options to Dr. Kaplin.
(10)	Dr. Glass has served as a member of the Board of Directors since April 8, 2024. Dr. Glass’ board fees totaled $6,500 for the year ended December 31, 2024.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with certain of our Named Executive Officers.

Employment of Ian Rhodes

On July 21, 2020, the Company entered into a CFO Consulting Agreement (the “Consulting Agreement”) with Brio Financial Group (“Brio”), pursuant to which, Brio would provide an Interim Chief Financial Officer for the Company. Effective as of January 29, 2021, the Company appointed Ian Rhodes as its interim Chief Financial Officer. Pursuant to the Consulting Agreement, the Company paid Brio an initial retainer fee of $7,500 and paid a fixed monthly payment of $13,500. The Consulting Agreement also provided that the Company would be billed for travel and other out-of-pocket costs. The Consulting Agreement expired on June 30, 2021. Since that time, Mr. Rhodes has continued to serve as the Company’s interim Chief Financial Officer under the same terms set forth in the Consulting Agreement.

Employment of Chris Chapman, M.D.

Pre-Merger Employment Agreement

Effective November 1, 2020, MyMD Florida and Dr. Chapman entered into an employment agreement, which was subsequently amended by that certain First Amendment to Employment Agreement, dated December 18, 2020, that certain Second Amendment to Employment Agreement dated January 8, 2021, and that certain Third Amendment to Employment Agreement dated February 11, 2021 (such agreement, as amended, the “Chapman Employment Agreement”), pursuant to which Dr. Chapman was appointed President and Chief Medical Officer of MyMD Florida. Under the Chapman Employment Agreement, Dr. Chapman was entitled to an annual base salary of $165,000, payable monthly. Dr. Chapman was also eligible to receive bonus compensation in the form of lump-sum cash payments made within 30 days following the completion of certain specified “Bonus Events” (as defined in the Chapman Employment Agreement). The aggregate amount of bonus compensation payable to Dr. Chapman upon achievement of all specified Bonus Events was $800,000. In addition, Dr. Chapman was eligible to receive additional bonus compensation in connection with his annual performance, determined in the sole discretion of MyMD Florida’s board of directors. Pursuant to and on the effective date of the Chapman Employment Agreement, Dr. Chapman was also granted options to purchase 250,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share, which was subsequently adjusted to options to purchase 3,215 shares of the Company’s Common Stock at an exercise price of $77.10 in connection with the Merger and reverse stock split of the Company’s Common Stock. Such options all vested immediately upon grant. The options had an original term of lasting until the earlier of (i) ten years from the date of grant or (ii) the second-year anniversary of the effective date of a “Reorganization Event” as defined in the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (as amended, the “MyMD Florida Incentive Plan”) (the practical effect of which makes the term of such options expire on the second-year anniversary of the effective date of the merger, which occurred on April 16, 2021). MyMD Florida also agreed to provide and cover the cost of health insurance and disability policies for Dr. Chapman during the term of employment under the Chapman Employment Agreement.

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

The Chapman Employment Agreement also contained certain standard confidentiality, work for hire and assignment of inventions provisions.

On August 2, 2020, Dr. Chapman received a discretionary grant of options to purchase 200,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share which was subsequently adjusted to options to purchase 2,572 shares of Common Stock at an exercise price of $77.10 in connection with the Merger and reverse stock split of the Company’s Common Stock. All such options vested immediately upon grant. The options had an original term of ten years from the date of grant, subject to certain events described in the applicable award agreement, including Dr. Chapman’s, death, disability, retirement or an “Event of Cause” (as defined in the applicable award agreement). In connection with the Merger Agreement, certain terms of such options were amended. These options expired on April 16, 2023.

Post-Merger Employment Agreement

Immediately following the effective time of the Merger, the Board appointed Dr. Chapman to the position of President and Chief Medical Officer of the Company pursuant to the terms of the Chapman Employment Agreement.

On November 24, 2021, the Company and Dr. Chapman entered into a Fourth Amendment to the Chapman Employment Agreement (the “Fourth Amendment”). The Fourth Amendment provided that certain performance criteria applicable to Dr. Chapman’s bonus compensation under the Chapman Employment Agreement would be waived and deemed to have been achieved, and that Dr. Chapman would be entitled to a bonus payment of $100,000 as a result. On August 30, 2022, the Company and Dr. Chapman entered into a Fifth Amendment to the Chapman Employment Agreement to amend one of the performance criteria under the Chapman Employment Agreement, upon the achievement of which by the Company Dr. Chapman would be entitled to an additional bonus payment of $100,000. On February 1, 2023, the Company and Dr. Chapman entered into the Sixth Amendment to the Chapman Employment Agreement providing for Dr. Chapman’s annual base salary to be set at $310,000, effective retroactively to January 1, 2023, and on September 8, 2023, the Company and Dr. Chapman entered into a Seventh Amendment to the Chapman Employment Agreement providing for Dr. Chapman’s annual base salary to be set at $500,000, effective retroactively to January 1, 2023.

November 2023 Amendment

Effective November 13, 2023, the Company entered into the Eighth Amendment to the Chapman Employment Agreement providing for Dr. Chapman’s annual base salary to be adjusted from $500,000 (the “Full Base Salary”) to $250,000 in cash per annum, until payment of such Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash.

Effective June 14, 2024, the Company entered into a general release and severance agreement with Dr. Chapman (“Chapman Severance Agreement”). Pursuant to the Chapman Severance Agreement, Dr. Chapman was entitled to (i) payment in the amount of $125,000, less all lawful and authorized withholdings and deductions, to be paid in three (3) equal monthly installments, (ii) a one-time payment equal to $25,000, less all lawful and authorized withholdings and deductions, (iii) reimbursement for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for a period of up to three (3) months, and (iv) acceleration of certain unvested options granted to Dr. Chapman pursuant to those certain non-qualified stock option agreements, dated April 4, 2023 and June 7, 2023.

On June 14, 2024, the Company and Christopher Chapman, M.D. mutually agreed on the separation of Dr. Chapman from his position as President, Chief Medical Officer and member of the board of directors of the Company, effective as of June 14, 2024.

Employment of Adam Kaplin, M.D., Ph.D.

Pre-Merger Employment Agreement

Effective December 18, 2020, MyMD Florida and Dr. Kaplin entered into an employment agreement, which was subsequently amended by that certain First Amendment to Employment Agreement, dated February 11, 2021 (such agreement, as amended, the “Kaplin Employment Agreement”), pursuant to which Dr. Kaplin was appointed Chief Scientific Officer of MyMD Florida. Under the Kaplin Employment Agreement, Dr. Kaplin was entitled to an annual base salary of $250,000, payable monthly. Dr. Kaplin was also eligible to receive bonus compensation in the form of lump-sum cash payments made within 30 days following the completion of certain specified “Bonus Events” (as defined in the Kaplin Employment Agreement). The aggregate amount of bonus compensation payable to Dr. Kaplin upon achievement of all specified Bonus Events is $800,000. In addition, Dr. Kaplin was eligible to receive additional bonus compensation in connection with his annual performance, determined in the sole discretion of MyMD Florida’s board of directors. On the effective date of the Kaplin Employment Agreement, Dr. Kaplin received a signing bonus in the form of a lump-sum cash payment in the amount of $100,000 and was also granted options to purchase 400,000 shares of MyMD Florida Common Stock, at an exercise price of $1.00 per share. (After giving effect to the Exchange Ratio and the Reverse Stock Split, such MyMD Florida options became options to purchase 5,145 shares of the Company’s Common Stock at an exercise price of $77.10 per share.) Such options all vested immediately upon grant. The options had an original term of lasting until the earlier of (i) ten years from the date of grant or (ii) the second-year anniversary of the effective date of a “Reorganization Event” as defined in the MyMD Florida Incentive Plan (the practical effect of which made the term of such options expire on the second-year anniversary of the effective date of the merger, which occurred on April 16, 2021). MyMD Florida also agreed to provide and cover the cost of health insurance and disability policies for Dr. Kaplin during the term of employment under the Kaplin Employment Agreement.

Dr. Kaplin’s employment with MyMD Florida pursuant to the Kaplin Employment Agreement commenced on December 18, 2020, and was to continue for a term of two years unless earlier terminated by either party, with such termination effective upon the provision of written notice to the other party. In the event of termination of Dr. Kaplin’s employment with MyMD Florida for cause, MyMD Florida was to pay to Dr. Kaplin his monthly base salary for a period of three months following the date that notice of termination of employment is provided, which would be the full extent of MyMD Florida’s obligations with respect to severance payments to Dr. Kaplin under the Kaplin Employment Agreement.

The Kaplin Employment Agreement also contained certain standard confidentiality, work for hire and assignment of inventions provisions.

Post-Merger Employment Agreement

Immediately following the effective time of the Merger, the Board appointed Dr. Kaplin to the position of Chief Scientific Officer of the Company pursuant to the terms of the Kaplin Employment Agreement.

On November 24, 2021, the Company and Dr. Kaplin entered into a Second Amendment to the Kaplin Employment Agreement which provided that certain performance criteria applicable to Dr. Kaplin’s bonus compensation under the Kaplin Employment Agreement would be waived and deemed to have been achieved, and that Dr. Kaplin would be entitled to a bonus payment of $100,000 as a result. On August 30, 2022, the Company and Dr. Kaplin entered into a Third Amendment to the Kaplin Employment Agreement to amend one of the performance criteria under the Kaplin Employment Agreement, upon the achievement of which by the Company Dr. Kaplin would be entitled to an additional bonus payment of $100,000.

November 2023 Amendment

Effective November 13, 2023, the Company entered into an amendment to the Fourth Kaplin Employment Agreement (the “Kaplin Fourth Amendment”) providing that Dr. Kaplin’s employment shall have an initial term of four months, which the parties may mutually agree to extend for additional consecutive terms of one month each. The Kaplin Fourth Amendment further provided that, in the event of termination without cause by the Company prior to the end of the initial term, Dr. Kaplin would receive his monthly base salary through the end of the initial term. The Kaplin Fourth Amendment further provided that all outstanding and unvested shares granted pursuant to the Nonqualified Stock Option Agreement, dated June 7, 2023, between the Company and Dr. Kaplin shall accelerate upon the termination of Dr. Kaplin’s employment. The Kaplin Fourth Amendment further provided that, in the event of a termination for any reason prior to the end of the first renewal term following the end of the initial term, the Company would continue to cover the costs of Dr. Kaplin’s health insurance coverage through the end of the first renewal term, subject to the execution and timely return of a release. The initial term ended on March 12, 2024, and the term of the Kaplin Employment Agreement was not extended. Dr. Kaplin served as the Company’s Chief Scientific Officer and received a salary of $125,000 per annum and benefits without an employment agreement until he tendered his resignation from such role effective April 15, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2024:

Named Executive Officer	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date(1)	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
Mitchell Glass, M.D.	-		-	$-	-	-	$-
President, Chief Medical Officer

Ian Rhodes, CPA	-		-	$-	-	-	$-
Interim Chief Financial Officer

Christopher Chapman, M.D.	25,000	(1)	-	$46.50	4/4/2028	-	$-
Former President, Chief Medical Officer	10,000	(2)	-	$49.80	6/7/2033	-	$-

Adam Kaplin, M.D., PhD	1,667	(2)	-	$49.80	6/7/2033	-	$-
Former Chief Scientific Officer

(1)	Granted April 4, 2023. One third of the options awarded on such date vest immediately, one third vest on the first anniversary date of the grant date, and one third vest on the second anniversary of the grant date. Pursuant to the terms of the Separation Agreement, dated as of June 14, 2024, by and between the Company and Dr. Chapman (the “Separation Agreement”), in connection with Dr. Chapman’s resignation from his position as President, Chief Medical Officer and member of the board of directors of the Company, the vesting of such options accelerated and Dr. Chapman had until September 14, 2024, to exercise such options. Such options were not exercised and were forfeited.

(2)	Granted June 7, 2023. One third of the options awarded on such date vest immediately, one third vest on the first anniversary date of the grant date, and one third vest on the second anniversary of the grant date. Pursuant to the Separation Agreement, the vesting of such options accelerated and Dr. Chapman had until September 14, 2024, to exercise such options. Such options were not exercised and were forfeited.

Director Compensation

The following table presents the total compensation for each person who served as a member of our Board during 2024. All compensation paid to Dr. Chapman and Dr. Glass during 2024 is reported under the Summary Compensation Table. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees earned or paid in cash	Stock Awards(1)	All Other Compensation(2)	Total
Josh Silverman	$207,000	$-	-	$207,000
Bill J. White	92,000	-	-	92,000
Craig Eagle, M.D	92,000	-	-	92,000
Jude Uzonwanne	92,000	-	-	92,000
Stephen Friscia	38,300	-	-	38,300
Christopher Schreiber(3)	-	-	244,800	244,800

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock awards granted during the fiscal year ended December 31, 2024, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.
(2)	This column includes salaries and matching contributions paid to participants of the 401(k) Plan for non-executive employee members of the Board.
(3)	On January 24, 2020, Mr. Schreiber entered into an employment agreement with the Company, under which he would receive an annual salary of $300,000. Since then, he has served the Company in various positions, and his employment agreement with the Company remains in effect.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Mr. Schreiber providing for Mr. Schreiber’s annual fee to be adjusted from $300,000 (the “Full Fee”) to $60,000 in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash.

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

On October 14, 2021, the Compensation Committee of the Board authorized the issuance of 93,166 restricted stock units with a fair market value of $242.70 per RSU to the directors and key employees of the Company. These RSUs will vest in thirds when certain market capitalization milestones are met and maintained for twenty consecutive trading sessions. Upon achievement of a vesting milestone, the expenses related to the vested RSUs will be recorded at the fair market value of the Company’s Common Stock on the date of vesting. As of December 31, 2024, none of the vesting milestones have been met.

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

Timing of Certain Equity Awards

We do not have any policies and practices on the timing of awards of stock options or other equity grants in relation to the disclosure of material nonpublic information. The Company grants stock options based on timelines in the normal course of business independent of the occurrence of these types of events (e.g., at a pre-established dates, such as on an employee’s start date, at board of director meetings held once each year and following annual performance reviews). During the last completed fiscal year, we did not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock and did not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Equity Compensation Plans

2021 Equity Incentive Plan

Pursuant to the Merger Agreement, at the effective time of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders on April 15, 2021. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other awards which may be granted singly, in combination or in tandem, and which may be paid in cash or shares of Common Stock. At the effective time of the Merger, the number of shares of Common Stock that were reserved for issuance pursuant to awards under the 2021 Plan was 240,940 shares. On November 25, 2025, the Company’s stockholders approved the First Amendment to the 2021 Plan to increase the aggregate number of shares of the Company’s Common Stock available for the grant of awards under the 2021 Plan to a total of 2,500,000 shares of Common Stock. As of December 31, 2024, 2,349,184 shares remain available for issuance under the 2021 Plan.

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

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of its subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to the Company’s successful performance, are eligible to participate in the 2021 Plan. As of December 31, 2024, the Company had 2 employees, 5 contractors, and 4 non-employee directors who would be eligible for awards under the 2021 Plan.

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

Restricted Stock and Restricted Stock Units. The 2021 Plan Administration Committee is authorized to grant restricted stock and restricted stock units. Restricted stock consists of shares of our Common Stock that may not be sold, assigned, transferred, pledged, hypothecated, encumbered, or otherwise disposed of, and that may be forfeited in the event of certain terminations of employment or service, prior to the end of a restricted period as specified by the 2021 Plan Administration Committee. Restricted stock units are the right to receive shares of Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the 2021 Plan Administration Committee, which include a substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The 2021 Plan Administration Committee determines the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units will be made; the number of shares or units to be granted; the price to be paid, if any; the time or times within which the shares covered by such grants will be subject to forfeiture; the time or times at which the restrictions will terminate; and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of performance goals (as described below), continuous service with the Company, the passage of time, or other restrictions and conditions. Except as otherwise provided in the 2021 Plan or the applicable award agreement, a participant shall have, with respect to shares of restricted stock, all of the rights of a stockholder of the Company holding the class of Common Stock that is the subject of the restricted stock, including, if applicable, the right to vote the Common Stock and the right to receive any dividends thereon, provided that (i) any dividends with respect to such a restricted stock award may be withheld by the Company for the participant’s account until such award is vested, subject to such terms as determined by the 2021 Plan Administration Committee, and (ii) any dividends so withheld by the Company and attributable to any particular restricted stock award shall be distributed to such participant in cash or, at the discretion of the 2021 Plan Administration Committee, in shares of the Company’s Common Stock having a fair market value equal to the amount of such dividends, if applicable, upon vesting of the award. If, however, such restricted stock award is forfeited, the participant’s rights as to such dividends will also be forfeited.

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

Amendment or Discontinuance of the 2021 Plan. The Board may, at any time and from time to time, without the consent of participants, alter, amend, revise, suspend, or discontinue the 2021 Plan in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the 2021 Plan and any awards under the 2021 Plan to continue to comply with Sections 421 and 422 of the Code (including any successors to such sections or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which our stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of our stockholders entitled to vote on the amendment; and (ii) unless required by law, no action by the Board regarding amendment or discontinuance of the 2021 Plan may adversely affect any rights of any participants or obligations of the Company to any participants with respect to any outstanding awards under the 2021 Plan without the consent of the affected participant.

No Repricing of Stock Options or SARs. The 2021 Plan Administration Committee may not, without the approval of our stockholders, “reprice” any stock options or SARs. For purposes of the 2021 Plan, “reprice” means any of the following or any other action that has the same effect: (i) amending a stock option or SAR to reduce its option price or exercise price, respectively; (ii) cancelling a stock option or SAR at a time when its option price or exercise price, respectively, exceeds the fair market value of a share of our Common Stock in exchange for cash or a stock option, SAR, award of restricted stock, or other equity award with an option price or exercise price that is less than the option price or exercise price of the original stock option or SAR; or (iii) taking any other action that is treated as a repricing under generally accepted accounting principles.

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

Company Pre-Merger Plans

On December 21, 2016, the stockholders approved, and the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of up to 1,666,667 shares of the Company’s common stock. As of December 31, 2024, grants of options to purchase 0 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

On August 7, 2017, the stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. The purpose of the 2017 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and our parents, subsidiaries and affiliates whose contributions are essential to the growth and success of our business. As of December 31, 2024, grants of restricted stock and options to purchase totaling 93 shares of Common Stock have been issued pursuant to the 2017 Plan and as of December 31, 2024, 25 shares of Common Stock remain available for grants under the 2017 Plan. The 2017 Plan provides for the issuance of shares of the Company’s Common Stock through the grant of non-qualified options, incentive options, restricted stock and unrestricted stock to directors, officers, consultants, attorneys, advisors, and employees.

On December 7, 2018, the stockholders approved, and we adopted the 2018 Stock Incentive Plan (the “2018 Plan”) and on August 27, 2020, the stockholders approved, and we adopted an amendment to the plan to increase the number of shares of Common Stock available for issuance pursuant to awards under the 2018 Plan by an additional 17,366 shares. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. The purpose of the 2018 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and to promote the success of our business. As of December 31, 2024, grants of RSUs to purchase 8,769 shares of Common Stock had been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remained available for issuance. The 2018 Plan provides for the issuance of shares of the Company’s Common Stock through the grant of options, restricted stock, stock appreciation rights, other stock-based awards, performance compensation awards to directors, officers, consultants, advisors, and employees. In addition, the 2018 Plan provides the Compensation Committee of the Board with discretion to accelerate the vesting and exercisability of outstanding awards upon the occurrence of a change of control (as defined in the 2018 Plan).

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the 2013 Plan, the 2016 Plan, the 2017 Plan the 2018 Plan, and the 2021 Plan (collectively, the “Equity Compensation Plans”) as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	59,838	$49.03	2,399,943
Equity compensation plans not approved by security holders	-	-	-
Total	59,838	$49.03	2,399,943

(1)	Represents shares available for issuance under the Equity Compensation Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters .

The following table sets forth information regarding the beneficial ownership of our voting securities as of April 4, 2025 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our Named Executive Officers and directors; and (iii) all of our directors and executive officers as a group.

The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o TNF Pharmaceuticals, Inc., 1185 Avenue of the Americas, Suite 249, New York, NY 10036.

Percentage of Common Stock ownership is based on 7,392,565 shares of Common Stock issued and outstanding as of March 31, 2025. Percentage of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) ownership is based on 72,992 shares of Series D Preferred Stock issued and outstanding as of April 4, 2025. The Series F Preferred Stock ownership is based on approximately 3795.25 shares of Series F Preferred Stock outstanding as of April 4, 2025. The Series F-1 Preferred Stock ownership is based on approximately 2214.78 shares of Series F-1 Preferred Stock outstanding as of April 4, 2025. The Series G Preferred Stock ownership is based on 8,063 shares of Series G Preferred Stock outstanding as of April 4, 2025.

The number of shares of Common Stock beneficially owned by the principal stockholders and the percentage of shares outstanding, as set forth below, take into account certain limitations on the exercise of warrants to purchase Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of April 4, 2025 by that stockholder are deemed outstanding.

Name	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Class	Number of Shares of Series D Preferred Stock Beneficially Owned (2)	Percentage of Class	Number of Shares of Series F Preferred Stock Beneficially Owned (3)	Percentage of Class	Number of Shares of Series F-1 Preferred Stock Beneficially Owned (4)	Percentage of Class	Number of Shares of Series G Preferred Stock Beneficially Owned (5)	Percentage of Class	Total Voting Power
5% Beneficial Owner
Richard Abbe / Iroquois Capital Investment Group, LLC (6)	387,911	4.99%	-	-	2,041.55	53.79%	496.80	22.43%	-	-	2.21%
Premas Biotech PVT Ltd. (8)	3,459	*	72,992	100%	-	-	-	-	-	-	*
Intracoastal Capital LLC (9)	388,264	4.99%	-	-	1,709.20	45.04%	1,703.06	76.90%	-	-	4.99%
PharmaCyte Biotech, Inc. (11)	57,692,313	88.64%	-	-	-	-	-	-	7,000	86.82%	26.30%
Five Narrow Lane LP (12)	388,264	4.99%	-	-	-	-	-	-	508	6.30%	1.91%

Named Executive Officers and Directors
Joshua Silverman (14)	7,404	*	-	-	-	-	-	-	-	-	*
Bill J White (15)	5,792	*	-	-	-	-	-	-	-	-	*
Craig Eagle, M.D. (16)	10,556	*	-	-	-	-	-	-	-	-	*
Jude Uzonwanne (17)	3,333	*	-	-	-	-	-	-	-	-	*
Christopher C Schreiber (18)	6,274	*	-	-	-	-	-	-	-	-	*
Stephen Friscia	-	-	-	-	-	-	-	-	-	-	-
Mitchell Glass	-	-	-	-	-	-	-	-	-	-	-
Ian Rhodes	-	-	-	-	-	-	-	-	-	-	-
All current executive officers and Directors as a group (8 persons)	33,359	*	-	-	-	-	-	-	-	-	*

* Less than 1%.

(1)	Percentage of Common Stock ownership is based on 7,392,565 shares of Common Stock issued and outstanding as of March 31, 2025.

(2)	Percentage of Series D Preferred Stock ownership is based on 72,992 shares of Series D Preferred Stock issued and outstanding as of April 4, 2025.

(3)	Percentage of Series F Preferred Stock ownership is based on approximately 3,795.25 shares of Series F Preferred Stock issued and outstanding as of April 4, 2025.

(4)	Percentage of Series F-1 Preferred Stock ownership is based on 2,214.78 shares of Series F-1 Preferred Stock issued and outstanding as of April 4, 2025.

(5)	Percentage of Series G Preferred Stock ownership is based on 8,063 shares of Series G Preferred Stock issued and outstanding as of April 4, 2025.

(6)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2024, by Iroquois Capital Management, LLC (“Iroquois Capital”) and on information available to the Company. The principal business office is 125 Park Avenue, 25th Floor, New York, NY 10017. Iroquois Capital is the investment advisor for Iroquois Master Fund, Ltd. (“IMF”). As directors of IMF, Kimberly Page (“Ms. Page”) and Richard Abbe (“Mr. Abbe”) make voting and investment decisions on behalf of IMF. As a result of the foregoing, Ms. Page and Mr. Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by Iroquois Capital and IMF.

IMF owns (1) 6,248 shares of Common Stock, (2) 1,314.51 shares of Series F Preferred Stock, which are convertible into up to approximately 3,611,291 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (3) Series F Warrants to purchase up to 13,736,264 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (4) 303.77 Series F-1 Preferred Shares, which are convertible into up to approximately 834,533 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (5) Series F-1 Long-Term Warrants to purchase up to 3,846,154 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), and (6) Series F-1 Short-Term Warrants to purchase up to 3,846,154 shares of Common Stock (subject to a 4.99% beneficial ownership blocker).

Mr. Abbe also has voting control and investment discretion over securities held by Iroquois Capital Investment Group LLC (“ICIG”). As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by ICIG. ICIG owns (1) 473 shares of Common Stock, (2) 727.04 shares of Series F Preferred Stock, which are convertible into up to 1,997,363 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (3) Series F Warrants to purchase up to 7,554,945 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (4) 193.03 Series F-1 Preferred Shares, which are convertible into up to 530,302 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (5) Series F-1 Long-Term Warrants to purchase up to 2,060,437 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), and (6) Series F-1 Short-Term Warrants to purchase up to 2,060,437 shares of Common Stock (subject to a 4.99% beneficial ownership blocker). In addition, by virtue of his position as a custodian or trustee of certain Accounts (The Samantha Abbe Irrevocable Trust, The Talia Abbe Irrevocable Trust and The Bennett Abbe Irrevocable Trust), Mr. Abbe may be deemed to be the beneficial owner of the 3,859 shares of Common Stock held in aggregate by such Accounts.

(7)	On March 23, 2020, Premas Biotech PVT., Ltd received 103,782 (not adjusted for the Reverse Stock Split) shares of Common Stock and 72,992 shares of Series D Preferred Stock as partial compensation for their rights to Cystron.

Prabuddha Kundu has sole voting and dispositive power over the securities held for this account.

(8)	This information is based on certain information made available to the Company. Intracoastal Capital LLC owns (1) 1,709.20 shares of Series F Preferred Stock, which are convertible into up to 4,695,604 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (2) Series F Warrants to purchase up to 17,857,143 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (3) 1,703.06 Series F-1 Preferred Shares, which are convertible into up to 4,678,736 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (4) Series F-1 Long-Term Warrants to purchase up to 5,906,595 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), and (5) Series F-1 Short-Term Warrants to purchase up to 5,906,595 shares of Common Stock (subject to a 4.99% beneficial ownership blocker).

The principal business address of Intracoastal Capital LLC is 245 Palm Trail, Delray Beach, Florida 33483.

(9)	This information is based on a Schedule 13D filed with the SEC on May 30, 2024, by PharmaCyte Biotech, Inc. (“PharmaCyte”) and on information available to the Company. Consists of (i) 7,000 Series G Preferred Shares, which are convertible into up to 19,230,770 shares of Common Stock, (ii) Series G Long-Term Warrants to purchase up to 19,230,772 shares of Common Stock, and (iii) Series G Short-Term Warrants to purchase up to 19,230,772 shares of Common Stock.

The principal business address of PharmaCyte is PharmaCyte Biotech, Inc., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169.

(10)	This information is based on certain information made available to the Company. Consists of (i) 508 Series G Preferred Shares, which are convertible into up to 1,395,604 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (ii) Series G Long-Term Warrants to purchase up to 2,747,254 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), and (iii) Series G Short-Term Warrants to purchase up to 2,747,254 shares of Common Stock (subject to a 4.99% beneficial ownership blocker).

The principal business address of Five Narrow Lane LP is 510 Madison Avenue, Suite 1400, New York, NY 10022.

(11)	Represents (i) 2,959 shares of Common Stock held by Mr. Silverman and (ii) 4,445 shares of Common Stock issuable upon the exercise of options held by Mr. Silverman exercisable within 60 days of April 4, 2025.

(12)	Represents (i) 2,459 shares of Common Stock held by Mr. White and (ii) 3,333 shares of Common Stock issuable upon the exercise of options held by Mr. White exercisable within 60 days of April 4, 2025.

(13)	Represents 10,556 shares of Common Stock issuable upon the exercise of options held by Dr. Eagle exercisable within 60 days of April 4, 2025.

(14)	Represents 3,333 shares of Common Stock issuable upon the exercise of options held by Mr. Uzonwanne exercisable within 60 days of April 4, 2025.

(15)	Represents (i) 2,941 shares of Common Stock held by Mr. Schreiber and (ii) 3,333 shares of Common Stock issuable upon the exercise of options held by Mr. Schreiber exercisable within 60 days of April 4, 2025.

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

Other than compensation agreements, and other arrangements which are described below and under “Item 11. Executive Compensation” herein, since January 1, 2023, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

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

Pursuant to the Series F Purchase Agreement, dated February 21, 2023, we issued to: (i) ICIG, 2,750 shares of our Series F Preferred Stock with a stated value of $1,000 per share and warrants to purchase up to 40,651 shares of Common Stock at an initial exercise price of $1.816 per share, and (ii) IMF, 5,000 shares of our Series F Preferred Stock with a stated value of $1,000 per share and warrants to purchase up to 73,910 shares of Common Stock at an initial exercise price of $1.816 per share. The aggregate gross proceeds from the February 2023 Offering were $15.0 million.

On May 23, 2024, pursuant to the Series F-1 Purchase Agreement, we issued to: (i) Iroquois Capital Investment Group LLC (“ICIG”) 750 shares of our Series F-1 Preferred Stock, Long-Term Series F-1 Warrants to purchase up to 412,996 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series F-1 Warrants to purchase up to 412,996 shares of Common Stock at an initial exercise price of $1.816 per share; (ii) Iroquois Master Fund Ltd (“IMF”) 1,400 shares of our Series F-1 Preferred Stock, Long-Term Series F-1 Warrants to purchase up to 770,926 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series F-1 Warrants to purchase up to 770,926 shares of Common Stock at an initial exercise price of $1.816 per share; (iii) Intracoastal Capital LLC 2,150 shares of our Series F-1 Preferred Stock, Long-Term Series F-1 Warrants to purchase up to 1,183,921 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series F-1 Warrants to purchase up to 1,183,921 shares of Common Stock at an initial exercise price of $1.816 per share; (iv) V4 Global, LLC 500 shares of our Series F-1 Preferred Stock, Long-Term Series F-1 Warrants to purchase up to 275,331 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series F-1 Warrants to purchase up to 275,331 shares of Common Stock at an initial exercise price of $1.816 per share; and (v) Mr. Scot Cohen 250 shares of our Series F-1 Preferred Stock, Long-Term Series F-1 Warrants to purchase up to 137,666 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series F-1 Warrants to purchase up to 137,666 shares of Common Stock at an initial exercise price of $1.816 per share. The aggregate gross proceeds from the Series F-1 Private Placement were $5.0 million.

On May 23, 2024, pursuant to the Series G Purchase Agreement, we issued to: (i) PharmaCyte, a Company controlled by Joshua Silverman, a director of the Company, 7,000 shares of our Series G Preferred Stock, Long-Term Series G Warrants to purchase up to 3,854,626 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series G Warrants to purchase up to 3,854,626 shares of Common Stock at an initial exercise price of $1.816 per share; (ii) Five Narrow Lane LP 750 shares of our Series G Preferred Stock, Long-Term Series G Warrants to purchase up to 412,996 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series G Warrants to purchase up to 412,996 shares of Common Stock at an initial exercise price of $1.816 per share; and (iii) Hewlett Fund LP 1,000 shares of our Series G Preferred Stock, Long-Term Series G Warrants to purchase up to 550,661 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series G Warrants to purchase up to 550,661 shares of Common Stock at an initial exercise price of $1.816 per share. The aggregate gross proceeds from the Series G Private Placement were $8.9 million.

On October 1, 2024, the Company entered into a Stock Purchase Agreement, dated as of October 1, 2024 (the “Prevail Purchase Agreement”), by and between the Company and Prevail Partners, LLC (“Prevail”), a beneficial owner of more than 4.99% of the Company’s Common Stock, pursuant to which, the Company agreed to sell to Prevail 283,019 shares of Common Stock, at a price per share equal to $2.12, which was 120.0% of the dollar volume-weighted average price of the Company’s Common Stock on the Nasdaq Stock Capital Market LLC for the thirty (30) trading days immediately preceding the date of the Prevail Purchase Agreement.

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance—Director Independence,” above.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by Morison Cogen LLP, our former independent registered public accounting firm, for professional services rendered in the years ended December 31, 2024 and 2023. On September 30, 2024, in conjunction with its exit from providing audit services to publicly traded companies, Morison Cogen LLP resigned from its role as our independent registered public accounting firm. On October 3, 2024, the Audit Committee engaged Stephano Slack LLC as our independent registered public accounting firm for the fiscal year ended December 31, 2024, effective as of such date. Fees for year ended December 31, 2024, consisted of payments to Morison Cogen LLP and Stephano Slack LLC of $188,158 and $42,071, respectively.

	2024	2023
Audit Fees	$215,929	$150,492
Audit-Related Fees	-	-
Tax Fees	14,300	14,300
All Other Fees	-	-
TOTAL	$230,229	$169,136

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

All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by Morison Cogen LLP and Stephano Slack, LLC, other than the services reported in the categories above.

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

All of the services rendered by Morison Cogen LLP and Stephano Slack LLC in 2024 were pre-approved by the Audit Committee.

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

Item 16. Form 10-K Summary.

Not applicable

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1**	Agreement and Plan of Merger and Reorganization, dated November 11, 2020, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MYMD Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

2.1.1	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 16, 2021, by and among Akers Biosciences, Inc., XYZ Merger Sub Inc., and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021)

2.2	Agreement and Plan of Merger, dated March 4, 2024, by and between MyMD Pharmaceuticals, Inc., a New Jersey corporation, and MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.1	Certificate of Incorporation of MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.1.1	Certificate of Correction, dated March 25, 2024, to the Certificate of Incorporation of MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 26, 2024).

3.1.2	Certificate of Amendment of Certificate of Incorporation of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.1.3	Certificate of Amendment of Certificate of Incorporation of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.2	Bylaws of MyMD Pharmaceuticals, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.3	Form of Series C Convertible Preferred Stock Warrant Certificate (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

3.4.1	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-3 filed with the Securities and Exchange Commission on May 22, 2020)

3.5	Form of Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

3.5.1	Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock of MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

3.5.2	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock of MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

3.5.3+	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock.

3.6	Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024).

3.6.1+	Certificate of Amendment of Certificate of Designations of Series F-1 Convertible Preferred Stock.

3.7	Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024).

3.7.1	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

3.7.2	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

3.7.3	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2024).

4.1+	Description of Securities.

4.2	Form of Pre-Funded Warrant Certificate (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

4.3	Form of Placement Agent Warrant Certificate (incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

4.5	Form of Placement Agent Warrant (incorporated herein by references to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

4.6	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

4.7	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2020).

4.8	Rights Agreement dated as of September 9, 2020 between Akers Biosciences, Inc. and VStock Transfer, LLC as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.8.1	Amendment No. 1 to Rights Agreement, dated as of March 18, 2021, by and between Akers Biosciences, Inc. and VStock Transfer, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

4.9	Form of Pre-Funded Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.10	Form of Investor Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.11	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

4.12	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

4.12.1	Form of Amendment to Series F Warrant, dated March 14, 2024, by and between TNF Pharmaceuticals, Inc. and the investors party thereto. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024).

4.13	Form of Series G Long-Term Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.13.1	Form of Amendment to Series G Long-Term Warrant (incorporated herein by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.14	Form of Series G Short-Term Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.14.1	Form of Amendment to Series G Short Term Warrant (incorporated herein by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.15	Form of Series F-1 Long-Term Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.15.1	Form of Amendment to Series F-1 Long-Term Warrant (incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.16	Form of Series F-1 Short-Term Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.16.1	Form of Amendment to Series F-1 Short-Term Warrant (incorporated herein by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

10.1	Form of Placement Agency Agreement, dated March 30, 2017, by and between the Company and Joseph Gunnar and Co., LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.2	Form of Securities Purchase Agreement, dated March 30, 2017, by and between the Company and various purchasers. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.3	Form Registration Rights Agreement, dated March 30, 2017, by and between the Company and various purchasers (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

10.4#	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.5	Form of Securities Purchase Agreement, dated October 31, 2018, by and among the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

10.6#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2018).

10.7	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 29, 2019).

10.8#	Offer of Employment to Christopher C. Schreiber, dated January 31, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2020).

10.9	Membership Interest Purchase Agreement, dated as of March 23, 2020, by and among the members of Cystron Biotech, LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.9.1	Amendment No.1 to the Membership Interest Purchase Agreement, dated May 14, 2020 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020).

10.10	Support Agreement, dated as of March 23, 2020, by and among the Company and certain of its stockholders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.11	Registration Rights Agreement, dated as of March 23, 2020, by and among certain members of Cystron Biotech, LLC and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.12	Amended and Restated License and Development Agreement by and among Premas Biotech PVT Ltd and Cystron Biotech, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.13	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2020).

10.14	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

10.15#	CFO Consulting Agreement, dated as of July 21, 2020, between the Company and Brio Financial Group (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2020).

10.16	Settlement Agreement and General, Release, dated as of August 3, 2020, by and among the Company and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 07, 2020).

10.17	Leak-Out and Support Agreement, dated as of August 3, 2020, by and among the Company and ChubeWorkx Guernsey Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 07, 2020).

10.18	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2020).

10.19#	First Amendment to the Akers Biosciences, Inc., 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).

10.20	Secured Promissory Note, dated November 11, 2020, by and between the Company and MYMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.21	Form of Securities Purchase Agreement, dated November 11, 2020, by and between the Company and purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

10.22	Contribution and Assignment Agreement, dated March 16, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, and Oravax Medical Inc. (incorporated herein by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.23	Termination and Release Agreement, dated March 16, 2021, by and among Akers Biosciences, Inc., Cystron Biotech LLC, Premas Biotech Pvt. Ltd., and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on March 19, 2021).

10.24#	MyMD Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.24.1#	First Amendment to the TNF Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2024).

10.25#	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.26#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.27#	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.28	Asset Purchase Agreement, dated November 11, 2020, by and between MyMD Pharmaceuticals, Inc. and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.29#	MyMD Pharmaceuticals (Florida) Inc. Second Amendment to Amended and Restated 2016 Stock Incentive Plan, dated July 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.30	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings II, LLC and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.31	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings, LLC and MyMD Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.32#	Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc., effective December 18, 2020 (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.32.1#

Amendment No. 1 to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals (Florida), Inc, dated February 11, 2021 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.32.2#	Amendment No. 2 to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals, Inc., dated November 24, 2021 (incorporated herein by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022)

10.32.3#	Third Amendment to Employment Agreement between Adam Kaplin and MyMD Pharmaceuticals, Inc., dated August 30, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2022).

10.32.4#	Fourth Amendment to Employment Agreement, dated November 13, 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Adam Kaplin (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.33#	Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., effective November 1, 2020 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.33.1#	Amendment No. 1 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated December 18, 2020 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.33.2#	Amendment No. 2 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated January 8, 2021 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.33.3#	Amendment No. 3 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals (Florida), Inc., dated February 11, 2021 (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.33.4#	Amendment No. 4 to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated November 24, 2021 (incorporated herein by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022).

10.33.5#

Fifth Amendment to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated August 30, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2022).

10.33.6#	Sixth Amendment to Employment Agreement between Chris Chapman and MyMD Pharmaceuticals, Inc., dated January 1, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023).

10.33.7#

Seventh Amendment to Employment Agreement, dated September 6, 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Chris Chapman (incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).

10.33.8#

Eighth Amendment to Employment Agreement, dated November 13 2023, by and between MyMD Pharmaceuticals, Inc. and Dr. Chris Chapman (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.33.9	General Release and Severance Agreement, by and between MyMD Pharmaceuticals, Inc. and Christopher Chapman, dated as of June 14, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

10.34	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

10.35	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.36#	First Amendment to Agreement, dated November 13, 2023, by and between MyMD Pharmaceuticals, Inc. and Christopher C. Schreiber (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.37	Form of Omnibus Waiver and Amendment, dated April 5, 2024, by and between TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

10.38

Form of Amendment Agreement, dated as of June 17, 2024, by and among MyMD Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

10.39	Form of Series G Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.40	Form of Series F-1 Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.41

Form of Series G Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.42

Form of Series F-1 Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.43

Form of Omnibus Waiver, Consent, Notice and Amendment, by and among MyMD Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.44	Stock Purchase Agreement, dated as of October 1, 2024, by and between TNF Pharmaceuticals, Inc. and Prevail Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2024).

10.45+	Form of Omnibus Amendment Agreement, dated March 30, 2025, by and between TNF Pharmaceuticals, Inc. and the investors party thereto.

19.1+	TNF Pharmaceuticals, Inc. Insider Trading Policy.

21.1	List of Subsidiaries of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)

23.1+	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	TNF Pharmaceuticals, Inc. Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TNF PHARMACEUTICALS, INC.

Date: April 11, 2025	By:	/s/ Mitchell Glass
	Name:	Mitchell Glass, M.D.
	Title:	President and Chief Medical Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell Glass	President, Chief Medical Officer and Director	April 11, 2025
Christopher C. Chapman, M.D.	(Principal Executive Officer)

/s/ Ian Rhodes	Interim Chief Financial Officer	April 11, 2025
Ian Rhodes	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua Silverman	Chairman of the Board	April 11, 2025
Joshua Silverman

/s/ Bill J. White	Director	April 11, 2025
Bill J. White

/s/ Christopher C. Schreiber	Director	April 11, 2025
Christopher C. Schreiber

/s/ Jude Uzonwanne	Director	April 11, 2025
Jude Uzonwanne

/s/ Craig Eagle	Director	April 11, 2025
Craig Eagle, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TNF Pharmaceuticals. Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of TNF Pharmaceuticals. Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced a net loss and negative cash flows from operations for the year ended December 31, 2024, which raises substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of preferred stock and bifurcated embedded derivative

As discussed in Notes 1 and 2 to the consolidated financial statements, on February 21, 2023, the Company sold 15,000 shares of Series F Convertible Preferred Stock (“Series F Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivative”). The Embedded Derivative liabilities are measured at fair value at inception and then are required to be re-measured and reported at fair value at each reporting period. Management’s estimate of the Embedded Derivative liabilities as of December 31, 2024 was $0. On April 8, 2025, the Company entered into an Omnibus Amendment Agreement with the Series F Preferred Stock holders, which amended certain terms of the Certificate of Designations surrounding the Stated Value, the timing and amount of installment redemptions and the final maturity date of the Series F Preferred Stock. This amendment resulted in an extinguishment of the original instrument and reissuance of Series F Preferred Stock on December 31, 2024. The estimated fair value of the Series F Preferred Stock at December 31, 2024 reissuance was $4,930,000.

As discussed in Notes 1 and 2 to the consolidated financial statements, on May 20, 2024, the Company sold 5,050 shares of Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivative”). The Embedded Derivative liabilities are measured at fair value at inception and then are required to be re-measured and reported at fair value at each reporting period. Management’s estimate of the Embedded Derivative liabilities at inception and as of December 31, 2024 was $854,000 and $1,303,000. The estimated fair value of the Series F-1 Preferred Stock at issuance was $9,323,000.

As discussed in Notes 1 and 2 to the consolidated financial statements, on May 20, 2024, the Company sold 8,950 shares of Series G Convertible Preferred Stock (“Series G Preferred Stock”). The estimated fair value of the Series G Preferred Stock at issuance was $22,260,000.

Management applies considerable judgment in selecting assumptions used to estimate the fair value of Preferred Stock and Embedded Derivative liabilities and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Management estimates the fair value of the Preferred Stock and Embedded Derivative liabilities using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock on the issuance date and re-measurement date, estimated equity volatility, estimated traded volume volatility, the time to maturity, a discounted market interest rate, a dividend rate, a penalty dividend rate, and probability of default. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of the Preferred Stock and Embedded Derivative liabilities is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

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

●

With the involvement of our fair value specialists, we evaluated the methods, models, and judgments applied by management in the determination of principal assumptions and the calculations of fair value of Preferred Stock and Embedded Derivative liabilities.

●

For the re-measurement at December 31, 2024, we evaluated management’s ability to accurately estimate fair value by comparing management’s fair value re-measurements at quarterly reporting dates during 2024 to their fair value re-measurement at December 31, 2024.

Goodwill - Assessment of Impairment

As of December 31, 2024, the Company’s goodwill balance was approximately $10.5 million. As discussed in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually, or more frequently if certain events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. The Company operates as a single reporting unit and performed its annual impairment test as of December 31, 2024, using both qualitative and quantitative approaches. The Company’s assessment included consideration of a third-party valuation and a recent equity financing transaction. The results of these analyses, along with various mitigating factors, were evaluated to determine if goodwill impairment was necessary.

The principal considerations for our determination that performing procedures relating to the impairment assessment for goodwill is a critical audit matter is the significant judgment by management in making the qualitative and quantitative assessment of whether goodwill was impaired. This in turn led to significant auditor judgment in assessing whether the fair value of the reporting unit exceeded its carrying amount, particularly given the pre-revenue status of the Company, its reliance on ongoing research and development activities, and its low market capitalization relative to book value.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	Gaining an understanding of management’s impairment testing process and verifying that the Company operates as a single reporting unit.
●	Evaluation of management’s qualitative assessment of whether events or changes in circumstances indicate potential of goodwill.
●	Reviewing the third-party valuation report and other key documents used by management to assess the fair value of the reporting unit.
●	Evaluating the recent equity financing transaction, including the investor composition and terms, and assessing its relevance in determining the fair value of the reporting unit.

Going Concern Assessment

As discussed in Note 3 to the consolidated financial statements, historically, the Company has incurred net losses. Since its inception, the Company has met its liquidity requirements principally through the sale of its preferred and common stock in public and private placements. The Company believes that its current financial resources as of the date of issuance of the consolidated financial statements are not sufficient to fund its current operating budget and contractual obligations as of December 31, 2024 as they fall due in the next twelve-month period, and as such have concluded that there are material uncertainties related to events or conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. In making such a determination, management prepared a short-term cash flow projection. Management used significant assumptions in preparing the short-term cash flow projection, which included operating costs and financing obligations.

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

Investment in Oravax, Inc. - Assessment of Impairment

As discussed in Note 2 to the consolidated financial statements, the Company has elected to measure its investment in Oravax Medical, Inc. as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of December 31, 2024, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of December 31, 2024. In making such a determination, management prepared a detailed qualitative analysis considering various impairment indicators. Management used significant judgment in their qualitative assessment.

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

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2024.

Wayne, Pennsylvania

April 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TNF Pharmaceuticals, Inc. (formerly, MyMD Pharmaceuticals, Inc.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TNF Pharmaceuticals, Inc. (formerly, MyMD Pharmaceuticals, Inc.) and Subsidiaries (the Company) as of December 31, 2023 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of their operations and their cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced a net loss and negative cash flows from operations for the year ended December 31, 2023, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ Morison Cogen LLP

We served as the Company’s auditor from 2010 to 2024.

Blue Bell, Pennsylvania

April 1, 2024

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024 and 2023

	As of
	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$173,154	$2,681,010
Marketable Securities	8,345,082	2,242,106
Prepaid Expenses	893,730	893,226

Total Current Assets	9,411,966	5,816,342

Non-Current Assets
Operating Lease Right-of-Use Assets	10,579	47,389
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	1,500,000	1,500,000

Total Non-Current Assets	12,009,118	12,045,928

Total Assets	$21,421,084	$17,862,270

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,902,104	$3,716,218
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability	10,579	48,870
Derivative Liabilities	1,303,000	61,000
Warrant Liabilities	-	867,000
Dividends Payable	2,455,675	265,019

Total Current Liabilities	6,701,340	4,988,089

Non-Current Liabilities
Deferred Compensation Payable	-	100,538

Total Non-Current Liabilities	-	100,538

Total Liabilities	$6,701,340	$5,088,627

Commitments and Contingencies

Mezzanine Equity
Series F Convertible Preferred Stock, 15,000 shares designated, par value $0.001 and a stated value of $1,000 per share, 4,211 and 6,633 shares issued and outstanding as of December 31, 2024 and December 31, 2023. Liquidation preference of $4,211,000 plus dividends at 10% per annum of $1,600,807 as of December 31, 2024	4,930,004	6,500,278
Series F Convertible Preferred Stock – Discount	-	(4,702,023)
Series F Convertible Preferred Stock – Derivative	-	(1,394,184)
Series F-1 Convertible Preferred Stock, 5,050 shares designated, par value $0.001 and a stated value of $1,000 per share, 4,747 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023. Liquidation preference of $4,747,000 plus dividends at 10% per annum of $295,836 as of December 31, 2024	4,744,101	-
Series F-1 Convertible Preferred Stock – Discount	(4,744,101)	-
Series G Convertible Preferred Stock, 12,826,273 shares designated, par value $0.001 and a stated value of $1,000 per share, 8,884 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023. Liquidation preference of $8,884,000 plus dividends at 10% per annum of $559,032 as of December 31, 2024	8,884,000	-
Series G Convertible Preferred Stock – Discount	(8,884,000)	-

Total Mezzanine Equity	4,930,004	404,071

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, $0.001 par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of December 31, 2024 and December 31, 2023	144,524	144,524
Common Stock, par value $0.001, 250,000,000 shares authorized, 3,363,603 and 2,018,857 shares issued and outstanding as of December 31, 2024 and December 31, 2023	3,364	2,019
Additional Paid in Capital	138,780,138	114,200,096
Accumulated Deficit	(129,138,286)	(101,977,067)
Total Stockholders’ Equity	9,789,740	12,369,572

Total Liabilities and Stockholders’ Equity	$21,421,084	$17,862,270

The accompanying notes are an integral part of these consolidated financial statements

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2024	2023
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Administrative Expenses	4,161,907	5,442,886
Research and Development Expenses	3,441,010	7,867,795
Stock Based Compensation	1,057,271	3,049,537
Series F Warrant Issuance Expenses	-	762,834
Series F-1 Warrant Issuance Expenses	539,097	-
Series G Warrant Issuance Expenses	969,505	-
Loss from Operations	(10,168,790)	(17,123,052)

Other (Income) Expenses
Interest and Dividend Income	(351,809)	(455,570)
Gain on Sales of Marketable Securities	(976)	(416)
Unrealized Gain on Marketable Securities	(671)	(514)
Change in fair value of Derivatives Liabilities	388,000	(3,088,800)
Change in fair value of Warrant Liabilities	4,410,000	(9,756,000)
Loss on issuance of Series F-1 Convertible Preferred Stock	3,737,000	-
Loss on issuance of Series G Convertible Preferred Stock	5,109,000	-
Casualty Loss/(Gain)	(100,000)	178,198
Total Other (Income) Expenses	13,190,544	(13,123,102)

Loss Before Income Tax	(23,359,334)	(3,999,950)

Income Tax Benefit	-	-

Net Loss	$(23,359,334)	$(3,999,950)

Preferred Stock Dividends	3,801,885	4,218,213

Net Loss Attributable to Common Stockholders	$(27,161,219)	$(8,218,163)

Basic and Dilutive net loss per common share	$(11.15)	$(5.33)

Weighted average basic and diluted common shares outstanding	2,437,000	1,542,453

The accompanying notes are an integral part to these consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

									Common Stock
	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series D Convertible			Common Stock	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Par Value	Paid	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2023	6,633	$404,071	-	$-	-	$-	72,992	$144,524	2,018,857	$2,019	$114,200,096	$(101,977,067)	$12,369,572
Net loss	-	-	-	-	-	-	-	-	-	-	-	(23,359,334)	(23,359,334)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	908	1	(1)	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	283,019	283	599,717	-	600,000
Issuance of 5,050 shares of Series F-1 Convertible Preferred Stock, net of discount and offering costs of $35,252	-	-	5,050	-	-	-	-	-	-	-	-	-	-
Issuance of 8,950 shares of Series G Convertible Preferred Stock, net of discount and offering costs of $48,559	-	-	-	-	8,950	-	-	-	-	-	-	-	-
Redemption of 1,195 shares of stock	(1,195)	(73,472)	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 1,251 shares of Series F Convertible Preferred Stock	(1,227)	(74,330)		-	-	-	-	-	747,283	747	292,404	-	293,151
Accelerated Conversion of 303 shares of Series F-1 Convertible Preferred Stock	-	-	(303)	-	-	-	-		262,768	263	35,437	-	35,700
Conversion of 66 shares of Series G Convertible Preferred Stock	-	-	-	-	(66)	-	-		50,768	51	(51)	-	-
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	(3,801,885)	(3,801,885)
Reclass of warrant liability upon warrant modiffication for Series F Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	7,961,000		7,961,000
Reclass of warrant liability upon warrant modiffication for Series F-1 Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	19,308,000		19,308,000
Modification of Series F Convertible Preferred Stock	-	4,673,735	-	-	-	-	-	-	-	-	(4,673,735)		(4,673,735)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	1,057,271	-	1,057,271

Balance at December 31, 2024	4,211	$4,930,004	4,747	$-	8,884	$-	72,992	$144,524	3,363,603	$3,364	$138,780,138	$(129,138,286)	$9,789,740

									Common Stock
	Series F Convertible		Series F-1 Convertible		Series g Convertible		Series D Convertible			Common Stock	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Par Value	Paid	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2022	-	$-	-	$-	-	$-	72,992	$144,524	1,315,674	$1,316	$108,308,120	$(93,758,904)	$14,695,056
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,999,950)	(3,999,950)
Round-up shares from the 1-for-30 reverse split effective February 23, 2024	-	-	-	-	-	-	-	-	65,960	66	(66)	-	-
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	7,861	8	(8)	-	-
Exercise of prepaid equity forward contract	-	-	-	-	-	-	-	-	4,505	4	(4)	-	-
Issuance of 15,000 shares of Series F Convertible Preferred Stock, net of discount and offering costs of $14,087,111	15,000	912,889	-	-	-	-	-	-	-	-	-	-	-
Conversion of 4,937 shares of Series F Convertible Preferred Stock, July 1, 2023 through October 1, 2023, monthly installments of $1,429,871 paid with common stock	(4,937)	(291,880)	-	-	-	-	-	-	204,457	205	981,805	-	982,010
Redemption of 1,389 shares of Series F Convertible Preferred Stock, November 1, 2023 through December 1, 2023, monthy linstallments of $1,429,871 paid with cash and common stock	(1,389)	(89,635)	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 2,041 shares of Series F Convertible Preferred Stock	(2,041)	(127,303)	-	-	-	-	-	-	335,077	335	427,965	-	428,300
Deemed Dividend for the true-up of the August 1, 2023 installment for the Series F Convertible Preferred Stock paid with common stock	-	-	-	-	-	-	-	-	29,045	29	766,474	(766,503)	-
Deemed Dividend for the true-up of the October 1, 2023 installment for the Series F Convertible Preferred Stock paid with common stock	-	-	-	-	-	-	-	-	56,278	56	666,273	(666,329)	-
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	(2,785,381)	(2,785,381)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	3,049,537	-	3,049,537

Balance at December 31, 2023	6,633	$404,071	-	$-	-	$-	72,992	$144,524	2,018,857	$2,019	$114,200,096	$(101,977,067)	$12,369,572

The accompanying notes are an integral part of these consolidated financial statements

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss from ongoing operations	$(23,359,334)	$(3,999,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	(976)	(416)
Change in fair value of marketable securities	(671)	(514)
Change in fair value of derivatives	388,000	(3,088,800)
Change in fair value of warrants	4,410,000	(9,756,000)
Loss on issuance of Series F-1 Convertible Preferred Stock	3,737,000	-
Loss on issuance of Series G Convertible Preferred Stock	5,109,000	-
Stock based compensation:
Options issued to directors	476,563	944,834
Options issued to key employees	507,390	1,962,138
Options issued to non-employees	73,318	142,565
Shares issued for services	600,000	-
Change in assets and liabilities
Prepaid expenses	(504)	(327,439)
Trade and other payables	(814,114)	1,042,997
Operating leases	(1,481)	(578)
Deferred compensation payable	(100,538)	100,538
Net cash used by operating activities	(8,976,347)	(12,980,625)

Cash flows from investing activities:
Purchases of marketable securities	(12,851,809)	(13,454,304)
Proceeds from sale of marketable securities	6,750,480	15,300,030
Net cash (used in)/provided by investing activities	(6,101,329)	1,845,726

Cash flows from financing activities
Net proceeds from the issuance of Series F Convertible Preferred Stock	-	14,685,689
Net proceeds from the issuance of Series F-1 Convertible Preferred Stock	5,050,000	-
Net proceeds from the issuance of Series G Convertible Preferred Stock	8,950,000	-
Redemption of Convertible Preferred Stock	(73,472)	(89,635)
Dividend on Convertible Preferred Stock	(1,356,708)	(1,452,145)
Premium on Convertible Preferred Stock	-	(77,090)
Net cash provided by financing activities	12,569,820	13,066,819

Net increase/(decrease) in cash and cash equivalents	(2,507,856)	1,931,920
Cash and cash equivalents at beginning of year	2,681,010	749,090
Cash and cash equivalents at end of year	$173,154	$2,681,010

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Initial fair value of warrant liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$-	$10,623,000
Initial fair value of derivative liabilities pursuant to the issuance of Series F Convertible Preferred Stock and Warrants	$-	$3,149,000
Initial fair value of warrant liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$7,933,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$854,000	$-
Initial fair value of warrant liabilities pursuant to the issuance of Series G Convertible Preferred Stock and Warrants	$14,059,000	$-
Reclass of warrant liability to equity upon warrant modification for the Series F Warrants	$7,961,000	$-
Reclass of warrant liability to equity upon warrant modification for the Series F-1 Warrants	$6,965,000	$-
Reclass of warrant liability to equity upon warrant modification for the Series G Warrants	$12,343,000	$-
Modification of Series F Convertible Preferred Stock	$4,673,735	$-

The accompanying notes are an integral part to these consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

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

These consolidated financial statements include two wholly owned subsidiaries as of December 31, 2024, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

Isomyosamine (formerly MYMD-1) is an oral, next-generation TNF-α inhibitor with the potential to transform the way TNF-α based diseases are treated due to its selectivity and ability to cross the blood brain barrier. Its ease of oral dosing is a significant differentiator compared to currently available TNF-α inhibitors, all of which require delivery by injection or infusion. Isomyosamine has also been shown to selectively block TNF-α action where it is overactivated without preventing it from doing its normal job of responding to routine infection. Isomyosamine is doubly effective at inhibiting inflammation by blocking both TNF-a and IL-6 activity, whereas currently approved anti-TNF and anti-IL-6 treatments for rheumatoid arthritis (“RA”) can only target one or the other. In addition, in early clinical studies it has not been associated with serious side effects known to occur with traditional immunosuppressive therapies that treat inflammation.

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

On April 8, 2025, the Company entered into an Omnibus Amendment Agreement (“April 2025 Amendment Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State of the State of Delaware (the “April 2025 Series F-1 Certificate of Amendment”), (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State of the State of Delaware (the “April 2025 Series F Certificate of Amendment”), (iii) the Series F-1 Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Seres F-1 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series F-1 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding as of the date of such issuance (the “Excluded Securities Modification”), and (iv) to amend the term of the Series F-1 Short-Term Warrants to be five years from the date of issuance. In addition, in consideration of the foregoing, the Company agreed to reduce the size of the board of directors of the Company to no more than six directors, no later than the Company’s 2025 annual meeting of stockholders.

The April 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to June 30, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of December 31, 2024, and (B) subject to obtaining the approval of the Company’s stockholders, effective January 1, 2025, increase the aggregate Stated Value of the Series F Preferred Stock outstanding to an amount equal to 110% of the aggregate Stated Value of the Series F Preferred Stock outstanding. The April 2025 Series F Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designations. The Series F Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. Effective as of April 8, 2024, the Company appointed Dr. Mitchell Glass to serve as a member of the Company’s board of directors, with Mr. Glass having been elected to such position by the holders of the Series F Preferred Shares. During the years ended December 31, 2024 and 2023, the Company recorded dividends totaling $2,927,803 and $4,218,213, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

The Series F Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs; the fair value of our Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

During the years ended December 31, 2024 and 2023, the Company recorded gains of $61,000 and $3,088,800, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative at December 31, 2024 using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $1.15 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 6.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.6%.

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

During the year ended December 31, 2024, the Company recorded a loss of $7,094,000 related to the change in fair value of the Series F Warrant liabilities through the March 31, 2024 reclassification of Series F Warrant liabilities to equity, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss (see below). The fair value of the Series F Warrants of $7,961,000 was estimated at March 31, 2024, utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.90 years; equity volatility of 110.0%; and a risk-free interest rate of 4.31%.

During the year ended December 31, 2023, the Company recorded a gain of $9,756,000 related to the change in fair value of the Series F Warrant liabilities, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss.

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

On April 8, 2025, the Company entered into the April 2025 Amendment Agreement with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing the April 2025 Series F-1 Certificate of Amendment with the Secretary of State of the State of Delaware, (ii) the Series F Certificate of Designations, as described below, by filing the April 2025 Series F Certificate of Amendment, (iii) the Series F-1 Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Seres F-1 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series F-1 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding as of the date of such issuance, and (iv) to amend the term of the Series F-1 Short-Term Warrants to be five years from the date of issuance. In addition, in consideration of the foregoing, the Company agreed to reduce the size of the board of directors of the Company to no more than six directors, no later than the Company’s 2025 annual meeting of stockholders.

The April 2025 Series F-1 Certificate of Amendment amends the Series F-1 Certificate of Designations to amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification. The April 2025 Series F-1 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of the Series F-1 Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F-1 Preferred Stock is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F-1 Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F-1 Certificate of Designations. During the year ended December 31, 2024, the Company recorded dividends totaling $315,410, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

The estimated fair value of the Series F-1 Preferred Stock on the issuance date of approximately $9.3 million, was determined utilizing Monte Carlo simulations. The estimated aggregate fair value of the Warrants of approximately $7.9 million was determined utilizing the Black Scholes Model. The aggregate fair value of the Warrants exceeds the aggregate gross proceeds from the transaction as the Warrants were issued in the money. Further, the fair value of the derivative liability related to the Series F-1 Preferred Stock was determined to be approximately $0.9 million on the date of issuance.

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

During the year ended December 31, 2024, the Company recorded a loss of $449,000, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The Company estimated the $1,303,000 fair value of the bifurcated embedded derivative at December 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $1.15 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 7.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.6%.

Series F-1 Warrants

The Series F-1 Warrants were accounted for as liabilities based on the following analysis. The Series F-1 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

On August 16, 2024, the Company entered into (i) an Amendment (the “Series F-1 Long Term Warrant Amendment”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Long Term Warrants, and (ii) an Amendment (the “Series F-1 Short Term Warrant Amendment” and, together with the Series F-1 Long Term Warrant Amendment, the “Series F-1 Warrant Amendments”) with the Series F-1 Investors, effective as of June 30, 2024 relating to the Series F-1 Short Term Warrants. The Series F-1 Warrant Amendments modified certain terms of the Series F-1 Warrants relating to the rights of the holders of the Series F-1 Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series F-1 Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series F-1 Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Series F-1 Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction, whether that consideration be in the form of cash, stock or any combination thereof, or whether the holders of Common Stock are given the choice to receive from among alternative forms of consideration in connection with the Fundamental Transaction; provided, further, that if holders of Common Stock of the Company are not offered or paid any consideration in such Fundamental Transaction, such holders of Common Stock will be deemed to have received common stock of the successor entity (which such successor entity may be the Company following such Fundamental Transaction). Additionally, the Series F-1 Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 30 day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The modification resulted in the reclassification of the Series F-1 Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series F-1 Warrants at fair value as of July 25, 2024 ($6,965,000), and recognized the $6,000 change in fair value as a non-cash loss and reclassified the Series F-1 Warrants to additional paid-in capital as of July 25, 2024. For the year ended December 31, 2024, the Company recognized a non-cash gain on the change in fair value of $968,000.

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

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Shares (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the year ended December 31, 2024, the Company recorded dividends totaling $559,393, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

Series G Warrants

The Series G Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series G Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

On August 16, 2024, the Company entered into (i) an Amendment (the “Series G Long Term Warrant Amendment”) with the Series G Investors, effective as of June 30, 2024, relating to the Series G Long Term Warrants, and (ii) an Amendment (the “Series G Short Term Warrant Amendment” and, together with the Series G Long Term Warrant Amendment, the “Series G Warrant Amendments”) with the Series G Investors, effective as of June 30, 2024, relating to the Series G Short Term Warrants. The Series G Warrant Amendments modified certain terms of the Series G Warrants relating to the rights of the holders of the Series G Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Series G Warrants) that is not within the Company’s control, including the Fundamental Transaction not being approved by the Company’s Board of Directors, the holder of the Series G Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in the Series G Warrants) of the unexercised portion of such Series G Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction, whether that consideration be in the form of cash, stock or any combination thereof, or whether the holders of Common Stock are given the choice to receive from among alternative forms of consideration in connection with the Fundamental Transaction; provided, further, that if holders of Common Stock of the Company are not offered or paid any consideration in such Fundamental Transaction, such holders of Common Stock will be deemed to have received common stock of the successor entity (which such successor entity may be the Company following such Fundamental Transaction). Additionally, the Series G Warrant Amendments amend the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 60 day volatility, obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The modification resulted in the reclassification of the Series G Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Series G Warrants at fair value as of July 25, 2024 ($12,343,000) and recognized the $11,000 change in fair value as a non-cash loss and reclassified the Series G Warrants to additional paid-in capital as of July 25, 2024. For the year ended December 31, 2024, the Company recognized a non-cash gain on the change in fair value of $1,716,000.

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

On June 7, 2023, the Company granted the three employee’s options to purchase an aggregate of 7,668 shares of Common Stock with an exercise price of $49.80 per share. As consideration for a waiver and release in their separation agreements, the Company amended the employees’ respective June 7, 2023 option agreements to accelerate vesting of the portion of optioned shares that otherwise would have vested upon the first and second anniversaries of the date of grant. The options have an exercise period of twelve months from the date of separation. The Company recognized as compensation expense $168,496 which represented the remaining unamortized fair value of the original grant.

Executive Officer Contract Amendments and Separations

Effective November 13, 2023, the Company entered into an amendment to the employment agreement of Dr. Chris Chapman, its President and Chief Medical Officer, providing for Dr. Chapman’s annual base salary to be adjusted from five hundred thousand dollars ($500,000) (the “Full Base Salary”) to two hundred fifty thousand dollars ($250,000) in cash per annum, until payment of his Full Base Salary would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $250,000 of base salary per annum (the “Deferral Amount”) shall be deferred until payment of the Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Deferral Amount may be paid, at Dr. Chapman’s election, in shares of Common Stock or in cash. As of December 31, 2024 and December 31, 2023, the Company had recognized a salary deferral of $149,038 and $28,846, respectively, which was paid to Dr. Chapman on June 27, 2024.

Dr. Chapman’s employment agreement terminated June 14, 2024. Pursuant to a General Release and Severance Agreement (the “Separation Agreement”), dated as of June 14, 2024, Dr. Chapman is entitled to (i) payment in the amount of $125,000, less all lawful and authorized withholdings and deductions, to be paid in three (3) equal monthly installments, (ii) a one-time payment equal to $25,000, less all lawful and authorized withholdings and deductions, (iii) reimbursement for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for a period of up to three (3) months, and (iv) acceleration of certain unvested options granted to Dr. Chapman pursuant to those certain Nonqualified Stock Option Agreements, dated April 4, 2023 and June 7, 2023. The Company recognized $150,000 of salary expense and $197,427 of stock-based compensation during the yere ended December 31, 2024, which is included in the Consolidated Statement of Comprehensive Loss.

In connection with an overall reduction in compensation paid to the Company’s directors implemented in November 2023, effective November 13, 2023, the Company entered into an amendment to the employment agreement of Christopher C. Schreiber, a Director and the Company’s former Executive Chairman, providing for Mr. Schreiber’s annual fee to be adjusted from three hundred thousand dollars ($300,000) (the “Full Fee”) to sixty thousand dollars ($60,000) in cash per annum, until payment of his Full Fee would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion. The amendment further provides that the remaining $240,000 of the fees per annum (the “Fee Deferral Amount”) shall be deferred until payment of the Fee Deferral Amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time the Fee Deferral Amount may be paid, at Mr. Schreiber’s election, in shares of Common Stock or in cash. The amendment also clarified that Mr. Schreiber’s title is “Director.” As of December 31, 2024 and 2023, the Company had recognized a salary deferral of $175,385 and $27,692, respectively, which was paid to Mr. Schreiber on August 22, 2024.

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

Director’s Deferral of Board Service Fees

On November 13, 2023, the Board approved certain adjustments to the director fees. Mr. Silverman’s fees were decreased from $216,000 to $60,000 annually, with payment of the excess amount of $156,000 deferred until the date that payment of such amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amount may be paid, at Mr. Silverman’s election, in shares of Common Stock or in cash. Messrs. Eagle’s, Uzonwanne’s and White’s fees were decreased from $96,000 to $60,000 annually, with payment of the excess amounts of $36,000 per director deferred until the date that payment of such amounts would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amounts may be paid, at each director’s election, in shares of Common Stock or in cash. Upon their appointment to the Board, Messrs. Friscia and Glass were also subject to this deferral. As of December 31, 2024 and 2023, the Company had recognized a board fee deferral of $209,800 and $44,000, respectively, which was paid to the respective Board member on August 21, 2024.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and for the year ended December 31, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2024 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2024 and December 31, 2023.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at December 31, 2024	$8,345,081	$-	$-

Marketable securities at December 31, 2023	$2,242,106	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. The maturities of the securities are less than one year.

As of December 31, 2024 and 2023, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the year ended December 31, 2024 and 2023 were gains of $671 and $514, respectively.

Gains and losses resulting from the sales of marketable securities were gains of $976 and $416 for the years ended December 31, 2024 and 2023, respectively.

Proceeds from the sales of marketable securities were $6,750,480 and $15,300,030 in the years ended December 31, 2024 and 2023, respectively. Purchases of marketable securities were $12,851,809 and $13,454,304 during the years ended December 31, 2024 and 2023, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of December 31,
Description	Level	2024	2023
Liabilities
Warrant Liabilities	3	$-	$867,000
Derivative Liabilities	3	$1,282,000	$61,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

	As of December 31,
Description	2024	2023
Balance on December 31, 2023 and 2022	$867,000	$-
Issuance of warrants reported at fair value	-	10,623,000
Changes in fair value of warrant liabilities	7,094,000	(1,175,000)
Reclassification of warrant liability to equity upon warrant modification	(7,961,000)
Balance on March 31,	-	9,448,000
Issuance of warrants reported at fair value	21,992,000	-
Changes in fair value of warrant liabilities	(2,701,000)	(1,635,000)
Balance on June 30,	19,291,000	7,813,000
Changes in fair value of warrant liabilities	17,000	(5,356,000)
Reclassification of warrant liability to equity upon warrant modification	(19,308,000)	-
Balance on September 30,	-	2,457,000
Changes in fair value of warrant liabilities	-	(1,590,000)
Balance on December 31,	$-	$867,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

	As of December 31,
Description	2024	2023
Balance on December 31, 2023 and 2022	$61,000	$-
Issuance of derivatives reported at fair value	-	3,149,800
Changes in fair value of derivative liabilities	(61,000)	120,700
Balance on March 31,	-	3,270,500
Issuance of derivatives reported at fair value	854,000	-
Changes in fair value of derivative liabilities	72,000	194,500
Balance on June 30,	926,000	3,465,000
Changes in fair value of derivative liabilities	356,000	(2,566,900)
Balance on September 30,	1,282,000	898,100
Changes in fair value of derivative liabilities	21,000	(837,100)
Balance on December 31,	$1,303,000	$61,000

There were no assets or liabilities measured on a non-recurring basis as of December 31, 2024 or December 31, 2023.

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks and do not exceed the FDIC limit as of December 31, 2024.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of December 31, 2024, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of December 31, 2024.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of December 31, 2024, the Company has 18 issued U.S. patents, 69 issued foreign patents, one pending U.S. patent applications and five foreign patent applications pending in such jurisdictions as Canada, China, Israel, and Japan, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

The Company records expenses related to the application for and maintenance of patents as a component of research and development expenses on the Consolidated Statement of Comprehensive Loss.

Patent Costs and Trade Secrets

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

(n) Goodwill

Goodwill is evaluated annually for impairment or whenever the Company identifies certain triggering events or circumstances that would more likely than not reduce the fair value below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, economic factors (for example, the loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts. No impairment was recorded for each of the years ended December 31, 2024 and 2023.

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

(o) Right-of-Use Assets

The Company leased a facility in Baltimore, Maryland under an operating lease (“2021 Baltimore Lease”) with annual rentals of $52,800 to $56,016 plus certain operating expenses. The 2021 Baltimore Lease took effect on November 17, 2021, for a term of 12 months with automatic renewals unless sixty-day notice is provided. The initial term expired on November 30, 2022. The lease renewed effective December 1, 2022, for a term of 12 months with automatic renewals unless a sixty-day notice is provided. The 2021 Baltimore Lease was terminated by the lessor on April 30, 2024.

The Company leased a facility in Tampa, Florida under an operating lease (“Platt Street Lease”) with annual rentals of $22,030 to $23,259 plus certain operating expenses. The Platt Street Lease took effect on April 1, 2022, for a term of 36 months. The Platt Street Lease was cancelled without penalty effective October 31, 2023.

The Company leased a facility in Baltimore, Maryland under an operating lease (“2024 Baltimore Lease”) with annual rentals of $32,400 plus certain operating expenses. The 2024 Baltimore Lease took effect on May 1, 2024, for a term of 12 months with automatic renewals unless sixty-day notice was provided. On February 26, 2025, the Company provided notice of its intention not to renew the Baltimore Lease, effective April 30, 2025.

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

The Company utilizes the package of practical expedients permitted within the standard, which allows an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient, allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components. The Company has also elected the short-term lease accounting policy under which the Company would not recognize a lease liability or ROU asset for any lease that at the commencement date has a lease term of twelve months or less and does not include a purchase option that the Company is more than reasonably certain to exercise.

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

The Company’s operating leases are comprised of the 2024 Baltimore Lease, the 2021 Baltimore Lease and the Platt Street Lease on the Consolidated Balance Sheets. The information related to these leases are presented below:

	As of December 31, 2024				As of December 31, 2023
	Platt Street	2021 Baltimore	2024 Baltimore		Platt Street	2021 Baltimore
Balance Sheet Location	Lease	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$-	$-	$10,579	$10,579	$-	$47,389	$47,389
Lease Payable, current	-	-	10,579	10,579	-	48,870	48,870
Lease Payable - net of current	-	-	-	-	-	-	-

The following provides details of the Company’s lease expense:

	For the Years Ended December 31, 2024				For the Years Ended December 31, 2023
	Platt Street	2021 Baltimore	2024 Baltimore		Platt Street	2021 Baltimore
Lease Expenses	Lease	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$18,672	$21,600	$40,272	$18,868	$54,400	$73,268

Other information as of December 31, 2024 related to leases is presented below:

	Other Lease Information
	Platt Street	2021 Baltimore	2024 Baltimore
Other Information	Lease	Lease	Lease	Total
Operating Leases
Operating cash used	$-	$18,672	$21,600	$40,272
Average remaining lease term	-	-	4	4
Average discount rate	10.0%	10.0%	10.0%	10.0%

As of December 31, 2024, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	Annual Minimum Lease Payments
	Platt Street	2021 Baltimore	2024 Baltimore
	Lease	Lease	Lease	Total
For Years Ending December 31,
2024	-	-	-	$-
2025	-	-	10,800	10,800
Total future minimum lease payments, undiscounted	$-	$-	$10,800	$10,800
Less: Imputed interest	-	-	221	221
Present value of future minimum lease payments	$-	$-	$10,579	$10,579

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the years ended December 31, 2024 and 2023 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Since the Company had losses in the past, all prior years that generated net operating loss carryforwards are open and subject to audit examination in relation to the net operating loss generated from those years.

(s) Basic and Diluted Earnings per Share of Common Stock

Basic earnings per common stock is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common stock plus dilutive common share equivalents outstanding during the period. Potential common stock that would have the effect of increasing diluted earnings per share are considered anti-dilutive.

Diluted net loss per share is computed using the weighted average number of shares of Common Stock and dilutive potential Common Stock outstanding during the period.

As the Company reported a net loss for the years ended December 31, 2024 and 2023, Common Stock equivalents were anti-dilutive.

As of December 31, 2024 and 2023, the following securities are excluded from the calculation of weighted average dilutive common stock because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2024	2023
Stock Options	45,226	47,286
Unvested Restricted Stock Units	48,334	88,668
Warrants to purchase Common Stock	33,293,640	4,933,622
Series C Preferred Convertible Warrants	-	918
Series D Preferred Convertible Stock	1,217	1,217
Series F Preferred Convertible Stock	3,239,231	3,318,626
Series F-1 Convertible Preferred Stock	3,651,538	-
Series G Convertible Preferred Stock	6,833,846	-
Total potentially dilutive shares	47,113,032	8,390,337

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

(v) Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 12, Segment Reporting.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact related to the adoption of ASU 2023-09 on their consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on their consolidated financial statement disclosures.

Note 3 – Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As of December 31, 2024, the Company’s cash on hand was $173,154 and marketable securities were $8,345,082. The Company has incurred a total net loss attributable to common stockholders of $27,161,219 for the year ended December 31, 2024. As of December 31, 2024, the Company had working capital of $2,710,626 and stockholders’ equity of $9,789,740, including an accumulated deficit of $129,138,286. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

During the year ended December 31, 2024, the Company raised $12,487,399, net of offerings costs of $1,512,601, through the private placement of the Company’s Series F-1 Preferred Stock and Series G Preferred Stock and warrants to purchase shares of the Company’s Common Stock.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these Consolidated Financial Statements are sufficient to fund its current operating budget and contractual obligations as of December 31, 2024 as they fall due within the next twelve-month period from the date of the issuance of these financial statements, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	December 31, 2024	December 31, 2023

Accounts Payable – Trade	$2,515,421	$3,079,080
Accrued Expenses	386,683	637,138
	$2,902,104	$3,716,218

Note 5 – Stock-based Payments

Equity incentive Plans

2016 Stock Incentive Plan

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of December 31, 2024, no options were outstanding and no shares of Common Stock remain available for issuance under the 2016 Plan. Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Stock Incentive Plan (the pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Incentive Plan together with the 2016 Plan, the “MyMD Florida Incentive Plan”), assuming all of pre-Merger MyMD Florida’s rights and obligations with respect to the options issued thereunder (except that the term of each options was amended to expire on the second-year anniversary of the effective time of closing). All such options expired on April 16, 2023.

2017 Stock Incentive Plan

On August 7, 2017, the stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. As of December 31, 2024, grants of restricted stock and options to purchase 93 shares of Common Stock have been issued pursuant to the 2017 Plan, and 25 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. As of December 31, 2024, grants of RSUs and restricted stock to purchase 8,769 shares of Common Stock have been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the stockholders approved, and the Company adopted the 2021 Stock Incentive Plan, as amended, (“2021 Plan”). The 2021 Plan provides for the issuance of up to 2,500,000 shares of the Company’s Common Stock. As of December 31, 2024, grants of RSUs and stock options to purchase 109,983 shares of Common Stock have been issued pursuant to the 2021 Plan, and 2,390,017 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the year ended December 31, 2024:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2023	139,840	$46.09	$42.34	8.17	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(80,002)	43.89	39.62	6.56	-
Canceled/Expired	-	-	-	-	-
Balance at December 31, 2024	59,838	49.03	45.97	7.98	$-
Exercisable as of December 31, 2024	45,226	48.78	45.60	7.84	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.15 for the Company’s Common Stock on December 31, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023.

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

During the years ended December 31, 2024 and 2023, the Company recognized stock option expenses totaling $1,057,271 and $3,049,537, respectively.

The unamortized stock option expenses as of December 31, 2024 and 2023 totaled $148,583 and $2,418,338, respectively.

Restricted Stock Units

During the year ended December 31, 2023, the Company converted 261 vested RSUs issued in March 2019 and 7,600 vested RSUs issued in September 2020 to members of the Board of Directors into 7,861 shares of Common Stock of the Company. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc in 2021 and prior years.

On October 14, 2021, the Compensation Committee of the Board of Directors approved grants totaling 93,169 Restricted Stock Units to the Company’s six directors and seven key employees. Each RSU had a grant date fair value of $242.70 which will be amortized upon vesting into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2021 Plan. Vesting of each RSU is:

●	One-third (33%) of each RSU will vest when the Company’s market capitalization is equal to or greater than $500,000,000 for at least ten (10) trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $150.00 during such trading day period.

●	One-third (33%) of each RSU will vest when the Company’s market capitalization is equal to or greater than $750,000,000 for at least ten (10) trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $150.00 during such trading day period.

●	The remaining awarded units will vest when the Company’s market capitalization is equal to or greater than $1,000,000,000 for at least ten (10) trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $150.00 during such trading day period.

●	In the event that (i) a change in control occurs or (ii) the participant incurs a termination of service by the Company without cause or due to the participant’s death or total and permanent disability, then all unvested units shall become vested units immediately upon the occurrence of such event.

As of December 31, 2024, none of the vesting milestones have been met.

For the year ended December 31, 2024 the Company converted 908 vested RSUs issued in September 2020 to a member of the Board of Directors, convertible into 908 shares of Common Stock of the Company. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc. in 2021 and prior years.

The following is the status of outstanding unvested restricted stock units outstanding as of December 31, 2024 and the changes for the year ended December 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2023	88,668	$242.70
Granted	-	-
Vested	-	-
Forfeited	(40,334)	242.70
Canceled/Expired	-	-
Balance at December 31, 2024	48,334	$242.70

As of December 31, 2024 and 2023, the unamortized value of the RSUs was $9,789,061 and $21,600,300, respectively.

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

As of December 31, 2024, the Company’s authorized capital stock consisted of 300,000,000 shares, of which 250,000,000 are shares of Common Stock, and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Convertible Preferred Stock (the “Series F Preferred Stock”) 5,050 of which have been designated as Series F-1 Convertible Preferred Stock and 12,826,273 of which have been designated as Series G Preferred Stock.

As of December 31, 2024 and December 31, 2023, there were 3,363,603 and 2,018,857 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares of Series D Preferred Stock issued and outstanding and warrants to purchase Series C Preferred Stock convertible into 918 shares of Common Stock issued and outstanding as of December 31, 2024 and December 31, 2023. There were 4,211 and 6,633 shares of Series F Preferred Stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. There were 4,747 and 0 shares of Series F-1 Preferred Stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. There were 8,884 and 0 shares of Series G Preferred Stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of December 31, 2024 and December 31, 2023.

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

As of December 31, 2024 and December 31, 2023, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 1,217 underlying shares of the Company’s Common Stock.

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

During the year ended December 31, 2023, the Company issued 7,861 shares of Common Stock for previously vested restricted stock units.

During the year ended December 31, 2023, 4,505 prefunded warrants were exercised in exchange for 4,505 shares of Common Stock.

During the year ended December 31, 2023 the Company issued 539,534 shares of Common Stock as installment conversions and 85,323 shares of Common Stock for make-whole adjustments for the Series F Preferred Stock.

During the year ended December 31, 2024, the Company issued 908 shares of Common Stock for previously vested restricted stock units.

During the year ended December 31, 2024, the Company issued 283,019 shares of Common Stock in exchange for services with a fair market value of $600,000.

During the year ended December 31, 2024 the Company issued 747,283 shares of Common Stock as installment conversions and 0 shares of Common Stock for make-whole adjustments for the Series F Preferred Stock.

During the year ended December 31, 2024 the Company issued 262,768 shares of Common Stock as installment conversions and 0 shares of Common Stock for make-whole adjustments for the Series F-1 Preferred Stock.

During the year ended December 31, 2024 the Company issued 50,768 shares of Common Stock for the exercise of the Series G Preferred Stock.

Common Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2023	4,933,622	$9.02	4.08	$21,650,589
Issued	21,538,460	1.30	2.82	-
Series F Modification
Warrants issued February 23, 2023	(4,716,904)	3.18	3.15	-
Warrant modification November 6, 2024	11,538,462	1.30	3.15	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at December 31, 2024	33,293,640	$2.18	2.81	$-
Exercisable as of December 31, 2024	33,293,640	$2.18	2.81	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.15 for the Company’s Common Stock on December 31, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023. All warrants were vested on date of grant.

Pursuant to the February 2023 Offering, the Company issued Warrants to investors to purchase 4,716,904 shares of Common Stock (as adjusted, and subject to further adjustment), with an exercise price of $3.18 per share (as adjusted, and subject to further adjustment), for a period of five years from the date of issuance. The Exercise Price and the number of shares issuable upon exercise of the Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of shares issuable upon exercise of the Warrants will be increased proportionally.

Pursuant to the Series F-1 Private Placement, the Company issued the Series F-1 Short-Term Warrants to investors to purchase 2,780,839 shares of Common Stock (as adjusted, and subject to further adjustment), with an initial exercise price of $1.816 per share (as adjusted, and subject to further adjustment), for a period of 18 months from the date of issuance and the Series F-1 Short-Long Warrants to investors to purchase 2,780,839 shares of Common Stock (as adjusted, and subject to further adjustment), with an initial exercise price of $1.816 per share (as adjusted, and subject to further adjustment), for a period of five years from the date of issuance. The Series F-1 Exercise Price and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F-1 Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Series F-1 Exercise Price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately.

Pursuant to the Series G Private Placement, the Company issued the Series G Short-Term Warrants to investors to purchase 4,928,416 shares of Common Stock (as adjusted, and subject to further adjustment), with an initial exercise price of $1.816 per share (as adjusted, and subject to further adjustment), for a period of 18 months from the date of issuance and the Series G Short-Long Warrants to investors to purchase 4,928,416 shares of Common Stock (as adjusted, and subject to further adjustment), with an initial exercise price of $1.816 per share (as adjusted, and subject to further adjustment), for a period of five years from the date of issuance. The Series G Exercise Price and the number of shares issuable upon exercise of the Series G Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Series G Exercise Price, the number of shares issuable upon exercise of the Series G Warrants will be increased proportionately.

Series C Convertible Preferred Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2023	918	$240.00	0.94	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	(918)	240.00	-	-
Balance at December 31, 2024	-	$-	-	$-
Exercisable as of December 31, 2024	-	$-	-	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.15 for the Company’s Common Stock on December 31, 2024 and the closing stock price of $7.77 for the Company’s Common Stock on December 31, 2023. All Series C Convertible Preferred Stock Warrants were vested on date of grant.

Note 7 – Income Taxes

The Company’s income tax (benefit)/provision is as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Current	$-	$-
Deferred	(5,446,000)	4,129,000
Change in Valuation Allowance	5,446,000	(4,129,000)
Income Tax Benefit	$-	$-

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023

Statutory U.S. Federal Income Tax Rate	(21.0)%	(21.0)%
State income taxes, net of U.S. Federal tax effect	(7.5)%	45.5%
Adjustment to deferred tax assets	2.9%	82.8%
Tax credits	(1.6)%	-%
Non-deductible expenses	3.9%	-%
Change in Valuation Allowance	23.3%	(107.3)%
Net	0.0%	0.0%

As of December 31, 2024, and 2023, the Company had U.S. federal net operating loss carry forwards of approximately $116.5 million and $113.1 million, respectively. Approximately $47.1 million of the U.S. federal net operating loss generated in tax years beginning before January 1, 2018 expire beginning with the year ending December 31, 2025 through 2037. The remaining U.S. federal net operating loss of approximately $69.4 million does not expire, however it is limited to 80% of each subsequent year’s net income. As of December 31, 2024, and 2023, the Company had U.S. state net operating loss carry forwards of approximately $55.7 million and $45.2 million, respectively, some of which expire beginning with the year ending December 31, 2025 through 2044. U.S. federal net operating losses of approximately $4.4 million expired during 2024. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

Under Section 382 of the Code, use of the Company’s net operating loss carryforwards is limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. The Company experienced an ownership change as a result of the Merger and therefore the Company’s ability to utilize its net operating loss and certain credit carryforwards are limited. The limitation is determined by the fair market value of the Company’s common stock outstanding immediately prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger caused the Company’s net operating loss carryforwards to be limited. However, the limitation had no impact on the Company’s financial statements since the Company recorded a full valuation allowance for the deferred tax assets as of December 31, 2024 and 2023.

The principal components of the deferred tax assets and liabilities, and related valuation allowances as of December 31, 2024 and 2023 are as follows:

	2024	2023

Reserves and other	$731,000	$796,000
Net operating loss carry-forwards	27,869,000	26,494,000
Capitalized research and development	3,894,000	3,946,000
Research and development tax credit	2,205,000	1,326,000
Share-based compensation	1,430,000	1,108,000
Warrant liability	-	(2,860,000)
Derivative liability	-	(688,000)
Valuation Allowance	(36,129,000)	(30,122,000)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets increased by approximately $5.4 million during the year ended December 31, 2024, due mainly to increases in the Company’s deferred tax asset related to increases in the Company’s cumulative deductible temporary differences and decreases in the Company’s cumulative taxable temporary differences. The valuation allowance for deferred tax assets (decreased) by approximately $(4.1) million during the year ended December 31, 2023, due mainly to write-offs of the gross deferred tax asset related to share-based compensation, net of increases in the Company’s deferred tax assets related to its net operating loss carryforward and capitalized research expenses. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

On March 1, 2022, Mr. Akers filed a second action against the Company in the Superior Court of New Jersey, Law Division, Gloucester County (the “Second Raymond Akers Action”) again asserting one common law whistleblower retaliation claim against the Company. The Company believes that the Second Raymond Akers Action was filed against the Court’s specific admonition that Plaintiff does not attempt to circumvent the statute of limitations.

On May 27, 2022, the Court granted-in-part and denied-in-part the Company’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, the Company filed its Answer, which included affirmative defenses. As of December 31, 2024, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred. While no assurance can be provided, the Company does not believe that the current litigation will have a material impact on its financial condition or results of operations.

Note 9 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been recognized subject to these agreements for the year ended December 31, 2024 and 2023.

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

The Company made matching contributions to the 401(k) Plan during the years ended December 31, 2024 and 2023 of $22,142 and $44,942, respectively.

Note 11 – Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to these agreements as of December 31, 2024 and 2023.

Note 12 – Segment Reporting

The Company has one reportable segment focused on Isomyosamine (formerly MYMD-1). The Company’s chief operating decision maker (“CODM”), who is responsible for evaluating financial performance and allocating resourses, is the President and Chief Medical Officer. The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The CODM does not use assets to assess the segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net operating loss excluding stock-based compensation and warrant issuance expenses. The CODM uses a non-GAAP measure, net of operating loss excluding stock-based compensation and warrant issuance expenses, as the primary measure of operating performance and to monitor the Company’s cash burn and adherence to budget.

To date, the Company has not generated any product revenue and has incurred losses and negative cash flows from operations since inception.

The following table presents certain financial data for the Company’s reportable segment and a reconciliation to the Company’s consolidated net loss.

	2024	2023
Product Revenue	$-	$-
Product Cost of Sales	-	-

Gross Income	-	-

Operating Expenses
Administrative Expenses	4,161,907	5,442,886
Research and Development Expenses	3,441,010	7,867,795
Segment Net Loss	(7,602,917)	(13,310,681)

Reconcilement of Net Loss
Adjustments and Reconciling Items
Stock Based Compensation	1,057,271	3,049,537
Series F Warrant Issuance Expenses	-	762,834
Series F-1 Warrant Issuance Expenses	539,097	-
Series G Warrant Issuance Expenses	969,505	-
Interest and Dividend Income	351,809	455,570
Gains on Sales of Marketable Securities	976	416
Unrealized Gains on Marketable Securities	671	514
Change in Fair Value of Derivative Liabilities	(388,000)	3,088,800
Change in Fair Value of Warrant Liabilities	(4,410,000)	9,756,000
Loss on Issuance of Series F-1 Convertible Preferred Stock	(3,737,000)	-
Loss on Issuance of Series G Convertible Preferred Stock	(5,109,000)	-
Casualty Gain/(Loss)	100,000	(178,198)
Total Adjustments and Reconciling Items	(15,756,417)	9,310,731

Consolidated Net Loss	$(23,359,334)	$(3,999,950)

Segment assets are not reviewed by the CODM and, accordingly, asset information is not presented.

Note 13 – Subsequent Events

On March 5, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares, (i) the Series F Conversion Price, Series F-1 Conversion Price and Series G Conversion Price was adjusted to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the applicable Certificate of Designations and, (ii) the Series F Exercise Price, the Series F-1 Conversion Price and Series G Exercise Price was adjusted to $0.364 per share and the number of shares of Common Stock issuable upon exercise of such warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the applicable warrants.

On April 8, 2025, the Company entered into an Omnibus Amendment Agreement (“April 2025 Amendment Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State of the State of Delaware (the “April 2025 Series F-1 Certificate of Amendment”), (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State of the State of Delaware (the “April 2025 Series F Certificate of Amendment”), (iii) the Series F-1 Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Seres F-1 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series F-1 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding as of the date of such issuance (the “Excluded Securities Modification”), and (iv) to amend the term of the Series F-1 Short-Term Warrants to be five years from the date of issuance. In addition, in consideration of the foregoing, the Company agreed to reduce the size of the board of directors of the Company to no more than six directors, no later than the Company’s 2025 annual meeting of stockholders.

The April 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to June 30, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of December 31, 2024, and (B) subject to obtaining the approval of the Company’s stockholders, effective January 1, 2025, increase the aggregate Stated Value of the Series F Preferred Stock outstanding to an amount equal to 110% of the aggregate Stated Value of the Series F Preferred Stock outstanding. The April 2025 Series F Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

The April 2025 Series F Certificate of Amendment amends the Series F-1 Certificate of Designations to amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification. The April 2025 Series F-1 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

On March 17, 2025, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between January 30, 2025, to March 14, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until September 15, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for an additional 180 calendar days to regain compliance. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

