Form 10-Q
period 2025-03-31
TNF Pharmaceuticals, Inc.
filed 2025-05-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36268

TNF Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1185 Avenue of the Americas. Suite 249 New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock, par value $0.001 per share	TNFA	The Nasdaq Stock Market LLC

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

As of May 13, 2025, the registrant had 14,184,088 shares of its Common Stock, par value $0.001 per share, outstanding.

PART I - Financial Information

Item 1. Financial Statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

(unaudited)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$73,244	$173,154
Marketable Securities	5,805,331	8,345,082
Deposits and Other Receivables	2,482	-
Prepaid expenses	898,324	893,730

Total Current Assets	6,779,381	9,411,966

Non-Current Assets
Lease Right-of-Use	2,678	10,579
Goodwill	10,498,539	10,498,539
Investment in Oravax Medical	1,500,000	1,500,000

Total Non-Current Assets	12,001,217	12,009,118

Total Assets	$18,780,598	$21,421,084

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,593,626	$2,902,104
Due to MyMD FL Shareholders	29,982	29,982
Lease Liability	2,678	10,579
Dividends Payable	2,293,302	2,455,675
Derivative Liability	19,000	1,303,000

Total Current Liabilities	4,938,588	6,701,340

Total Liabilities	4,938,588	6,701,340

Commitments and Contingencies

Mezzanine Equity
Series F Convertible Preferred Stock, 15,000 shares designated, par value $0.001 and a stated value of $1,000 per share, 3,840 and 4,211 shares issued and outstanding as of March 31, 2025 and December 31, 2024. Liquidation preference of $3,840,000 plus dividends at 10% per annum of $1,967,125 as of March 31, 2025	4,495,101	4,930,004
Series F Convertible Preferred Stock – Discount	-	-
Series F Convertible Preferred Stock – Derivative	-	-
Series F-1 Convertible Preferred Stock, 5,050 shares designated, par value $0.001 and a stated value of $1,000 per share, 2,746 and 4,747 shares issued and outstanding as of March 31, 2025 and December 31, 2024. Liquidation preference of $2,746,000 plus dividends at 10% per annum of $152,149 as of March 31, 2025	2,772,816	4,744,101
Series F-1 Convertible Preferred Stock – Discount	(2,772,816)	(4,744,101)
Series G Convertible Preferred Stock, 12,826,273 shares designated, par value $0.001 and a stated value of $1,000 per share, 9,221 and 8,884 shares issued and outstanding as of March 31, 2025 and December 31, 2024. Liquidation preference of $9,221,000 plus dividends at 10% per annum of $174,028 as of March 31, 2025	9,221,000	8,884,000
Series G Convertible Preferred Stock – Discount	(8,565,000)	(8,884,000)

Total Mezzanine Equity	5,151,101	4,930,004

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, 211,353 shares designated, $0.001 par value and a stated value of $0.01 per share, 72,992 shares issued and outstanding as of March 31, 2025 and December 31, 2024	144,524	144,524
Common Stock, par value $0.001, 250,000,000 shares authorized, 7,392,565 and 3,363,603 shares issued and outstanding as of March 31, 2025 and December 31, 2024	7,393	3,364
Additional Paid in Capital	139,615,517	138,780,138
Accumulated Deficit	(131,076,525)	(129,138,286)

Total Stockholders’ Equity	8,690,909	9,789,740

Total Liabilities and Stockholders’ Equity	$18,780,598	$21,421,084

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Administrative Expenses	841,685	1,068,320
Research and Development Expenses	1,545,513	1,198,938
Stock Based Compensation	84,636	517,365

Loss from Operations	(2,471,834)	(2,784,623)

Other (Income) Expenses
Interest and Dividend Income	(62,512)	(18,306)
Gain on Sale of Investments	(2,176)	(175)
Unrealized Loss on Marketable Securities	1,597	899
Change in fair value of Derivative Liabilities	(1,284,000)	(61,000)
Change in fair value of Warrant Liabilities	-	7,094,000

Total Other (Income) Expenses	(1,347,091)	7,015,418

Loss Before Income Tax	(1,124,743)	(9,800,041)

Income Tax Benefit	-	-

Net Loss	(1,124,743)	(9,800,041)

Preferred Stock Dividends	813,496	1,201,867

Net Loss Attributable to Common Stockholders	$(1,938,239)	$(11,001,908)

Basic and Dilutive net loss per common share	$(0.36)	$(5.14)

Weighted average basic and diluted common stock outstanding	5,349,662	2,141,131

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series D Convertible		Common Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock	Additional
		Series		Series		Series		Series		Par Value	Paid	Accumulated	Total
	Shares	F	Shares	F-1	Shares	G	Shares	D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2024	4,211	$4,930,004	4,747	$-	8,884	$-	72,992	$144,524	3,363,603	$3,364	$138,780,138	$(129,138,286)	9,789,740
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,124,743)	(1,124,743)
Accelerated Conversion of 371 shares of Series F Convertible Preferred Stock	(371)	(434,903)		-	-	-	-	-	620,719	621	522,595	-	523,216
Accelerated Conversion of 2001 shares of Series F-1 Convertible Preferred Stock	-	-	(2,001)	-	-	-	-		3,163,243	3,163	259,677	-	262,840
Conversion of 319 shares of Series G Convertible Preferred Stock	-	-	-	-	(319)	-	-		245,000	245	(245)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	656	656,000	-	-	-	-	(31,284)	-	(31,284)
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	(813,496)	(813,496)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	84,636	-	84,636

Balance at March 31, 2025	3,840	$4,495,101	2,746	$-	9,221	$656,000	72,992	$144,524	7,392,565	$7,393	$139,615,517	$(131,076,525)	$8,690,909

	Series F Convertible		Series F-1 Convertible		Series g Convertible		Series D Convertible		Common Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock	Additional
		Series		Series		Series		Series		Par Value	Paid	Accumulated	Total
	Shares	F	Shares	F-1	Shares	G	Shares	D	Shares	$0.001	In Capital	Deficit	Equity
Balance at December 31, 2023	6,633	$404,071	-	$-	-	$-	72,992	$144,524	2,018,857	$2,019	$114,200,096	$(101,977,067)	$12,369,572
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,800,041)	(9,800,041)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	908	1	(1)	-	-
Redemption of 1,195 shares of Series F Convertible Preferred Stock	(1,195)	(73,472)	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 2,041 shares of Series F Convertible Preferred Stock	(450)	(27,214)	-	-	-	-	-	-	137,867	138	91,425	-	91,563
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	(1,201,867)	(1,201,867)
Resclass of warranat liability upon warrant modification	-	-	-	-	-	-	-	-	-	-	7,961,000	-	7,961,000
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	517,365	-	517,365
													-
Balance at March 31, 2024	4,988	$303,385	-	$-	-	$-	72,992	$144,524	2,157,632	$2,158	$122,769,885	$(112,978,975)	$9,937,592

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss from ongoing operations	$(1,124,743)	$(9,800,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of securities	(2,176)	(175)
Loss on fair market value of equity investments	1,597	899
Gain on fair market value of derivatives	(1,284,000)	(61,000)
Loss on fair market value of warrants	-	7,094,000
Share-based compensation:
To directors – options	62,753	189,350
To key employees - options	12,229	298,755
To non-employees - options	9,654	29,260
Change in assets and liabilities
Deposits and other receivables	(2,482)	-
Prepaid expenses	(4,594)	168,066
Trade and other payables	(308,478)	145,014
Right-of-use liabilities	-	(404)
Deferred Compensation Payable	-	179,077
Net cash used by operating activities	(2,640,240)	(1,757,199)

Cash flows from investing activities:
Purchases of marketable securities	(5,859,483)	(18,306)
Proceeds from sale of marketable securities	8,399,813	750,330
Net cash provided by investing activities	2,540,330	732,024

Cash flows from financing activities
Redemption of Series F Convertible Preferred Stock	-	(73,472)
Dividends on Series F Convertible Preferred Stock	-	(1,288,604)
Premium on Series F Convertible Preferred Stock	-	(68,104)
Net cash used in financing activities	-	(1,430,180)

Net decrease in cash and restricted cash	(99,910)	(2,455,355)
Cash and restricted cash at beginning of period	173,154	2,681,010
Cash and restricted cash at end of period	$73,244	$225,655

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Reclass of warrant liability upon warrant modification	$-	$7,961,000
Fair value of Series G Convertible Preferred Stock issued in-lieu of dividends	$656,000	$-

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

These consolidated financial statements include two wholly owned subsidiaries as of March 31, 2025, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

On February 14, 2024, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”). Simultaneously with the Reverse Stock Split, number of shares of the Company’s Common Stock authorized for issuance was reduced from 500,000,000 shares to 16,666,666 shares, and the Company’s authorized capital stock was reduced from 550,000,000 shares to 66,666,666 shares. The Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the Reverse Stock Split, unless stated otherwise.

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

In connection with the Private Placements (as defined herein), (i) the conversion price of the Series F Preferred Shares was adjusted to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the exercise price of the Series F Warrants was adjusted to $1.816 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was adjusted proportionally to 8,259,911 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants. As of March 31, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (as defined herein), (i) the Series F Conversion Price was equal to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was equal to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was equal to 41,208,791 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

Series F Convertible Preferred Stock

The Series F Preferred Shares became convertible upon issuance into Common Stock (the “Series F Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (as adjusted, the “Series F Conversion Price”). The Series F Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations of Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designations”) with the Secretary of State of the State of Delaware. The Series F Conversion Price was further adjusted to $0.364 per share as of March 31, 2025, pursuant to the full ratchet anti-dilutive provisions contained in the Series F Certificate of Designations in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock (as defined herein).

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

The April 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to June 30, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of December 31, 2024, and (B) subject to obtaining the approval of the Company’s stockholders, effective January 1, 2025, increase the aggregate Stated Value of the Series F Preferred Shares outstanding to an amount equal to 110% of the aggregate Stated Value of the Series F Preferred Shares outstanding. The April 2025 Series F Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designations. The Series F Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. Effective as of April 8, 2024, the Company appointed Dr. Mitchell Glass to serve as a member of the Company’s board of directors, with Dr. Glass having been elected to such position by the holders of the Series F Preferred Shares. During the three months ended March 31, 2025 and 2024, the Company recorded dividends totaling $454,631 and $1,201,867, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

The Series F Preferred Shares are classified in temporary equity as the holder of the Series F Preferred Shares have the right to require the Company to redeem for cash all or any portion of each such holder’s shares upon the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an eligible trading market for a period of five (5) consecutive trading days. The Series F Preferred Shares are not unconditionally redeemable and are only conditionally puttable at the holder’s option upon this trading suspension or failure. This would not be considered to be within the Company’s control.

The Series F Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

During the three months ended March 31, 2025 and 2024, the Company recorded gains of $0 and $61,000, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative at March 31, 2025 using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $0.35 on the valuation date, estimated equity volatility of 110.0%, estimated traded volume volatility of 265.0%, the time to maturity of 0.25 years, a discounted market interest rate of 6.4%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 2.5%.

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 4,716,904 shares of Common Stock, with an initial exercise price of $3.18 per share (subject to adjustment), which, as of March 31, 2025, was adjusted to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was adjusted proportionally to 41,208,791 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (the “Series F Exercise Price”), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately.

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

As of March 31, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock, (i) the Series F-1 Conversion Price was equal to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Certificate of Designations and, (ii) the exercise price of the Series F-1 Warrants was equal to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was equal to 27,747,252 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

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

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of the Series F-1 Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F-1 Preferred Stock is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F-1 Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F-1 Certificate of Designations. During the three months ended March 31, 2025 and 2024, the Company recorded dividends totaling $119,152 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

The shares of Series F-1 Preferred Stock are classified as temporary equity as the holders of the Series F-1 Preferred Stock have the right to require the Company to redeem for cash all or any portion of each such holder’s shares upon the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an eligible trading market for a period of five (5) consecutive trading days. The Series F-1 Preferred Stock is not unconditionally redeemable and is only conditionally puttable at the holder’s option upon this trading suspension or failure. This would not be considered to be within the Company’s control.

The estimated fair value of the Series F-1 Preferred Stock on the issuance date of approximately $9.3 million, was determined utilizing Monte Carlo simulations. The estimated aggregate fair value of the Series F-1 Warrants of approximately $7.9 million was determined utilizing the Black Scholes Model. The aggregate fair value of the Series F-1 Warrants exceeds the aggregate gross proceeds from the transaction as the Series F-1 Warrants were issued below fair market value of the Company’s Common stock. Further, the fair value of the derivative liability related to the Series F-1 Preferred Stock was determined to be approximately $0.9 million on the date of issuance.

The approximately $5.1 million stock discount (contra-Preferred Stock) resulting from (i) approximately $4.2 million related to the difference between the gross proceeds and the allocated residual fair value of the Series F-1 Preferred Stock (i.e., $0), and (ii) approximately $0.9 million related to the stock derivative at issuance, is accounted for as a reduction to the carrying value of the Series F-1 Preferred Shares and will be accreted from the issuance date to maturity in accordance with ASC 480-10-S99-3A as redemption is deemed probable pursuant to the Installment Redemption terms of the Series F-1 Certificate of Designations.

During the three months ended March 31, 2025, the Company recorded a gain of $1,284,000 related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The Company estimated the $19,000 fair value of the bifurcated embedded derivative at March 31, 2025, using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $0.364 on the valuation date, estimated equity volatility of 110.0%, estimated traded volume volatility of 265.0%, the time to maturity of 0.25 years, a discounted market interest rate of 8.1%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 2.5%.

Series F-1 Warrants

The Series F-1 Warrants were accounted for as liabilities based on the following analysis.

The Series F-1 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F-1 Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance. As of March 31, 2025, the Series F-1 Exercise Price was adjusted to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

Pursuant to the April 2025 Amendment Agreement, the Series F-1 Short-Term Warrants were extended to expire five years from the date of issuance.

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

As of March 31, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock, (i) the Series G Conversion Price was equal to $0.364 per share due to the full ratchet anti-dilution provisions contained in the Series G Certificate of Designations and, (ii) the exercise price of the Series G Warrants was equal to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series G Short Term Warrants was equal to 24,587,913 shares and the number of shares of Common Stock issuable upon exercise of the Series G Short Long Warrants was equal to 24,587,913 shares, in each case, pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

Series G Preferred Stock

The Series G Preferred Shares became convertible upon issuance into Common Stock (the “Series G Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.816 (the “Series G Conversion Price”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions). As of March 31, 2025, the Series G Exercise Price was adjusted to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

At any time after the issuance date of the Series G Preferred Shares, the Company has the option to redeem in cash all or any portion of the shares of Series G Preferred Shares then outstanding at a premium upon notice by the Company to all holders of the Series G Preferred Shares.

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Shares (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the three months ended March 31, 2025 and 2024, the Company recorded dividends totaling $239,712 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

The shares Series G Preferred Stock are classified as temporary equity as the holders of the Series G Preferred Stock have the right to require the Company to redeem for cash all or any portion of each such holder’s shares upon the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an eligible trading market for a period of five (5) consecutive trading days. The Series G Preferred Stock is not unconditionally redeemable and is only conditionally puttable at the holder’s option upon this trading suspension or failure. This would not be considered to be within the Company’s control.

The estimated fair value of the Series G Preferred Stock on the issuance date of approximately $22.3 million, was determined utilizing Monte Carlo simulations. The estimated aggregate fair value of the Series G Warrants of approximately $14.1 million was determined utilizing the Black Scholes Model. The aggregate fair value of the Series G Warrants exceeds the aggregate gross proceeds from the transaction as the Series G Warrants were issued below fair market value of the Company’s Common stock.

The approximately $9.0 million stock discount (contra-Preferred Stock) resulting from the difference between the gross proceeds and the allocated residual fair value of the Series G Preferred Stock (i.e. $0) is accounted for as a reduction to the carrying value of the Series G Preferred Stock and is not accreted until redemption becomes probable in accordance with ASC 480-10-S99-3A.

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

Series G Warrants

The Series G Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series G Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $1.90 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on April 11, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2024 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2025 may not be necessarily indicative of the operating results expected for the full year or any future period.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2025. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of March 31, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2025 and December 31, 2024.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at March 31, 2025	$5,805,331	$-	$-

Marketable securities at December 31, 2024	$8,345,081	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of March 31, 2025 and December 31, 2024, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value for the three months ended March 31, 2025 and 2024 was a loss of $1,597 and $899, respectively.

Gains resulting from the sales of marketable securities were $2,176 and $175 for the three months ended March 31, 2025 and 2024, respectively.

Proceeds from the sales of marketable securities in the three months ended March 31, 2025 and 2024 were $8,399,813 and $750,330, respectively. Purchases of marketable securities in the three months ended March 31, 2025 and 2024 were $5,859,483 and $18,306, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of
Description	Level	March 31, 2025	December 31, 2024
Liabilities
Warrant Liabilities	3	$-	$-
Derivative Liabilities	3	$19,000	$1,303,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis for the three months ended March 31, 2025 and March 31, 2024, respectively:

Description	2025	2024
Balance on December 31, 2024 and 2023	$-	$867,000
Issuance of warrants reported at fair value	-	-
Change in fair value of warrant liabilities	-	7,064,000
Reclassification of warrant liability to equity upon warrant modification	-	(7,091,000)
Balance on March 31,	$-	-

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the three months ended March 31, 2025 and March 31, 2024, respectively:

Description	2025	2024
Balance on December 31, 2024 and 2023	$1,303,000	$61,000
Issuance of convertible preferred stock with derivative liabilities	-	-
Change in fair value of derivative liabilities	(1,284,000)	(61,000)
Balance on March 31,	$19,000	$-

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

The Company has determined that the Series F Warrants are derivatives that are required to be accounted for as liabilities. The Company has also determined that the following embedded features in the Series F Preferred Shares are not clearly and closely related to the debt host instrument; 1) make-whole interest upon a contingent redemption event; 2) make-whole interest upon a conversion event; 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designation); and 4) variable share-settled installment conversion and as such are bifurcated from the Series F Preferred Shares and accounted for as liabilities. The fair value of the Series F Warrants and embedded features are estimated using internal valuation models. The Company’s valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled.

The Company has determined that the Series F-1 Warrants are derivatives that are required to be accounted for as liabilities. The Company has also determined that the following embedded features in the Series F-1 Preferred Shares are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event; 2) make-whole interest upon a conversion event; 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F-1 Certificate of Designation); and 4) variable share-settled installment conversion and as such are bifurcated from the Series F-1 Preferred Shares and accounted for as liabilities. The fair value of the Series F-1 Warrants and embedded features are estimated using internal valuation models. The Company’s valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled.

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of March 31, 2025.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of March 31, 2025, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of March 31, 2024.

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

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2025, the Company has 18 issued U.S. patents, 69 foreign patents, 1 pending U.S. patent applications and 5 foreign patent applications pending in such jurisdictions as Canada, China, Isreal, and Japan, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease and the 2024 Baltimore Lease on the Condensed Consolidated Balance Sheets. The information related to these leases are presented below:

	As of March 31, 2025		As of December 31, 2024
	2024 Baltimore		2021 Baltimore
Balance Sheet Location	Lease	Total	Lease	Total
Operating Lease
Lease Right of Use	$2,678	$2,678	$10,579	$10,579
Lease Payable, current	2,678	2,678	10,579	10,579
Lease Payable - net of current	-	-	-	-

The following provides details of the Company’s lease expense:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	2024 Baltimore		2021 Baltimore
Lease Expenses	Lease	Total	Lease	Total
Operating Leases
Lease Costs	$8,100	$8,100	$13,600	$13,600

Other information as of March 31, 2025 related to leases is presented below:

	2024 Baltimore
Other Information	Lease	Total
Operating Leases
Operating cash used	$8,100	$8,100
Average remaining lease term	1	4
Average discount rate	10.0%	10.0%

As of March 31, 2025, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	2024 Baltimore
	Lease	Total
For Years Ending December 31, 2025	$2,700	$2,700
Total future minimum lease payments, undiscounted	$2,700	$2,700
Less: Imputed interest	-	-
Present value of future minimum lease payments	$2,700	$2,700

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the three months ended March 31, 2025 and 2024 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2025 and 2024. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company files U.S. federal income tax returns and state income tax returns. Since the Company had losses in the past, all prior years that generated net operating loss carryforwards are open and subject to audit examination in relation to the net operating loss generated from those years.

(s) Basic and Diluted Earnings per Share of Common Stock

Basic earnings per Common Stock is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of Common Stock plus dilutive Common Stock equivalents outstanding during the period. Potential shares of Common Stock that would have the effect of increasing diluted earnings per share are considered anti-dilutive.

Diluted net loss per share is computed using the weighted average number of shares of Common Stock and dilutive potential Common Stock outstanding during the period.

As the Company reported a net loss for the three months ended March 31, 2025 and 2024, Common Stock equivalents were anti-dilutive.

As of March 31, 2025 and 2024, the following securities are excluded from the calculation of weighted average dilutive Common Stock because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Stock Options	41,892	47,286
Unvested Restricted Stock Units	48,334	88,668
Warrants to purchase Common Stock	118,348,587	4,933,622
Series C Convertible Preferred Warrants	-	918
Series D Convertible Preferred Stock	1,217	1,217
Series F Convertible Preferred Stock	10,549,451	1,568,553
Series F-1 Convertible Preferred Stock	7,543,956	-
Series G Convertible Preferred Stock	25,332,418	-
Total potentially dilutive shares	161,865,855	6,640,264

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

(v) Recently Issued Accounting Pronouncements

As of March 31, 2025 and for the three months then ended, there were no recently issued accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Note 3 – Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss attributable to common stockholders of $1,938,239, respectively, and negative cash flows from operations of $2,640,240 for the three months ended March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, is dependent upon its ability to obtain additional capital financing. Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the proceeds from the sale of preferred stock and Common Stock. In the event the Company does not complete a future offering of its preferred stock or Common Stock, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	March 31, 2025	December 31, 2024

Accounts Payable – Trade	$2,164,968	$2,515,421
Accrued Expenses	428,658	386,683
	$2,593,626	$2,902,104

Note 5 – Stock-based Payments

Equity incentive Plans

2016 Stock Incentive Plan

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the issuance of up to 50,000,000 shares of the Company’s Common Stock. As of March 31, 2025, no options were outstanding and no shares of Common Stock remain available for issuance under the 2016 Plan. Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Stock Incentive Plan (the pre-Merger MyMD Florida’s Second Amendment to Amended and Restated 2016 Incentive Plan together with the 2016 Plan, the “MyMD Florida Incentive Plan”), assuming all of pre-Merger MyMD Florida’s rights and obligations with respect to the options issued thereunder (except that the term of each options was amended to expire on the second-year anniversary of the effective time of closing). All such options expired on April 16, 2023.

2017 Stock Incentive Plan

On August 7, 2017, the Company’s stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. As of March 31, 2025, grants of restricted stock and options to purchase 93 shares of Common Stock have been issued pursuant to the 2017 Plan, and 25 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the Company’s stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2018 Plan was modified to increase the total authorized shares available for future issuance. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. As of March 31, 2025, grants of RSUs and restricted stock to purchase 8,769 shares of Common Stock have been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the Company’s stockholders approved, and the Company adopted the 2021 Stock Incentive Plan, as amended, (“2021 Plan”). The 2021 Plan provides for the issuance of up to 2,500,000 shares of the Company’s Common Stock. As of March 31, 2025, grants of RSUs and stock options to purchase 109,983 shares of Common Stock have been issued pursuant to the 2021 Plan, and 2,390,017 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the three months ended March 31, 2025:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2024	59,838	$49.03	$45.97	7.98	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(3,334)	24.30	23.10	8.69	-
Canceled/Expired	-	-	-	-	-
Balance March 31, 2025	56,504	50.49	47,31	7.70	$-
Exercisable as of March 31, 2025	41,892	60,73	47.39	7.52	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.35 for the Company’s Common Stock on March 31, 2025 and the closing stock price of $1.15 for the Company’s Common Stock on December 31, 2024.

During the three months ended March 31, 2025 and 2024, the Company recognized stock option expenses totaling $84,636 and $517,365, respectively.

The unamortized stock option expenses as of March 31, 2025 totaled $63,947.

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

As of March 31, 2025, none of the vesting milestones have been met.

During the three months ended March 31, 2024, the Company converted 908 vested RSUs issued in September 2020 to a member of the Board of Directors into 908 shares of Common Stock. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc. in 2021 and prior years.

The following is the status of outstanding unvested RSUs outstanding as of March 31, 2025 and the changes for the three months ended March 31, 2025:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2024	48,334	$242.70
Granted	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2025	48,334	$242.70

As of March 31, 2025, the unamortized value of the RSUs was $11,730,660.

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

As of March 31, 2025, the Company’s authorized capital stock consisted of 300,000,000 shares, of which 250,000,000 are shares of Common Stock, and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Preferred Shares, 5,050 of which have been designated as Series F-1 Convertible Preferred Stock and 12,826,273 of which have been designated as Series G Preferred Stock.

As of March 31, 2025 and December 31, 2024, there were 7,392,565 and 3,363,603 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares and 72,992 shares of Series D Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. There were 3,840 and 4,211 Series F Preferred Shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. There were 2,746 and 4,747 shares of Series F-1 Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. There were 9,221 and 8,884 shares of Series G Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024.

Preferred Stock

The holders of preferred shares or preferred warrants are entitled to vote per share, as limited by the certificate of designation for each class of preferred shares or warrants, at meetings of the Company.

Series D Convertible Preferred Stock

The following are the principal terms of the Series D Preferred Stock:

Rank

The Series D Preferred Stock ranks (1) on parity with Common Stock on an “as converted” basis, (2) senior to any series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series D Preferred Stock, (3) on parity with any series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series D Preferred Stock, and (4) junior to any series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series D Preferred Stock in each case, as to dividends or distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntary or involuntary.

Conversion Rights

A holder of Series D Preferred Stock is entitled at any time to convert any whole or partial number of shares of Series D Preferred Stock into shares of the Company’s Common Stock, determined by dividing the stated value equal to $0.01 by the conversion price of $0.01 per share. A holder of Series D Preferred Stock is prohibited from converting Series D Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s Common Stock then issued and outstanding (with such ownership restriction referred to as the “Series D Beneficial Ownership Limitation”) immediately after giving effect to the issuance of the shares of Common Stock issuable upon conversion of the Series D Preferred Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to us. The conversion rate of the Series D Preferred Stock is subject to proportionate adjustments for stock splits, reverse stock splits and similar events, but is not subject to adjustment based on price anti-dilution provisions.

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

Voting Rights

Subject to the Series D Beneficial Ownership Limitation, on any matter presented to the Company’s stockholders for their action or consideration at any meeting of the Company’s stockholders (or by written consent of stockholders in lieu of a meeting), each holder, in its capacity as such, shall be entitled to cast the number of votes equal to the number of whole shares of the Company’s Common Stock into which the Series D Preferred Stock beneficially owned by such holder are convertible as of the record date for determining stockholders entitled to vote on or consent to such matter (taking into account all Series D Preferred Stock beneficially owned by such holder). Except as otherwise required by law or by the other provisions of the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”), the holders of Series D Preferred Stock, in their capacity as such, shall vote together with the holders of the Company’s Common Stock and any other class or series of stock entitled to vote thereon as a single class.

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

Exchange Listing

Series D Preferred Stock is not listed on the Nasdaq, any national securities exchange or other nationally recognized trading system. The Company’s Common Stock issuable upon conversion of the Series D Preferred Stock is listed on the Nasdaq under the symbol “TNFA”.

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

As of March 31, 2025 and December 31, 2024, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 1,217 underlying shares of the Company’s Common Stock.

Series F Convertible Preferred Stock

The following are the principal terms of the Series F Preferred Shares:

Dividends

The holders of the Series F Preferred Shares are entitled to dividends of 10.0% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), Series F Preferred Shares will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of Series F Preferred Shares are also entitled to receive a dividend make-whole payment.

Voting Rights

Except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”)), the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designation. The Series F Certificate of Designation further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. To the extent that under the DGCL the vote of the holders of Series F Preferred Shares, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding Series F Preferred Shares, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is presented or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of the Series F Preferred Shares shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount per share of Series F Preferred Shares equal to the greater of (A) 125% of the stated value of such share of Series F Preferred Shares (plus any applicable make-whole amount, unpaid late charge or other applicable amount) on the date of such payment and (B) the amount per share such holder would receive if such holder converted such share of Series F Preferred Shares into Common Stock immediately prior to the date of such payment. All shares of capital stock of the Company shall be junior in rank to all Series F Preferred Shares with respect to the preferences as to payments upon the liquidation.

Optional Conversion

The Series F Preferred Shares can be converted at the option of the holder at any time and from time to time after the original issuance date. Holders shall effect conversions by providing the Company with the form of conversion notice (the “Series F Notice of Conversion”) specifying the number of shares of Series F Preferred Shares to be converted, the number of shares of Series F Preferred Shares owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable holder delivers by email such Series F Notice of Conversion to the Company.

Mandatory Conversion

If on any day after the issuance of the Series F Preferred Shares the closing price of the Common Stock has exceeded $6.765 (as adjusted for the Reverse Stock Split) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock has exceeded $3,000,000 per trading day during the same period and certain equity conditions described in the Series F Certificate of Designation are satisfied (the “Mandatory Conversion Date”), the Company shall deliver written notice of the Mandatory Conversion (as defined below) to all holders on the Mandatory Conversion Date and, on such Mandatory Conversion Date, the Company shall convert all of each holder’s of Series F Preferred Shares into Conversion Shares at the then effective Conversion Price (the “Mandatory Conversion”). If any of the Equity Conditions shall cease to be satisfied at any time on or after the Mandatory Conversion Date through and including the actual delivery of all of the Conversion Shares to the holders, the Mandatory Conversion shall be deemed withdrawn and void ab initio.

Beneficial Ownership Limitation

The Series F Preferred Shares cannot be converted to Common Stock if the holder and its affiliates would beneficially own more than 4.99% or 9.99% at the election of the holder of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to the Company, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to the Company and such increase or decrease will apply only to the holder providing such notice.

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

Optional Conversion

The Series F-1 Preferred Stock can be converted at the option of the holder at any time and from time to time after the original issuance date. Holders shall effect conversions by providing the Company with the form of conversion notice (the “Series F-1 Notice of Conversion”) specifying the number of shares of Series F-1 Preferred Stock to be converted, the number of shares of Series F-1 Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable holder delivers by email such Series F-1 Notice of Conversion to the Company.

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

Beneficial Ownership Limitation

The Series F-1 Preferred Stock cannot be converted to Common Stock if the holder and its affiliates would beneficially own more than 4.99% or 9.99% at the election of the holder of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to the Company, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to the Company and such increase or decrease will apply only to the holder providing such notice.

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

Optional Conversion

The Series G Preferred Stock can be converted at the option of the holder at any time and from time to time after the original issuance date. Holders shall effect conversions by providing us with the form of conversion notice (the “Notice of Conversion”) specifying the number of shares of Series G Preferred Stock to be converted, the number of shares of Series G Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable holder delivers by email such Notice of Conversion to the Company.

Beneficial Ownership Limitation

The Series G Preferred Stock cannot be converted to Common Stock if the holder, other than PharmaCyte Biotech, Inc., and its affiliates would beneficially own more than 4.99% or 9.99% at the election of the holder of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to the Company, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Common Stock

The holders of Common Stock are entitled to one vote per share at meetings of the Company.

As of March 31, 2025, the Company had 7,392,565 shares of Common Stock issued and outstanding.

During the three months ended March 31, 2025, the Company issued 620,719 shares of Common Stock in connection with Installment Conversions (as defined in the Series F Certificate of Designation) and 0 shares of Common Stock for make-whole adjustments for the Series F Preferred Shares, 3,163,243 shares of Common Stock in connection with Installment Conversions and 0 shares of Common Stock for make-whole adjustments for the Series F-1 Preferred Stock, and 245,000 shares of Common Stock for conversions of Series G Preferred Stock.

Common Stock Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2025:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2024	33,293,640	$2.18	2.81	$-
Issued	-	-	-	-
Warrant Modification
Warrants issued February 23, 2023 and May 23, 2024	(33,076,922)	1.30	2.57	-
Warrant modification March 4, 2025	118,131,869	0.364	2.57	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2025	118,348,587	0.61	2.57	$-
Exercisable as of March 31, 2025	118,348,587	0.61	2.57	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.35 for the Company’s Common Stock on March 31, 2025 and the closing stock price of $1.15 for the Company’s Common Stock on December 31, 2024. All warrants were vested on date of grant.

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

Series C Convertible Preferred Stock Warrants

There were no Series C Convertible Preferred Stock Warrants outstanding as of March 31, 2025 or December 31, 2024 or activity during the three months ended March 31, 2025.

Note 7 – Commitments and Contingencies

Nasdaq Letter

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

Litigation and Settlements

Raymond Akers Actions

On April 14, 2021, Raymond F. Akers, Jr., Ph.D. filed a lawsuit against the Company (f/k/a Akers Biosciences, Inc.) in the Superior Court of New Jersey, Law Division, Gloucester County (the “First Raymond Akers Action”). Dr. Akers asserts one common law whistleblower retaliation claim against the Company.

On September 23, 2021, the Court granted the Company’s Motion to Dismiss Plaintiff’s Amended Complaint and dismissed Plaintiff’s Amended Complaint. The Court indicated that Dr. Akers is “free to file another complaint, however, tort-based ‘Pierce’ allegations, and/or CEPA claims are barred by the statute of limitations.”

On March 1, 2022, Dr. Akers filed a second action against the Company in the Superior Court of New Jersey, Law Division, Gloucester County (the “Second Raymond Akers Action”) again asserting one common law whistleblower retaliation claim against the Company. The Company believes that the Second Raymond Akers Action was filed against the Court’s specific admonition that Plaintiff does not attempt to circumvent the statute of limitations.

On May 27, 2022, the Court granted-in-part and denied-in-part the Company’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, the Company filed its Answer, which included affirmative defenses. As of March 31, 2025, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred. While no assurance can be provided, the Company does not believe that the current litigation will have a material impact on its financial condition or results of operations.

Note 8 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) is obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr., a former significant stockholder. No revenue has been received subject to these agreements for the three months ended March 31, 2025 and 2024.

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

Series G Preferred Stock Issuance

On May 20, 2024, the Company entered into the Series G Purchase Agreement with the Series G Investors, including PharmaCyte Biotech, Inc. (“Pharmacyte”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 Series G Preferred Stock, initially convertible into up to 4,928,416 shares of the Company’s Common Stock, at a conversion price of $1.816 per share (ii) Series G Short-Term Warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock at an exercise price of $1.816 per share, and (iii) Series G Long-Term Warrants acquire up to an aggregate of 4,928,416 shares of Common Stock at an exercise price of $1.816 per share, for aggregate gross proceeds equaling approximately $8.9 million. The interim Chief Executive Officer, President and Director of PharmaCyte, Joshua Silverman, serves as the Company’s Chairman of the Board.

Note 9 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three months ended March 31, 2025 and 2024 of $1,957 and $6,058, respectively.

Note 10—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to this agreement for the three months ended March 31, 2025 and 2024.

Note 11—Subsequent Events

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

The April 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to June 30, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of December 31, 2024, and (B) subject to obtaining the approval of the Company’s stockholders, effective January 1, 2025, increase the aggregate Stated Value of the Series F Preferred Shares outstanding to an amount equal to 110% of the aggregate Stated Value of the Series F Preferred Shares outstanding. The April 2025 Series F Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

The April 2025 Series F Certificate of Amendment amends the Series F-1 Certificate of Designations to amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification. The April 2025 Series F-1 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

On April 11, 2025, in connection with the issuance of stock options to certain officers of the Company, (i) the Series F Conversion Price, Series F-1 Conversion Price and Series G Conversion Price was adjusted to $0.1832 per share pursuant to the full ratchet anti-dilution provisions contained in the applicable Certificate of Designations and, (ii) the Series F Exercise Price, the Series F-1 Conversion Price and Series G Exercise Price was adjusted to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of such warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the applicable warrants.

On May 9, 2025, the board of directors of the Company approved the first amendment (the “First Amendment”) to the bylaws of the Company (the “Bylaws”), effective as of May 9, 2025. The First Amendment amends and restates Article II, Section 2.09 of the Bylaws in its entirety (i) to lower the required stockholder vote in all matters other than the election of directors from the affirmative vote of a majority of the voting power of the shares present in person or represented by proxy at the meeting and entitled to vote on the subject matter to the affirmative vote of a majority of the votes cast by the stockholders present in person or represented by proxy at the meeting and entitled to vote on the subject matter, voting affirmatively or negatively (excluding abstentions and broker non-votes), and (ii) to make a corresponding change to the vote required for class votes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on April 11, 2025. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to TNF Pharmaceuticals, Inc.

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

Going Concern

As of March 31, 2025, the Company’s cash on hand was $73,244 and marketable securities were $5,8015,331. The Company has incurred a net loss attributable to stockholders of $1,938,239 for the three months ended March 31, 2025. As of March 31, 2025, the Company had working capital of $1,840,793 and stockholders’ equity of $8,690,909 including an accumulated deficit of $131,076,525. During the three months ended March 31, 2025, cash flows used in operating activities were $2,640,240. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, is dependent upon its ability to obtain additional capital financing. Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the proceeds from the sale of preferred stock and Common Stock. In the event the Company does not complete a future offering of its preferred stock or Common Stock, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2025 and 2024

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, Isomyosamine and Supera-CBD. The following table summarized the results of operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
Description	2025	2024
Operating Expenses
General and Administrative	$841,685	$1,068,320
Research and Development	1,545,513	1,198,938
Stock-Based Compensation	84,636	517,365
Total Operating Expenses	2,471,834	2,784,623
Loss from Operations	(2,471,834)	(2,784,623)
Other Income (Expense), net	1,347,091	(7,015,418)
Net Loss	$(1,124,743)	$(9,800,041)

Revenue

We had no revenue from operations during the three months ended March 31, 2025 and 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
Description	2025	2024
Personnel Costs	$110,631	$190,071
Professional Service Costs	237,331	416,365
Stock Market & Investor Relations Costs	178,152	104,547
Other Administrative Costs	315,571	357,337
Total Administrative Expense	$841,685	$1,068,320

Personnel costs decreased $79,440 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company realized the impact of additional staff reductions that occurred between April and August 2024.

Professional services costs decreased $179,034 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. These costs included legal, accounting, and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to non-recurring legal and accounting expenses.

Stock market and investor relations costs increased $73,605 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. These costs include the annual Nasdaq listing fees, transfer agent fees, activities related to keeping the stockholder base informed through press releases, presentations and other communication efforts, and the costs of annual stockholder meetings.

Other administrative expenses decreased $41,766 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. These costs include Board expenses, business insurance, corporate travel and other general operating expenses. We incurred decreases in costs associated with most of the expenses in this category.

Stock-Based Compensation

During the three months ended March 31, 2025 and 2024, stock-based compensation totaled $84,636 and $517,365, respectively. These expenses include the amortization of the fair market value for stock options issued to directors, staff and service providers that were issued in June, 2023.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
Description	2025	2024
Salaries and Wages	$63,362	$263,497
Development Programs	1,359,421	888,538
Professional Services	118,940	40,307
Regulatory Expenses	-	-
Other Research and Development Expenses	3,790	6,596
Total Research and Development Expenses	$1,545,513	$1,198,938

Salaries and wages decreased $200,135 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company realized the impact of additional staff reductions that occurred between April and August 2024.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $470,883 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is related to the production of drug products, consulting fees and other costs associated with the Phase 2B study.

Professional services costs increased $78,883 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. These costs are primarily related to consulting, legal and patent related fees associated with the protection of our intellectual property.

Other research and development expenses decreased $2,806 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
Description	2025	2024
Interest and Dividend Income	$(62,512)	$(18,306)
Gain on Investments	(2,176)	(175)
Loss on changes in fair value of Equity Investments	1,597	899
Loss on changes in fair value of Warrant Liabilities	-	7,094,000
Gain on changes in fair value of Derivative Liabilities	(1,284,000)	(61,000)
Total Other (Income)/Expense	$(1,347,091)	$7,015,418

Other income, net of expenses totaled $63,091 and other expense, net of income totaled $7,015,418 for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, interest and dividend income, the changes in fair value of our investments and realized gains from the sale of investments were primarily the result of current economic and market conditions and the availability of investable funds.

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

During the three months ended March 31, 2025, the Company recorded a gain of $1,284,000 related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative at March 31, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $0.364 on the valuation date, estimated equity volatility of 110.0%, estimated traded volume volatility of 265.0%, the time to maturity of 0.25 years, a discounted market interest rate of 8.1%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 2.5%.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company’s cash on hand was $73,244 and marketable securities were $5,805,331. The Company has incurred a net loss attributable to stockholders of $1,938,239 for the three months ended March 31, 2025. As of March 31, 2025, the Company had working capital of $1,840,793 and stockholders’ equity of $8,690,909, including an accumulated deficit of $131,076,525. During the three months ended March 31, 2024, cash flows used in operating activities were $2,640,240, consisting primarily of a net loss of $1,124,743 and a gain on the fair value of derivatives of $1,284,000, and a decrease in trade and other payables of $308,478.

As of March 31, 2024, the Company’s cash on hand was $225,655 and marketable securities were $1,509,358. The Company has incurred a net loss attributable to stockholders of $11,001,908 for the three months ended March 31, 2024. As of March 31, 2024, the Company had working capital of $(1,512,851) and stockholders’ equity of $9,937,592, including an accumulated deficit of $112,978,975. During the three months ended March 31, 2024, cash flows used in operating activities were $1,757,199, consisting primarily of a net loss of $9,800,041 offset by reductions in trade and other payables of $145,014, prepaid expenses of $168,067, deferred compensation payable of $179,077, non-cash change in the fair value of the warrant liabilities of $7,094,000 and share based compensation of $517,365.

Operating Activities

Our net cash used in operating activities totaled $2,640,240 for the three months ended March 31, 2025, consisting primarily of a net loss of $1,124,743, a gain on the fair value of derivatives of $1,284,000, and a decrease of $308,478 in trade and other payables.

Our net cash used in operating activities totaled $1,757,199 for the three months ended March 31, 2024, consisting primarily of a net loss of $9,800,041 offset by reductions to various payables of $492,158, a non-cash change in the fair value of the warrant liabilities of $7,094,000, and share based compensation of $517,364.

Investing Activities

Our net cash provided by investing activities totaled $2,540,330 for the three months ended March 31, 2025. During the three months ended March 31, 2025, we purchased securities totaling $5,859,483 and sold securities totaling $8,399,813.

Our net cash provided by investing activities totaled $732,024 for the three months ended March 31, 2024. During the three months ended March 31, 2024, we purchased securities totaling $18,306 and sold securities totaling $750,330.

Financing Activities

Net cash consumed by financing activities during the three months ended March 31, 2025 was $0.

Net cash consumed by financing activities during the three months ended March 31, 2024 was $1,430,180 which consisted of payments for the redemption of Series F Convertible Preferred Stock and the related dividends and premiums.

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

Following the Reverse Stock Split, (i) the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designations, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designations”) with the Secretary of State of the State of Delaware, and (ii) the exercise price of the Series F Warrants (the “Series F Exercise Price”) was adjusted to $3.18 per share. In connection with the Private Placements (as defined herein), (i) the Series F Conversion Price was further adjusted to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was further adjusted to $1.816 per share. As of December 31, 2024, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (as defined herein), (i) the Series F Conversion Price was equal to $1.30 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was equal to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was equal to 11,538,462 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants. As of March 31, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (as defined herein), (i) the Series F Conversion Price was equal to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was equal to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was equal to 41,208,791 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of March 31, 2025, there were 3,840 Series F Preferred Shares outstanding and Series F Warrants outstanding to purchase up to 41,208,791 shares of Common Stock. As of March 31, 2025, Series F Conversion Price was $0.364.

Series F Convertible Preferred Stock

The Series F Preferred Shares became convertible upon issuance into Common Stock (the “Series F Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (as adjusted, the “Series F Conversion Price”). The Series F Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations of Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designations”) with the Secretary of State of the State of Delaware. The Series F Conversion Price was further adjusted to $0.364 per share as of March 31, 2025, pursuant to the full ratchet anti-dilutive provisions contained in the Series F Certificate of Designations in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock (as defined herein).

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

The April 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to June 30, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of December 31, 2024, and (B) subject to obtaining the approval of the Company’s stockholders, effective January 1, 2025, increase the aggregate Stated Value of the Series F Preferred Shares outstanding to an amount equal to 110% of the aggregate Stated Value of the Series F Preferred Shares outstanding. The April 2025 Series F Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of April 8, 2025.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designations. The Series F Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. Effective as of April 8, 2024, the Company appointed Dr. Mitchell Glass to serve as a member of the Company’s board of directors, with Dr. Glass having been elected to such position by the holders of the Series F Preferred Share.

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

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 4,716,904 shares of Common Stock, with an initial exercise price of $3.18 per share (subject to adjustment), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately. As of March 31, 2025, the Series F Exercise Price was equal to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was equal to 41,208,791 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

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

As of March 31, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock, (i) the Series F-1 Conversion Price was equal to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Certificate of Designations and, (ii) the exercise price of the Series F-1 Warrants was equal to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was equal to 27,747,252 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

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

Series F-1 Warrants

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance. As of March 31,2025, the Series F-1 Exercise Price was adjusted to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

Pursuant to the April 2025 Amendment Agreement, the Series F-1 Short-Term Warrants were extended to expire five years from the date of issuance.

The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately. As of March 31, 2025, the Series F Exercise Price was adjusted to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 27,747,252 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

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

As of March 31, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock, (i) the Series G Conversion Price was equal to $0.364 per share due to the full ratchet anti-dilution provisions contained in the Series G Certificate of Designations and, (ii) the exercise price of the Series G Warrants was equal to $0.364 per share and the number of shares of Common Stock issuable upon exercise of the Series G Short Term Warrants was equal to 24,587,913 shares and the number of shares of Common Stock issuable upon exercise of the Series G Short Long Warrants was equal to 24,587,913 shares, in each case, pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

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

Series G Preferred Stock

The Series G Preferred Shares became convertible upon issuance into Common Stock (the “Series G Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.816 (the “Series G Conversion Price”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions). As of March 31,2025, the Series G Exercise Price was adjusted to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

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

Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 11, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2024 on Form 10-K, as filed with the SEC on April 11, 2025. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

Currently, TNF has 18 issued U.S. patents, 69 foreign patents, 1 pending U.S. patent applications and 5 foreign patent applications pending in such jurisdictions as Canada, China, Isreal, and Japan, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated, or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

The Company’s financial statements have been prepared on a going concern basis and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2025, the Company’s cash used in operations was $2,640,240 leaving a cash balance of $73,244 and a marketable securities balance of $5,805,331 as of March 31, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. There are no assurances that the Company would be able to raise additional capital on terms favorable to it. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail or cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment of Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.6.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

3.2	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

3.3	First Amendment to the Bylaws of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025)

10.1	Transcript of Conference Call, held March 6, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2025).

10.2	Form of Omnibus Amendment Agreement, dated March 30, 2025, by and between TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNF PHARMACEUTICALS, INC.

Date: May 15, 2025	By:	/s/ Mitchell Glass
	Name:	Mitchell Glass, M.D.
	Title:	President and Chief Medical Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

