Form 10-Q
period 2025-06-30
TNF Pharmaceuticals, Inc.
filed 2025-08-19
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 18, 2025, the registrant had 176,615,658 shares of its Common Stock, par value $0.001 per share, outstanding.

PART I - Financial Information

Item 1. Financial Statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

(unaudited)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$207,553	$173,154
Marketable Securities	3,605,508	8,345,082
Prepaid expenses	1,339,503	893,730

Total Current Assets	5,152,564	9,411,966

Non-Current Assets
Lease Right-of-Use	-	10,579
Goodwill	10,498,539	10,498,539
Investment in Oravax Medical	1,500,000	1,500,000

Total Non-Current Assets	11,998,539	12,009,118

Total Assets	$17,151,103	$21,421,084

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,677,150	$2,902,104
Due to MyMD FL Shareholders	29,982	29,982
Lease Liability	-	10,579
Dividends Payable	2,843,017	2,455,675
Derivative Liability	-	1,303,000

Total Current Liabilities	5,550,149	6,701,340

Total Liabilities	5,550,149	6,701,340

Commitments and Contingencies

Mezzanine Equity
Series F Convertible Preferred Stock, par value $0.001 and a stated value of $1,100 per share, 15,000 shares designated as of June 30, 2025 and December 31, 2024, respectively, 4,382 and 4,211 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Liquidation preference of $4,820,200 plus dividends at 10% per annum of $2,406,294 as of June 30, 2025	5,130,667	4,930,004
Series F Convertible Preferred Stock – Discount	-	-
Series F Convertible Preferred Stock – Derivative	-	-
Series F-1 Convertible Preferred Stock, par value $0.001 and a stated value of $1,000 per share, 5,050 shares designated as of June 30, 2025 and December 31, 2024; 2,065 and 4,747 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Liquidation preference of $2,065,000 plus dividends at 10% per annum of $236,880 as of June 30, 2025	2,065,426	4,744,101
Series F-1 Convertible Preferred Stock – Discount	(2,065,426)	(4,744,101)
Series G Convertible Preferred Stock, par value $0.001 and a stated value of $1,000 per share, 12,826,273 shares designated, as of June 30, 2025 and December 31, 2024, 8,737 and 8,884 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Liquidation preference of $8,737,000 plus dividends at 10% per annum of $199,843 as of June 30, 2025	8,737,000	8,884,000
Series G Convertible Preferred Stock – Discount	(7,544,000)	(8,884,000)

Total Mezzanine Equity	6,323,667	4,930,004

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, $0.001 par value and a stated value of $0.01 per share, 211,353 shares designated as of June 30, 2025 and December 31, 2024, 72,992 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	144,524	144,524
Common Stock, par value $0.001, 1,250,000,000 shares authorized, 29,383,743 and 3,363,603 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	29,384	3,364
Additional Paid in Capital	138,952,468	138,780,138
Accumulated Deficit	(133,849,089)	(129,138,286)

Total Stockholders’ Equity	5,277,287	9,789,740

Total Liabilities and Stockholders’ Equity	$17,151,103	$21,421,084

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Administrative Expenses	894,297	1,020,312	1,735,982	2,088,632
Research and Development Expenses	873,472	401,104	2,418,985	1,600,042
Stock Based Compensation Expenses	104,854	439,627	189,490	956,992
Series F-1 Warrant Issuance Expenses	-	539,097	-	539,097
Series G Warrant Issuance Expenses	-	969,505	-	969,505

Loss from Operations	(1,872,623)	(3,369,645)	(4,344,457)	(6,154,268)

Other (Income)/Expenses
Interest and Dividend Income	(57,575)	(21,148)	(120,087)	(39,454)
(Gain)/Loss on Sale of Marketable Securities	-	75	(2,176)	(100)
Change in fair value of Marketable Securities	147	76	1,744	975
Change in fair value of Derivatives Liabilities	(19,000)	72,000	(1,303,000)	11,000
Change in fair value of Warrant Liabilities	-	(2,701,000)	-	4,393,000)
Loss on issuance of Series F-1 Convertible Preferred Stock	-	3,737,000	-	3,737,000
Loss on issuance of Series G Convertible Preferred Stock	-	5,109,000	-	5,109,000

Total Other (Income)/Expense	(76,428)	6,196,003)	(1,423,519)	13,211,421

Loss Before Income Tax	(1,796,195)	(9,565,648)	(2,920,938)	(19,365,689)

Income Tax Benefit	-	-	-	-

Net Loss	(1,796,195)	(9,565,648)	(2,920,938)	(19,365,689)

Preferred Stock Dividends	976,369	777,340	1,789,865	1,979,207

Net Loss Attributable to Common Stockholders	$(2,772,564)	$(10,342,988)	$(4,710,803)	$(21,344,896)

Basic and Diluted loss per common share	$(0.18)	$(4.54)	$(0.45)	$(9.58)

Weighted average basic and diluted common stock outstanding	15,698,856	2,275,699	10,552,848	2,228,218

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series D Convertible		Common Stock		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock	Paid In	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series D	Shares	Par Value $0.001	Capital	Deficit	Equity
Balance at December 31, 2024	4,211	$4,930,004	4,747	$-	8,884	$-	72,992	$144,524	3,363,603	$3,364	$138,780,138	$(129,138,286)	9,789,740
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,124,743)	(1,124,743)
Accelerated Conversion of 371 shares of Series F Convertible Preferred Stock	(371)	(434,903)		-	-	-	-	-	620,719	621	522,595	-	523,216
Accelerated Conversion of 2,001 shares of Series F-1 Convertible Preferred Stock	-	-	(2,001)	-	-	-	-		3,163,243	3,163	259,677	-	262,840
Conversion of 319 shares of Series G Convertible Preferred Stock	-	-	-	-	(319)	-	-		245,000	245	(245)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	656	656,000	-	-	-	-	(31,284)	-	(31,284)
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	(813,496)	(813,496)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	84,636	-	84,636
Balance at March 31, 2025	3,840	$4,495,101	2,746	$-	9,221	$656,000	72,992	$144,524	7,392,565	$7,393	$139,615,517	$(131,076,525)	$8,690,909
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,796,195)	(1,796,195)
Accelerated Conversion of 24 shares of Series F Convertible Preferred Stock	(24)	(21,185)		-	-	-	-	-	316,803	317	47,791	-	48,108
Accelerated Conversion of 1,748 shares of Series F-1 Convertible Preferred Stock	-	-	(1,748)	-	-	-	-	-	17,605,987	17,605	186,318	-	203,923
Conversion of 1,021 shares of Series G Convertible Preferred Stock	-	-	-	-	(1,021)	-	-	-	4,068,388	4,069	(4,069)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	537	537,000	-	-	-	-	(341,192)	-	(341,192)
True-up in conjunction with the 0Jun25 modifications	-	656,751	-	-	-	-	-	-	-	-	(656,751)	-	(656,751)
Shareholder request to reclassify a Series F share conversion to Series F-1	37	-	(60)	-	-	-	-	-	-	-	-	-	-
Reconciling adjustment to outstanding shares	529	-	1,127	-	-	-	-	-	-	-	-	-	-
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	(976,369)	(976,369)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	104,854	-	104,854

Balance at June 30, 2025	4,382	$5,130,667	2,065	$-	8,737	$1,193,000	72,992	$144,524	29,383,743	$29,384	$138,952,468	$(133,849,089)	$5,277,287

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series D Convertible		Common Stock		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock	Paid In	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series D	Shares	Par Value$0.001	Capital	Deficit	Equity
Balance at December 31, 2023	6,633	$404,071	-	$-	-	$-	72,992	$144,524	2,018,857	$2,019	$114,200,096	$(101,977,067)	$12,369,572
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,800,041)	(9,800,041)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	908	1	(1)	-	-
Redemption of 1,195 shares of Series F Convertible Preferred Stock	(1,195)	(73,472)	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 2,041 shares of Series F Convertible Preferred Stock	(450)	(27,214)	-	-	-	-	-	-	137,867	138	91,425	-	91,563
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	(1,201,867)	(1,201,867)
Resclass of warranat liability upon warrant modification	-	-	-	-	-	-	-	-	-	-	7,961,000	-	7,961,000
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	517,365	-	517,365
Balance at March 31, 2024	4,988	$303,385	-	$-	-	$-	72,992	$144,524	2,157,632	$2,158	$122,769,885	$(112,978,975)	$9,937,592
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,565,648)	(9,565,648)
Issuance of 5,050 shares of Series F-1 Convertible Preferred Stock, net of discount and offering costs of $35,252	-	-	5,050	-	-	-	-	-	-	-	-	-	-
Issuance of 8,950 shares of Series G Convertible Preferred Stock, net of discount and offering costs of $48,559	-	-	-	-	8,950	-	-	-	-	-	-	-	-
Accelerated Conversion of 313 shares of Series F Convertible Preferred Stock	(313)	(18,897)	-	-	-	-	-	-	212,791	212	63,362	-	63,574
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	(777,340)	(777,340)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	439,627	-	439,627
													-
Balance at June 30, 2024	4,675	$284,488	5,050	$-	8,950	$-	72,992	$144,524	2,370,423	$2,370	$123,272,874	$(123,321,963)	$97,805

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,920,938)	$(19,365,689)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) on sale of marketable securities	(2,176)	(100)
Change in fair value of marketable securities	1,744	975
Change in fair value of derivatives	(1,303,000)	11,000
Change in fair value of warrants	-	4,393,000
Loss on issuance of Series F-1 Convertible Preferred Stock	-	3,737,000
Loss on issuance of Series G Convertible Preferred Stock	-	5,109,000
Stock based compensation
Options issued to directors	110,168	345,056
Options issued to key employees	35,103	558,355
Options issued to non-employees	44,219	53,581
Change in assets and liabilities
Prepaid Expenses	(445,773)	(398,154)
Trade and Other Payables	(224,954)	900,295
Operating Leases	-	(1,481)
Deferred Compensation Payable	-	231,454
Net cash used by operating activities	(4,705,607)	(4,425,708)

Cash flows from investing activities:
Purchases of marketable securities	(5,919,540)	(12,539,455)
Proceeds from sale of marketable securities	10,659,546	2,250,360
Net cash provided by/(used in) investing activities	4,740,006	(10,289,095)

Cash flows from financing activities
Redemption of Series F Convertible Preferred Stock	-	(73,472)
Premium on Series F Convertible Preferred Stock	-	(68,104)
Dividends on Preferred Stock	-	(1,288,605)
Proceeds from issuance of Series F-1 Convertible Preferred Stock	-	5,050,000
Proceeds from the issuance of Series G Convertible Preferred Stock	-	8,950,000
Net cash provided by financing activities	-	12,569,819

Net decrease in cash	34,399	(2,144,984)
Cash at beginning of period	173,154	2,681,010
Cash at end of period	$207,553	$536,026

Supplemental cash flow information
Cash paid for:	$-	$-
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Fair value of Series G Convertible Preferred Stock issued in-lieu of dividends	$1,193,000	$-
Issuance of common stock for redemptions of Series F Convertible Preferred Stock	$-	$155,137
Accrual of Series F Convertible Preferred Stock Dividend	$-	403,758
Accrual of Series F-1 Convertible Preferred Stock Dividend	$-	54,813
Accrual of Series G Convertible Preferred Stock Dividend	$-	97,145
Initial fair value of warrant liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$-	$7,933,000
Initial fair value of derivative liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$-	$854,000
Initial fair value of warrant liabilities pursuant to the issuance of Series G Convertible Preferred Stock and Warrants	$-	$14,059,000
Reclass of warrant liability upon warrant modification for the Series F Warrants	$-	$7,961,000

See accompanying notes to these unaudited condensed consolidated financial statements.

TNF PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

TNF Pharmaceuticals, Inc. is a Delaware corporation (“TNF” or the “Company”) that was incorporated in New Jersey prior to the Reincorporation (as defined below). On July 22, 2024, the Company changed its name from MyMD Pharmaceuticals, Inc. to TNF Pharmaceuticals, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on July 24, 2024, the Company’s common stock, par value $0.001 per share (“Common Stock”), ceased trading under the ticker symbol “MYMD” and began trading on the Nasdaq Stock Market under the ticker symbol “TNFA.”

These consolidated financial statements include two wholly owned subsidiaries as of June 30, 2025, Akers Acquisition Sub, Inc. and Bout Time Marketing Corporation (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

Isomyosamine (formerly known as MYMD-1) is an oral, next-generation TNF-α inhibitor with the potential to transform the way TNF-α based diseases are treated due to its selectivity and ability to cross the blood brain barrier. Its ease of oral dosing is a significant differentiator compared to currently available TNF-α inhibitors, all of which require delivery by injection or infusion. Isomyosamine has also been shown to selectively block TNF-α action where it is overactivated without preventing it from doing its normal job of responding to routine infection. Isomyosamine is doubly effective at inhibiting inflammation by blocking both TNF-a and IL-6 activity, whereas currently approved anti-TNF and anti-IL-6 treatments for rheumatoid arthritis (“RA”) can only target one or the other. In addition, in early clinical studies it has not been associated with serious side effects known to occur with traditional immunosuppressive therapies that treat inflammation.

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

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on April 11, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2024 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2025 may not be necessarily indicative of the operating results expected for the full year or any future period.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2025. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of June 30, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2025 and December 31, 2024.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2025	$3,605,508	$-	$-

Marketable securities at December 31, 2024	$8,345,081	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of June 30, 2025 and December 31, 2024, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended June 30, 2025 and 2024 were losses of $147 and $76, respectively. The change in fair value in the six months ended June 30, 2025 and 2024 were losses of $1,744 and $975, respectively.

Gains and losses resulting from the sales of marketable securities were losses of $0 and $75 for the three months ended June 30, 2025 and 2024, respectively.

Gains and losses resulting from the sales of marketable securities were gains of $2,176 and $100 for the six months ended June 30, 2025 and 2024, respectively.

Proceeds from the sales of marketable securities in the six months ended June 30, 2025 and 2024 were $10,659,546 and $2,250,360, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of
Description	Level	June 30, 2025	December 31, 2024
Liabilities
Warrant Liabilities	3	$-	$-
Derivative Liabilities	3	$-	$1,303,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis for the six months ended June 30, 2025 and June 30, 2024, respectively:

Description	2025	2024
Balance on December 31, 2024 and 2023	$-	$867,000
Issuance of warrants reported at fair value	-	-
Change in fair value of warrant liabilities	-	7,094,000
Reclassification of warrant liability to equity upon warrant modification	-	(7,961,000)
Balance on March 31,	-	-
Issuance of warrants reported at fair value	-	21,992,000
Change in fair value of warrant liabilities	-	(2,701,000)
Balance on June 30,	$-	19,291,000

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the six months ended June 30, 2025 and June 30, 2024, respectively:

Description	2025	2024
Balance on December 31, 2024 and 2023	$1,303,000	$61,000
Issuance of derivatives reported at fair value	-	-
Changes in fair value of derivative liabilities	(1,284,000)	(61,000)
Balance on March 31,	19,000	-
Issuance of derivatives reported at fair value	-	854,000
Change in fair value of derivative liabilities	(19,000)	72,000
Balance on June 30,	$-	$926,000

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

The Company has determined that the Series F Warrants are derivatives that are required to be accounted for as liabilities. The Company has also determined that the following embedded features in the Series F Preferred Shares are not clearly and closely related to the debt host instrument; 1) make-whole interest upon a contingent redemption event; 2) make-whole interest upon a conversion event; 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations (as defined herein)); and 4) variable share-settled installment conversion and as such are bifurcated from the Series F Preferred Shares and accounted for as liabilities. The fair value of the Series F Warrants and embedded features are estimated using internal valuation models. The Company’s valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled.

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of June 30, 2025.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of June 30, 2025, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of June 30, 2024.

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

(m) Intangible Assets, continued

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2025, the Company has 19 issued U.S. patents, 70 foreign patents, 4 foreign patent applications pending in such jurisdictions as Canada, China, Isreal, and Japan, which if issued are expected to expire between 2036 and 2041. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

(p) Right-of-Use Assets, continued

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease and the 2024 Baltimore Lease on the Condensed Consolidated Balance Sheets. The information related to these leases is presented below:

	As of June 30, 2025		As of December 31, 2024
	2024 Baltimore		2021 Baltimore	2024 Baltimore
Balance Sheet Location	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$-	$-	$-	$10,579	$10,579
Lease Payable, current	-	-	-	10,579	10,579
Lease Payable - net of current	-	-	-	-	-

The following provides details of the Company’s lease expense:

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	2024 Baltimore		2021 Baltimore	2024 Baltimore
Lease Expenses	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$2,700	$2,700	$4,668	$5,400	$10,068

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
	2024 Baltimore		2021 Baltimore	2024 Baltimore
Lease Expenses	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$10,800	$10,800	$18,672	$5,400	$24,072

Other information as of June 30, 2025 related to leases is presented below:

	2024 Baltimore
Other Information	Lease	Total
Operating Leases
Operating cash used	$10,800	$10,800
Average remaining lease term	-	-
Average discount rate	10.0%	10.0%

As of June 30, 2025, the annual minimum lease payments of the Company’s operating lease liabilities were $0.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

(q) Income Taxes, continued

There was no income tax benefit recorded for the losses for the three and six months ended June 30, 2025 and 2024 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2025 and 2024. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three and six months ended June 30, 2025 and 2024, Common Stock equivalents were anti-dilutive.

For the three and six months ended June 30, 2025 and 2024, the following securities are excluded from the calculation of weighted average dilutive Common Stock because their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options	281,504	85,226	281,504	85,226
Unvested Restricted Stock Units	48,334	48,668	48,334	48,668
Warrants to purchase Common Stock	234,930,021	23,895,139	234,930,021	23,895,139
Series C Convertible Preferred Stock Warrants	-	918	-	918
Series D Convertible Preferred Stock	1,217	1,217	1,217	1,217
Series F Convertible Preferred Stock	23,919,214	2,574,339	12,038,462	2,574,339
Series F-1 Convertible Preferred Stock	11,271,834	2,780,837	5,673,077	2,780,837
Series G Convertible Preferred Stock	47,691,048	4,928,414	24,002,747	4,928,414
Total potentially dilutive shares	318,143,172	34,314,758	276,975,362	34,314,758

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

(u) Recently Issued Accounting Pronouncements

As of June 30, 2025 and for the three and six months then ended, there were no recently issued accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

(v) Reclassifications

Certain reclassifications were made to the reported amounts in these condensed consolidated financial statements as of June 30, 2024 to conform to the presentation as of June 30, 2025.

Note 3 – Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss attributable to common stockholders of $4,710,803, respectively, and negative cash flows from operations of $4,705,607 for the six months ended June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q for the six months ended June 30, 2025, is dependent upon its ability to obtain additional capital financing. Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the proceeds from the sale of preferred stock and Common Stock. In the event the Company does not complete a future offering of its preferred stock or Common Stock, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Stock-based Payments

Equity incentive Plans

2017 Stock Incentive Plan

On August 7, 2017, the Company’s stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. As of June 30, 2025, grants of restricted stock and options to purchase 93 shares of Common Stock have been issued pursuant to the 2017 Plan, and 25 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the Company’s stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2018 Plan was modified to increase the total authorized shares available for future issuance. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. As of June 30, 2025, grants of RSUs and restricted stock to purchase 8,769 shares of Common Stock have been issued pursuant to the 2018 Plan, and 9,901 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the Company’s stockholders approved, and the Company adopted the 2021 Stock Incentive Plan, (as amended the “2021 Plan”). The 2021 Plan provides for the issuance of up to 2,500,000 shares of the Company’s Common Stock. As of June 30, 2025, grants of RSUs and stock options to purchase 331,649 shares of Common Stock have been issued pursuant to the 2021 Plan, and 2,168,351 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the six months ended June 30, 2025:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2024	59,838	$49.03	$45.97	7.98	$-
Granted	225,000	0.18	0.18	9.80	-
Exercised	-	-	-	-	-
Forfeited	(3,334)	24.30	23.10	8.69	-
Canceled/Expired	-	-	-	-	-
Balance June 30, 2025	281,504	10.28	9.64	9.33	$-
Exercisable as of June 30, 2025	281,504	10.28	9.64	9.33	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.123 for the Company’s Common Stock on June 30, 2025 and the closing stock price of $1.15 for the Company’s Common Stock on December 31, 2024.

During the three months ended June 30, 2025 and 2024, the Company recognized stock option expenses totaling $104,854 and $439,627, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized stock option expenses totaling $189,490 and $956,992, respectively.

The unamortized stock option expenses as of June 30, 2025 totaled $0.

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

As of June 30, 2025, none of the vesting milestones have been met.

During the three and six months ended June 30, 2024, the Company converted 908 vested RSUs issued in September 2020 to a member of the Board of Directors into 908 shares of Common Stock. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc. in 2021 and prior years.

The following is the status of outstanding unvested RSUs outstanding as of June 30, 2025 and the changes for the three months ended June 30, 2025:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2024	48,334	$242.70
Granted	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at June 30, 2025	48,334	$242.70

As of June 30, 2025, the unamortized value of the RSUs was $11,730,660.

Note 5 – Equity

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

At the Company’s annual meeting of stockholders, held on June 3, 2025, which was reconvened from May 20, 2025, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the “Share Increase Amendment”) to increase the number of authorized shares of Common Stock from 250,000,000 shares to 1,250,000,000 and to make a corresponding change to the number of authorized shares of the Company’s capital stock. Following the 2025 annual meeting, on June 6, 2025, the Company filed the Share Increase Amendment with the Secretary of State of the State of Delaware.

As of June 30, 2025, the Company’s authorized capital stock consisted of 1,300,000,000 shares, of which 1,250,000,000 are shares of Common Stock, and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Preferred Shares, 5,050 of which have been designated as Series F-1 Convertible Preferred Stock and 12,826,273 of which have been designated as Series G Preferred Stock.

As of June 30, 2025 and December 31, 2024, there were 29,383,743 and 3,363,603 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares and 72,992 shares of Series D Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. There were 4,382 and 4,474 Series F Preferred Shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. There were 2,065 and 4,847 shares of Series F-1 Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. There were 8,787 and 8,884 shares of Series G Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 1,217 underlying shares of the Company’s Common Stock.

Series F Convertible Preferred Stock

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock (the “Series F Preferred Shares”) with a stated value of $1,000 per share, initially convertible into up to 6,651,885 shares (pre-split) of the Company’s Common Stock at an initial conversion price of $2.255 per share (the “Series F Conversion Price”), subject to adjustment, and (ii) warrants to acquire up to an aggregate of 6,651,885 shares (pre-split) of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”). The Series F Preferred Shares became convertible upon issuance into Common Stock (the “Series F Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255. The Series F Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions).

Following the Reverse Stock Split, (i) the conversion price of the Series F Preferred Shares was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations of Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designations”) and (ii) the exercise price of the Series F Warrants was adjusted to $3.18 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately to 4,716,904 shares pursuant to the terms of the Series F Warrants. In connection with the Private Placements (as defined herein), (i) the conversion price of the Series F Preferred Shares was further adjusted to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the exercise price of the Series F Warrants was further adjusted to $1.816 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was adjusted proportionally to 8,259,911 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and Series F Warrants, (i) the Series F Conversion Price was adjusted to $0.1832 per share and, (ii) the Series F Exercise Price was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally.

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

On August 19, 2025, the Company entered into an Omnibus Amendment Agreement (“August 2025 Amendment Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State of the State of Delaware (the “August 2025 Series F-1 Certificate of Amendment”), (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State of the State of Delaware (the “August 2025 Series F Certificate of Amendment”), and (iii) to amend the term of the Series F Warrants and Series F-1 Warrants such that such warrants have a term expiring on August 15, 2030. In addition, in consideration of the foregoing, the Required Holder is entitled to nominate one director to the board of directors, provided that such nomination shall be approved by the Company’s Nominating and Governance Committee, which approval shall not be unreasonably withheld.

The August 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to December 31, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of June 30, 2025. The August 2025 Series F-1 Certificate of Amendment amends the Series F-1 Certificate of Designations to (A) (i) extend the maturity date to December 31, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of June 30, 2025.

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

During the three months ended June 30, 2025 and 2024, the Company recorded gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2025 and 2024, the Company recorded gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Company estimated the $0 fair value of the bifurcated embedded derivative at June 30, 2025 using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $5,112,000 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 345.0%, the time to maturity of 0.50 years, a discounted market interest rate of 5.40%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 4.40%.

The following are the principal terms of the Series F Preferred Shares:

Dividends

The holders of the Series F Preferred Shares are entitled to dividends of 10.0% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), Series F Preferred Shares will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of Series F Preferred Shares are also entitled to receive a dividend make-whole payment. During the three ended June 30, 2025 and 2024, the Company recorded dividends totaling $309,437 and $625,382, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2025 and 2024, the Company recorded dividends totaling $920,723 and $1,827,249, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of the Series F Preferred Shares shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount per share of Series F Preferred Shares equal to the greater of (A) 125% of the stated value of such share of Series F Preferred Shares (plus any applicable make-whole amount, unpaid late charge or other applicable amount) on the date of such payment and (B) the amount per share such holder would receive if such holder converted such share of Series F Preferred Shares into Common Stock immediately prior to the date of such payment. All shares of capital stock of the Company shall be junior in rank to all Series F Preferred Shares with respect to the preferences as to payments upon liquidation.

Series F-1 Preferred Stock

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) an aggregate of 5,050 shares of the Company’s newly-designated Series F-1 Preferred Stock, initially convertible into up to 2,780,839 shares of Common Stock at a conversion price of $1.816 per share (the “Series F-1 Conversion Shares”), (ii) short-term warrants to acquire up to an aggregate of 2,780,839 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) long-term warrants to acquire up to an aggregate of 2,780,839 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an exercise price of $1.816 per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placement occurred on May 23, 2024 (the “Series F-1 Closing Date”). The Series F-1 Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F-1 Conversion Price (subject to certain exceptions).

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and Series F Warrants, (i) the Series F Conversion Price was adjusted to $0.1832 per share and, (ii) the Series F Exercise Price was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally.

The Company initially is required to redeem the Series F-1 Preferred Stock in equal monthly installments, commencing on December 1, 2024. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the applicable Installment Redemption Amount (as defined in the Series F-1 Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F-1 Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) $0.364, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date in which the Series F-1 Stockholder Approval (as defined herein) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which amortization amounts are subject to certain adjustments as set forth in the Series F-1 Certificate of Designations (the “Series F-1 Floor Price”).

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

On August 19, 2025, the Company entered the August 2025 Amendment Agreement with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State of the State of Delaware, (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State of the State of Delaware, and (iii) to amend the term of the Series F Warrants and Series F-1 Warrants such that such warrants have a term expiring on August 15, 2030. In addition, in consideration of the foregoing, the Required Holder is entitled to nominate one director to the board of directors, provided that such nomination shall be approved by the Company’s Nominating and Governance Committee, which approval shall not be unreasonably withheld.

The August 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to December 31, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of June 30, 2025. The August 2025 Series F-1 Certificate of Amendment amends the Series F-1 Certificate of Designations to (A) (i) extend the maturity date to December 31, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of June 30, 2025.

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

During the three months ended June 30, 2025 and 2024, the Company recorded a gain of $19,000 and a loss of $72,000, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2025 and 2024, the Company recorded a gain of $1,303,000 and a loss of $11,000, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The Company estimated the $2,180,000 fair value of the bifurcated embedded derivative at June 30, 2025, using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $0.12 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 345.0%, the time to maturity of 0.50 years, a discounted market interest rate of 4.287%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 4.40%.

The following are the principal terms of the Series F-1 Preferred Stock:

Dividends

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. During the three months ended June 30, 2025 and 2024, the Company recorded dividends totaling $212,339 and $54,813, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2025 and 2024, the Company recorded dividends totaling $407,807 and $54,813, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of shares of the Series F-1 Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount per share of Series F-1 Preferred Stock equal to the greater of (A) 125% of the stated value of such share of Series F-1 Preferred Stock (plus any applicable make-whole amount, unpaid late charge or other applicable amount) on the date of such payment and (B) the amount per share such holder would receive if such holder converted such share of Series F-1 Preferred Stock into Common Stock immediately prior to the date of such payment. All shares of capital stock of the Company shall be junior in rank to all shares of Series F-1 Preferred Stock with respect to the preferences as to payments upon liquidation.

Series G Preferred Stock

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

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company, (i) the Series G Conversion Price was equal to $0.1832 per share due to the full ratchet anti-dilution provisions contained in the Series G Certificate of Designations and, (ii) the exercise price of the Series G Warrants was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series G Short Term Warrants was equal to 48,853,711 shares and the number of shares of Common Stock issuable upon exercise of the Series G Long Warrants was equal to 48,853,711 shares, in each case, pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

At any time after the issuance date of the Series G Preferred Shares, the Company has the option to redeem in cash all or any portion of the shares of Series G Preferred Shares then outstanding at a premium upon notice by the Company to all holders of the Series G Preferred Shares.

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Shares (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the three months ended June 30, 2025 and 2024, the Company recorded dividends totaling $228,626 and $97,145, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss. During the six months ended June 30, 2025 and 2024, the Company recorded dividends totaling $461,336 and $97,145, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

The following are the principal terms of the Series G Preferred Stock:

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, each holder of shares of the Series G Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount per share of Series G Preferred Stock equal to the greater of (A) 125% of the stated value of such share of Series G Preferred Stock (plus any applicable make-whole amount, unpaid late charge or other applicable amount) on the date of such payment and (B) the amount per share such holder would receive if such holder converted such share of Series G Preferred Stock into Common Stock immediately prior to the date of such payment. All shares of capital stock of the Company shall be junior in rank to all shares of Series G Preferred Stock with respect to the preferences as to payments upon liquidation.

Common Stock

The holders of Common Stock are entitled to one vote per share at meetings of stockholders of the Company.

As of June 30, 2025, the Company had 29,383,743 shares of Common Stock issued and outstanding.

During the three and six months ended June 30, 2025, the Company issued 316,803 and 937,522 shares of Common Stock, respectively, in connection with Installment Conversions (as defined in the Series F Certificate of Designation). During the three and six months ended June 30, 2025, the Company issued 0 shares of Common Stock for make-whole adjustments for the Series F Preferred Shares. During the three and six months ended June 30, 2025, the Company issued 17,605,987 and 20,769,230 shares of Common Stock, respectively, in connection with Installment Conversions. During the three and six months ended June 30, 2025, the Company issued 0 shares of Common Stock for make-whole adjustments for the Series F-1 Preferred Stock. During the three and six months ended June 30, 2025, the Company issued and 4,068,388 and 4,313,388 shares of Common Stock, respectively, for conversions of Series G Preferred Stock.

Common Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2025:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2024	33,293,640	$2.18	2.81	$-
Issued	-	-	-	-
Warrant Modification
Warrants issued February 23, 2023 and May 23, 2024	(33,076,922)	1.30	2.70	-
Warrant modification April 17, 2025	234,716,152	0.1832	4.62	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at June 30, 2025	234,930,021	0.30	4.56	$-
Exercisable as of June 30, 2025	234,930,021	0.30	4.56	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.123 for the Company’s Common Stock on June 30, 2025 and the closing stock price of $1.15 for the Company’s Common Stock on December 31, 2024. All warrants were vested on date of grant.

On April 17, 2025, in connection with the issuance of Stock Options, (i) the Series F Conversion Price, Series F-1 Conversion Price and Series G Conversion Price was adjusted to $0.1832 per share pursuant to the full ratchet anti-dilution provisions contained in the applicable Certificate of Designations and, (ii) the Series F Exercise Price, the Series F-1 Conversion Price and Series G Exercise Price was adjusted to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of such warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the applicable warrants.

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 4,716,904 shares of Common Stock, with an initial exercise price of $3.18 per share, which, as of June 30, 2025, was adjusted to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was adjusted proportionally to 81,877,728 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (the “Series F Exercise Price”), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately.

The Series F Warrants were initially accounted for as liabilities based on the following analysis:

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

Series F-1 Warrants

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance. The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately. On April 17, 2025, the Series F-1 Exercise Price was adjusted to $0.1832 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

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

Note 6 – Commitments and Contingencies

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

On May 27, 2022, the Court granted-in-part and denied-in-part the Company’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, the Company filed its Answer, which included affirmative defenses. As of June 30, 2025, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred. While no assurance can be provided, the Company does not believe that the current litigation will have a material impact on its financial condition or results of operations.

Note 7 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) is obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr., a former significant stockholder. No revenue has been received subject to these agreements for the three and six months ended June 30, 2025 and 2024.

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

Note 8 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three and six months ended June 30, 2025 of $2,272 and $4,229, respectively.

The Company made matching contributions to the 401(k) Plan during the three and six months ended June 30, 2024 of $4,615 and $10,673, respectively.

Note 9—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to this agreement for the three and six months ended June 30, 2025 and 2024.

Note 10—Subsequent Events

On July 2, 2025, subsequent to the end of the reporting period, the United States Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	A reduction in the federal corporate income tax rate from 21% to 19%, effective for tax years beginning after January 1, 2026;
●	Limitations on the deductibility of certain interest and R&D expenses;
●	Modifications to the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855.

The Company expects the corporate rate reduction to have a favorable impact on its effective tax rate beginning in fiscal 2026. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

On August 19, 2025, the Company entered into the August 2025 Amendment Agreement with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State of the State of Delaware, (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State of the State of Delaware, and (iii) to amend the term of the Series F Warrants and Series F-1 Warrants such that such warrants have a term expiring on August 15, 2030. In addition, in consideration of the foregoing, the Required Holder is entitled to nominate one director to the board of directors, provided that such nomination shall be approved by the Company’s Nominating and Governance Committee, which approval shall not be unreasonably withheld. The August 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to December 31, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of June 30, 2025. The August 2025 Series F-1 Certificate of Amendment amends the Series F-1 Certificate of Designations to (A) (i) extend the maturity date to December 31, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of June 30, 2025.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our common stock, par value $0.001 per share (“Common Stock”) due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our stockholders;

●	the outcome of litigation or other proceedings we may become subject to in the future;

●	the impact of our ability to meet the continued listing requirements of the Nasdaq Capital Market;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts and realize potential profits;

●	our ability to develop and commercialize our product candidates, including Isomyosamine, Supera-CBD and other future product candidates;

●	the impact of the complexity of the regulatory landscape on our ability to seek and obtain regulatory approval for our product candidates, both within and outside of the U.S.;

●	the required investment of substantial time, resources and effort for successful clinical development and marketization of our product candidates;

●	challenges we may face with maintaining regulatory approval, if achieved;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the potential future impact of pandemics on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties to conduct pre-clinical and clinical trials and manufacture its product candidates;

●	the impact of the future pandemics on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our product candidates achieving market acceptance by providers, patients, patient advocacy groups, third party payors and the general medical community;

●	the impact of pricing, insurance coverage and reimbursement status of our product candidates;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and

●	our compliance with all laws, rules, and regulations applicable to our business.

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

In February 2024, the Company announced the initiation of a fully funded Phase 2b clinical trial evaluating Isomyosamine as a treatment for chronic inflammation associated with muscle loss (frailty or sarcopenia) in patients who have undergone hip or femur fracture repair surgery.

In January 2025, the Company announced that it initiated the first in a series of studies to evaluate the impact of Isomyosamine in preserving lean muscle mass during and after GLP-1 treatment for weight loss and chronic weight management. The Company and Renova Health are evaluating the application of AI and machine learning technologies to identify high-risk patient groups that may benefit the most from interventions that preserve lean muscle mass during GLP-1 treatment for diabetes, weight loss and chronic weight management. In keeping with the FDA’s recent draft Guidance on using Artificial Intelligence, the Company’s partnership with Renova is analyzing data from 30,000 patients to identify high-risk patients. The Company plans to use these data to optimize appropriate patient recruitment, accelerating Isomyosamine drug development. In May 2025, the Company announced positive results from the first stage of a general practice population study focusing on patients receiving GLP-1 agonists. The study series is expected to evaluate the impact of the Company’s Isomyosamine in preserving lean muscle mass during and after GLP-1 treatment for weight loss and chronic weight management in patients who are (a) on GLP-1 agonists, (b) candidates for treatment with GLP-1 agonists or (c) probably not suitable for treatment with weight loss therapy. In coordination with Renova Health, the purpose of this first stage was to analyze 30,000 patients already under the care of primary care physicians and identify convergences between the use of GLP-1 agonists and chronic disorders linked with increased risk of inflammation. The data were parsed into three cohorts depending on prespecified criteria. The Company plans to use these data to optimize appropriate patient recruitment and accelerate Isomyosamine drug development.

Recent Events

On June 24, 2025, the Company announced that it has formed a philanthropic collaboration with the DADA2 Foundation, a nonprofit organization seeking innovative ways to accelerate research into the rare inflammatory disease DADA2 (Deficiency of Adenosine Deaminase 2). Together, the parties are expected to initiate a Compassionate Use (Expanded Access) study evaluating Isomyosamine as a potential treatment.

On June 3, 2025, the Company reconvened its 2025 annual meeting of stockholders, which was adjourned from May 20, 2025 (the “Annual Meeting”). At the Company’s Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the “Share Increase Amendment”) to increase the number of authorized shares of Common Stock from 250,000,000 shares to 1,250,000,000 and to make a corresponding change to the number of authorized shares of the Company’s capital stock. Following the Annual Meeting, on June 6, 2025, the Company filed the Share Increase Amendment with the Secretary of State of the State of Delaware

At the Annual Meeting, the Company’s stockholders approved of an amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Board but prior to the one-year anniversary of the date on which the reverse stock split is approved by the Company’s stockholders at the Annual Meeting, a reverse stock split of all of the outstanding shares of the Company’s Common Stock at a ratio in the range of 1-for-2 to 1-for-100, with such ratio to be determined by the board of directors of the Company in its discretion and included in a public announcement.

Going Concern

As of June 30, 2025, the Company’s cash on hand was $207,553 and marketable securities were $3,605,508. The Company has incurred a net loss attributable to stockholders of $4,710,803 for the six months ended June 30, 2025. As of June 30, 2025, the Company had working capital of $(397,585) and stockholders’ equity of $5,277,287 including an accumulated deficit of $133,849,089. During the six months ended June 30, 2025, cash flows used in operating activities were $4,705,607. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, is dependent upon its ability to obtain additional capital financing. Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the proceeds from the sale of preferred stock and Common Stock. In the event the Company does not complete a future offering of its preferred stock or Common Stock, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. The issuance of additional equity would result in dilution to existing stockholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2025 and 2024

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, Isomyosamine and Supera-CBD. The following table summarized the results of operations for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
Description	2025	2024
Operating Expenses
General and Administrative	$894,297	$1,020,312
Research and Development	873,472	401,104
Stock-Based Compensation	104,854	439,627
Series F Warrant Issuance Expenses	-	-
Series F-1 Warrant Issuance Expenses	-	539,097
Series G Warrant Issuance Expenses	-	969,505
Total Operating Expenses	1,872,623	3,369,645
Loss from Operations	(1,872,623)	(3,369,645)
Other Income (Expense), net	76,428	(6,196,003)
Net Loss	$(1,796,195)	$(9,565,648)

Revenue

We had no revenue from operations during the three months ended June 30, 2025 and 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
Description	2025	2024
Personnel Costs	$110,479	$207,197
Professional Service Costs	284,836	306,622
Stock Market & Investor Relations Costs	227,870	82,829
Other Administrative Costs	271,112	423,664
Total Administrative Expense	$894,297	$1,020,312

Personnel costs decreased $99,891 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company continued to realize the impact of the additional staff reductions that occurred between April and August 2024.

Professional services costs decreased $21,786 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to a decrease in fees for specialized accounting services related to the fair market valuations for the various convertible preferred stock series.

Stock market and investor relations costs increased $145,041 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual stockholder meetings. The increase is primarily due to the costs associated with the 2025 annual stockholder meeting.

Other administrative expenses decreased $152,552 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. These costs include board of director expenses, business insurance, corporate travel and other general operating expenses. We incurred decreases in costs associated with board of director fees, business insurance, and the majority of the other expenses in this category.

Stock-Based Compensation

Stock-based compensation decreased $334,773 during the three months ended June 30, 2024 as compared to the three months ended June 30, 2024. During the three months ended June 30, 2024, two tranches of the June 7, 2023 stock options were being amortized, during the three months ended June 30, 2025 only the expenses for the final tranche of the June 7, 2023 stock options were recognized. Additionally, there were several forfeitures of unvested stock options related to separated employees between the two reporting periods.

During the three months ended June 30, 2023, we issued 75,000 options to a key employee. The cumulative fair market value of $13,635 was calculated using Black-Scholes (exercise price $0.1832 per share, stock price $0.1832 per share, volatility of 163.51%, discount rate of 4.34% and a ten-year term). The options vested on the grant date. The fair-market value of the options was recognized during the three months ended June 30, 2025.

During the three months ended June 30, 2023, we issued 150,000 options to consultants. The cumulative fair market value of $27,270 was calculated using Black-Scholes (exercise price $0.1832 per share, stock price $0.1832 per share, volatility of 163.51%, discount rate of 4.34% and a ten-year term). The options vested on the grant date. These consultants have agreements without termination dates and, as such, the fair-market value of the options was recognized during the three months ended June 30, 2025.

Warrant Issuance Expenses

Warrant issuance expenses associated with the issuance of the Series F-1 Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Shares”) and the Series G Convertible Preferred Stock, par value $0.001 per share (“Series G Preferred Stock”) and associated warrants totaled $1,508,602 for the three months ended June 30, 2024. These costs included placement agent, legal and accounting fees.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
Description	2025	2024
Salaries and Wages	$60,000	$289,722
Development Programs	682,074	65,649
Professional Services	110,069	39,099
Regulatory Expenses	-	390
Other Research and Development Expenses	21,329	6,344
Total Research and Development Expenses	$873,472	$401,104

Salaries and wages decreased $229,722 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company continued to realize the impact of the additional staff reductions that occurred between April and August 2024.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $616,525 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase is related to the production of drug products, consulting fees and other costs associated with the Phase 2B study.

Professional services costs increased $70,970 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $390 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. These costs are associated with the development and management of the protocols used in various studies.

Other research and development expenses increased $14,985 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The increase during the three months ended June 30, 2025 is primarily related to expenses for international shipping.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
Description	2025	2024
Interest and Dividend Income	$(57,575)	$(21,148)
Loss on Investments	-	75
Loss on changes in fair value of Equity Investments	147	76
Gain on changes in fair value of Warrant Liabilities	-	(2,701,000)
Loss on changes in fair value of Derivative Liabilities	(19,000)	72,000
Loss on the issuance of preferred stock	-	8,846,000
Total Other (Income)/Expense	$(76,428)	$6,196,003

Other income, net of expense, totaled $76,428 for the three months ended June 30, 2025, and other expense, net of income, totaled $6,196,003 for the three months ended June 30, 2024.

During the three months ended June 30, 2025 interest and dividend income increased $36,427 as compared to the three months ended June 30, 2024, primarily related to the availability of cash for investment.

During the three months ended June 30, 2025, we recorded a gain of $0 related to the change in fair value of the warrant liabilities.

During the three months ended June 30, 2025, we recorded a gain of $19,000 related to the change in fair value of the Series F-1 Derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. We estimated the $0 fair value of the bifurcated embedded derivative at June 30, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $0.12 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 345.0%, the time to maturity of 0.5 year, a discounted market interest rate of 4.28%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 4.4%.

During the three months ended June 30, 2024, we recorded a loss associated with the issuance of the Series F-1 Preferred Stock totaling $3,737,000 and the Series G Preferred Stock totaling $5,109,000. The losses resulted from the fair market value of the issued warrants exceeding the sum of the gross proceeds, discount and derivative derived from the placement of the preferred shares.

Summary of Statements of Operations for the Six Months Ended June 30, 2025 and 2024

We are focused on developing and commercializing two therapeutic platforms based on well-defined therapeutic targets, Isomyosamine and Supera-CBD. The following table summarized the results of operations for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
Description	2025	2024
Operating Expenses
General and Administrative	$1,735,982	$2,088,632
Research and Development	2,418,985	1,600,042
Stock-Based Compensation	189,490	956,992
Series F-1 Warrant Issuance Expenses	-	539,097
Series G Warrant Issuance Expenses	-	969,505
Total Operating Expenses	4,344,457	6,154,268
Loss from Operations	(4,344,457)	(6,154,268)
Other Income (Expense), net	1,423,519	(13,211,421)
Net Loss	$(2,920,938)	$(19,365,689)

Revenue

We had no revenue from operations during the six months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
Description	2025	2024
Personnel Costs	$221,110	$397,268
Professional Service Costs	522,167	722,987
Stock Market & Investor Relations Costs	406,022	187,376
Other Administrative Costs	586,683	781,001
Total Administrative Expense	$1,735,982	$2,088,632

Personnel costs decreased $179,331 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company continued to realize the impact of the additional staff reductions that occurred between April and August 2024.

Professional services costs decreased $200,820 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to a decrease in fees for specialized accounting and legal services related to the fair market valuations for the various convertible preferred stock series.

Stock market and investor relations costs increased $218,646 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings. The increase is primarily due to the costs associated with the 2025 annual stockholder meeting.

Other administrative expenses decreased $194,318 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These costs include board of director expenses, business insurance, corporate travel and other general operating expenses. We incurred decreases in costs associated with board of director fees, business insurance, and the majority of the other expenses in this category.

Stock-Based Compensation

Stock-based compensation decreased $764,329 during the six months ended June 30, 2024 as compared to the three months ended June 30, 2024. During the six months ended June 30, 2024, two tranches of the June 7, 2023 stock options were being amortized, during the six months ended June 30, 2025 only the expenses for the final tranche of the June 7, 2023 stock options were recognized. Additionally, there were several forfeitures of unvested stock options related to separated employees between the two reporting periods.

During the six months ended June 30, 2023, we issued 75,000 options to a key employee. The cumulative fair market value of $13,635 was calculated using Black-Scholes (exercise price $0.1832 per share, stock price $0.1832 per share, volatility of 163.51%, discount rate of 4.34% and a ten-year term). The options vested on the grant date. The fair-market value of the options was recognized during the six months ended June 30, 2025.

During the six months ended June 30, 2023, we issued 150,000 options to consultants. The cumulative fair market value of $27,270 was calculated using Black-Scholes (exercise price $0.1832 per share, stock price $0.1832 per share, volatility of 163.51%, discount rate of 4.34% and a ten-year term). The options vested on the grant date. These consultants have agreements without termination dates and, as such, the fair-market value of the options was recognized during the six months ended June 30, 2025.

Warrant Issuance Expenses

Warrant issuance expenses associated with the issuance of the Series F-1 Preferred Stock and the Series G Preferred Stock and associated warrants totaled $1,508,602 as of the six months ended June 30, 2024. These costs included placement agent, legal, and accounting fees.

Research and Development Expenses

The table below summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
Description	2025	2024
Salaries and Wages	$123,362	$553,219
Development Programs	2,041,495	954,087
Professional Services	229,009	79,406
Regulatory Expenses	-	390
Other Research and Development Expenses	25,119	12,940
Total Research and Development Expenses	$2,418,985	$1,600,042

Salaries and wages decreased $429,857 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company continued to realize the impact of the additional staff reductions that occurred between April and August 2024.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $1,087,408 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase is related to the production of drug products, consulting fees and other costs associated with the Phase 2B study.

Professional services costs increased $149,603 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Regulatory expenses decreased $390 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These costs are associated with the development and management of the protocols used in various studies.

Other research and development expenses increased $12,179 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The increase during the six months ended June 30, 2024 is primarily related to expenses for international shipping.

Other Income and Expense

The table below summarizes our other income and expenses for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
Description	2025	2024
Interest and Dividend Income	$(120,087)	$(39,454)
(Gain)/Loss on Investments	(2,176)	(100)
Loss on changes in fair value of Equity Investments	1,744	975
Gain on changes in fair value of Warrant Liabilities	-	4,393,000
(Gain)/Loss on changes in fair value of Derivative Liabilities	(1,303,000)	11,000
Loss on the issuance of preferred stock	-	8,846,000
Total Other (Income)/Expense	$(1,423,519)	$13,211,421

Other income, net of expense, totaled $1,423,519 for the six months ended June 30, 2025, and other expense, net of income, totaled $13,211,421 for the six months ended June 30, 2024.

During the six months ended June 30, 2025 interest and dividend income increased $80,633 as compared to the six months ended June 30, 2024, primarily related to the availability of cash for investment.

During the three months ended June 30, 2025, we recorded a gain of $0 related to the change in fair value of the warrant liabilities.

During the six months ended June 30, 2025, we recorded a gain of $1,303,000 related to the change in fair value of the Series F-1 Derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. We estimated the $0 fair value of the bifurcated embedded derivative at June 30, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $0.12 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 345.0%, the time to maturity of 0.5 year, a discounted market interest rate of 4.28%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 4.4%.

During the six months ended June 30, 2024, we recorded a loss associated with the issuance of the Series F-1 Preferred Stock totaling $3,737,000 and the Series G Preferred Stock totaling $5,109,000. The losses resulted from the fair market value of the issued warrants exceeding the sum of the gross proceeds, discount and derivative derived from the placement of the preferred shares.

Liquidity and Capital Resources

As of June 30, 2025, the Company’s cash on hand was $207,553 and marketable securities were $3,605,508. The Company has incurred a net loss attributable to stockholders of $4,710,803 for the six months ended June 30, 2025. As of June 30, 2025, the Company had working capital of $(397,585) and stockholders’ equity of $5,277,287, including an accumulated deficit of $133,849,089. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and preferred stock in public and private placements.

Operating Activities

During the six months ended June 30, 2025, cash flows used in operating activities were $4,705,607, consisting primarily of a net loss of $2,939,938 and a gain on the fair value of derivatives of $1,303,000, and a decrease in prepaid expenses of $445,773 and a decrease in trade and other payables of $224,954.

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

Investing Activities

Our net cash provided by investing activities totaled $4,740,006 for the six months ended June 30, 2025. During the six months ended June 30, 2025, we purchased securities totaling $5,919,540 and sold securities totaling $10,659,546.

Our net cash consumed by investing activities totaled $10,289,095 for the six months ended June 30, 2024. During the six months ended June 30, 2024, we purchased securities totaling $12,539,455 and sold securities totaling $2,250,360.

Financing Activities

Net cash consumed by financing activities during the three months ended June 30, 2025 was $1.

Net cash provided by financing activities during the six months ended June 30, 2024 was $12,569,819 which consisted of payments for the redemption of Series F Preferred Stock and the related dividends and premiums and proceeds from the issuance of Series F-1 Preferred Stock and the Series G Preferred Stock.

February 2023 Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock with a stated value of $1,000 per share, initially convertible into up to 6,651,885 shares (pre-split) of the Company’s Common Stock at an initial conversion price (the “Series F Conversion Price”) of $2.255 per share (pre-split), subject to adjustment, and (ii) warrants to acquire up to an aggregate of 6,651,885 shares (pre-split) of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”).

Following the Reverse Stock Split, (i) the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Certificate of Designations of the Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 (as amended and restated, the “Series F Certificate of Designations”) with the Secretary of State of the State of Delaware, and (ii) the exercise price of the Series F Warrants (the “Series F Exercise Price”) was adjusted to $3.18 per share. In connection with the Private Placements (as defined herein), (i) the Series F Conversion Price was further adjusted to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was further adjusted to $1.816 per share. As of December 31, 2024, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (as defined herein), (i) the Series F Conversion Price was equal to $1.30 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was equal to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was equal to 11,538,462 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants. In connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (as defined herein), (i) the Series F Conversion Price was equal to $0.364 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and, (ii) the Series F Exercise Price was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F warrants was equal to 81,877,728 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and Series F Warrants, (i) the Series F Conversion Price was adjusted to $0.1832 per share and, (ii) the Series F Exercise Price was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally.

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of June 30, 2025, there were 4,382 Series F Preferred Shares outstanding and Series F Warrants outstanding to purchase up to 81,877,728 shares of Common Stock. As of June 30, 2025, Series F Conversion Price was $0.1832.

Series F Convertible Preferred Stock

The Series F Preferred Shares became convertible upon issuance into Common Stock (the “Series F Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255 (pre-split) (as adjusted, the “Series F Conversion Price”). The Series F Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Series F Conversion Price was adjusted to $3.18 per share pursuant to the terms of the Series F Certificate of Designations with the Secretary of State of the State of Delaware. The Series F Conversion Price was further adjusted to $0.364, pursuant to the full ratchet anti-dilutive provisions contained in the Series F Certificate of Designations in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock (as defined herein). On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations and Series F Warrants, (i) the Series F Conversion Price was adjusted to $0.1832 per share and, (ii) the Series F Exercise Price was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally.

The Company was initially required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023 and ending on the maturity date. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Series F Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $6.60 on a post-split basis (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

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

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 4,716,904 shares of Common Stock, with an initial exercise price of $3.18 per share (subject to adjustment), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately. As of June 30 2025, the Series F Exercise Price was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was equal to 81,877,728 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants.

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

As of June 30, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock, (i) the Series F-1 Conversion Price was equal to $0.1832 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Certificate of Designations and, (ii) the exercise price of the Series F-1 Warrants was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was equal to 55,131,002 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

We received net proceeds from the Series F-1 Private Placement of approximately $5.0 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of June 30, 2025, there were 2,065 shares of Series F-1 Preferred Stock outstanding, Series F-1 Short-Term Warrants outstanding to purchase up to 27,565,501 shares of Common Stock and Series F-1 Long-Term Warrants outstanding to purchase up to 27,565,501 shares of Common Stock. As of December 31, 2024, the Series F-1 Conversion Price was equal to $1.30 and as of April 17, 2025, the Series F-1 Conversion Price was adjusted to $0.1832.

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

The Company is required to redeem the Series F-1 Preferred Stock in equal monthly installments, commencing on December 1, 2024 and ending on the maturity date. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the applicable Installment Redemption Amount (as defined in the Series F-1 Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F-1 Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) $0.364, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date in which the Series F-1 Stockholder Approval (as defined herein) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which amortization amounts are subject to certain adjustments as set forth in the Series F-1 Certificate of Designations (the “Series F-1 Floor Price”).

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

Series F-1 Warrants

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 2,780,839 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance. On April 17, 2025, the Series F-1 Exercise Price was adjusted to $0.1832 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

Pursuant to the April 2025 Amendment Agreement, the Series F-1 Short-Term Warrants were extended to expire five years from the date of issuance.

The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately. As of June 30, 2025, the Series F-1 Exercise Price was adjusted to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was adjusted proportionally to 55,131,002 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

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

As of June 30, 2025, in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Stock, (i) the Series G Conversion Price was equal to $0.1832 per share due to the full ratchet anti-dilution provisions contained in the Series G Certificate of Designations and, (ii) the exercise price of the Series G Warrants was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series G Short Term Warrants was equal to 48,853,711 shares and the number of shares of Common Stock issuable upon exercise of the Series G Short Long Warrants was equal to 48,853,711 shares, in each case, pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

We received net proceeds from the Series G Private Placement of approximately $8.9 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of June 30, 2025, there were 8,737 shares of Series G Preferred Stock outstanding, Series G Short-Term Warrants outstanding to purchase up to 48,853,711 shares of Common Stock, and Series G Long-Term Warrants outstanding to purchase up to 48,853,711 shares of Common Stock. As of December 31, 2024, the Series G Conversion Price was equal to $1.30 and on April 17, 2025, the Series G Conversion Price was adjusted to $0.1832.

Series G Preferred Stock

The Series G Preferred Shares became convertible upon issuance into Common Stock (the “Series G Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.816 (the “Series G Conversion Price”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions). As of Aril 17, 2025, the Series G Exercise Price was adjusted to $0.1832 per share pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

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

Series G Warrants

Pursuant to the Series G Private Placement, the Company issued to investors (i) the Series G Long-Term Warrants to purchase 4,928,416 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series G Short-Term Warrants to purchase 4,928,416 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance. As of December 31, 2024, the Series G Exercise Price was adjusted to $1.30 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionally to 13,769,230 shares pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series G Certificate of Designations and Series G Warrants, (i) the Series G Conversion Price was adjusted to $0.1832 per share and, (ii) the Series G Exercise Price was equal to $0.1832 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionally.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a description of certain legal proceedings, please read Note 6 to the interim condensed consolidated financial statements, which information is incorporated herein by reference.

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

Currently, the Company has 19 issued U.S. patents, 70 foreign patents, and 4 foreign patent applications pending in such jurisdictions as Canada, China, Isreal, and Japan, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated, or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

The Company’s financial statements have been prepared on a going concern basis and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company’s cash used in operations was $4,740,006 leaving a cash balance of $207,553 and a marketable securities balance of 3,605,508 as of June 30, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On August 19, 2025, the Company entered into an Omnibus Amendment Agreement (“August 2025 Amendment Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State of the State of Delaware (the “August 2025 Series F-1 Certificate of Amendment”), (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State of the State of Delaware (the “August 2025 Series F Certificate of Amendment”), and (iii) to amend the term of the Series F Warrants and Series F-1 Warrants such that such warrants have a term expiring on August 15, 2030. In addition, in consideration of the foregoing, the Required Holder is entitled to nominate one director to the board of directors, provided that such nomination shall be approved by the Company’s Nominating and Governance Committee, which approval shall not be unreasonably withheld.

The August 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to December 31, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of June 30, 2025. The August 2025 Series F-1 Certificate of Amendment amends the Series F-1 Certificate of Designations to (A) (i) extend the maturity date to December 31, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of June 30, 2025.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1+	Certificate of Amendment of Certificate of Designations of Series F-1 Convertible Preferred Stock.

3.2+	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock.

3.3	Certificate of Amendment to the Certificate of Incorporation of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2025).

10.1+	Form of Omnibus Amendment Agreement, dated August 19, 2025, by and between TNF Pharmaceuticals, Inc. and the investors party thereto.

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNF PHARMACEUTICALS, INC.

Date: August 19, 2025	By:	/s/ Mitchell Glass
	Name:	Mitchell Glass, M.D.
	Title:	President and Chief Medical Officer
(Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

