Form 10-Q
period 2025-09-30
Q/C TECHNOLOGIES, INC.
filed 2025-11-19
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36268

Q/C Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1185 Avenue of the Americas. Suite 249 New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock, par value $0.001 per share	QCLS	The Nasdaq Stock Market LLC

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

As of November 17, 2025, the registrant had 4,166,760 shares of its Common Stock, par value $0.001 per share, outstanding.

PART I - Financial Information

Item 1. Financial Statements.

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

(unaudited)

	As of
	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$6,904,185	$173,154
Marketable Securities	3,091,772	8,345,082
Prepaid expenses	1,150,291	893,730

Total Current Assets	11,146,248	9,411,966

Non-Current Assets
Lease Right-of-Use	-	10,579
Technology License	14,086,999	-
Goodwill	10,498,539	10,498,539
Investment in Oravax Medical	1,500,000	1,500,000

Total Non-Current Assets	26,085,538	12,009,118

Total Assets	$37,231,786	$21,421,084

LIABILITIES
Current Liabilities
Trade and Other Payables	$3,180,662	$2,902,104
Due to MyMD FL Shareholders	29,982	29,982
Lease Liability	-	10,579
Dividends Payable	89,728	2,455,675
License Fees Payable	337,130
Derivative Liability	2,896,000	1,303,000

Total Current Liabilities	6,533,502	6,701,340

Non-Current Liabilities
Contingent Consideration Payable, net of current	9,380,000	-

Total Non-Current Liabilities	9,380,000	-

Total Liabilities	15,913,502	6,701,340

Commitments and Contingencies

Mezzanine Equity
Series F Convertible Preferred Stock, par value $0.001 and a stated value of $1,100 per share, 15,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, 0 and 4,211 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	-	4,930,004
Series F Convertible Preferred Stock – Discount	-	-
Series F Convertible Preferred Stock – Derivative	-	-

Series F-1 Convertible Preferred Stock, par value $0.001 and a stated value of $1,000 per share, 5,050 shares authorized as of September 30, 2025 and December 31, 2024; 0 and 4,747 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	-	4,744,101
Series F-1 Convertible Preferred Stock – Discount	-	(4,744,101)

Series G Convertible Preferred Stock, par value $0.001 and a stated value of $1,000 per share, 12,826,273 shares authorized, as of September 30, 2025 and December 31, 2024, 8,804 and 8,884 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Liquidation preference of $8,804,000 plus dividends at 10% per annum of $10,977 as of September 30, 2025	8,804,000	8,884,000
Series G Convertible Preferred Stock – Discount	(6,938,000)	(8,884,000)

Series H Convertible Preferred Stock, par value $0.001 and a stated value of $1,000 per share, 7,000 shares authorized, as of September 30, 2025 and December 31, 2024, 7,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Liquidation preference of $7,000,000 plus dividends at 15% per annum of $78,750 as of September 30, 2025	7,000,000	-
Series H Convertible Preferred Stock – Discount	(2,729,083)
Series H Convertible Preferred Stock – Derivative	(1,837,000)	-

Series I Convertible Preferred Stock, $0.001 par value and a stated value of $0.01 per share, 747,362 shares designated as of September 30, 2025 and December 31, 2024, 0 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	2,697,977	-

Total Mezzanine Equity	6,997,894	4,930,004

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, $0.001 par value and a stated value of $0.01 per share, 72,992 shares designated as of September 30, 2025 and December 31, 2024, 72,992 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	144,524	144,524

Common Stock, par value $0.001, 1,250,000,000 shares authorized, 2,977,672 and 34,397 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	179,812	3,364
Additional Paid in Capital	151,558,433	138,780,138
Accumulated Deficit	(137,562,379)	(129,138,286)

Total Stockholders’ Equity	14,320,390	9,789,740

Total Liabilities and Stockholders’ Equity	$37,231,786	$21,421,084

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

General and Administrative Expenses	967,833	1,104,130	2,703,815	3,149,041
Research and Development Expenses	356,352	707,747	2,775,337	2,307,789
Stock Based Compensation Expenses	-	13,762	189,490	973,927
Franchise Tax Expense	200,050	-	200,050	40,548
Series F-1 Warrant Issuance Expenses	-	-	-	539,097
Series G Warrant Issuance Expenses	-	-	-	969,505
Series H Warrant Issuance Expenses	264,417	-	264,417	-

Loss from Operations	(1,788,652)	(1,825,639)	(6,133,109)	(7,979,907)

Other (Income) Expenses
Interest and Dividend Income	(35,955)	(163,951)	(156,042)	(203,405)
Gain on Sale of Marketable Securities	-	(551)	(2,176)	(651)
Change in fair value of Marketable Securities	(309)	(4,746)	1,435	(3,771)
Change in fair value of Derivatives Liabilities	1,059,000	356,000	(244,000)	367,000
Change in fair value of Warrant Liabilities	-	17,000	-	4,410,000
Loss on issuance of Series F-1 Convertible Preferred Stock	-	-	-	3,737,000
Loss on issuance of Series G Convertible Preferred Stock	-	-	-	5,109,000
Casualty Loss/(Gain)	-	(100,000)	-	(100,000)

Total Other (Income)/Expense	1,022,736	103,752	(400,783)	13,315,173

Income/(Loss) Before Income Tax	(2,811,388)	(1,929,391)	(5,732,326)	(21,295,080)

Income Tax Benefit/(Provision)	-	-	-	-

Net Income/(Loss)	$(2,811,388)	$(1,929,391)	$(5,732,326)	$(21,295,080)

Preferred Stock Dividends	901,902	751,052	2,691,767	2,730,259

Net Income/(Loss) Attributable to Common Stockholders	$(3,713,290)	$(2,680,443)	$(8,424,093)	$(24,025,339)

Basic and diluted net income/(loss) per common share	$(2.50)	$(107.62)	$(14.77)	$(1,015.18)

Weighted average basic and diluted common stock outstanding	1,483,341	24,907	570,353	23,666

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series H Convertible		Series I Convertible		Series D Convertible		Common Stock		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock	Paid	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series H	Shares	Series I	Shares	Series D	Shares	Par Value $0.001	In Capital	Deficit	Equity
Balance at December 31, 2024	4,211	$4,930,004	4,747	$-	8,884	$-	-	$-	-	$-	72,992	$144,524	34,397	$3,364	$138,780,138	$(129,138,286)	9,789,740
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,124,743)	(1,124,743)
Accelerated Conversion of 371 shares of Series F Convertible Preferred Stock	(371)	(434,903)		-	-	-	-	-	-	-	-	-	4,209	621	522,595	-	523,216
Accelerated Conversion of 2,001 shares of Series F-1 Convertible Preferred Stock	-	-	(2,001)	-	-	-	-	-	-		-		33,635	3,163	259,677	-	262,840
Conversion of 319 shares of Series G Convertible Preferred Stock	-	-	-	-	(319)	-	-	-	-		-		2,450	245	(245)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	656	656,000	-	-	-	-	-	-	-	-	(31,284)	-	(31,284)
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(813,496)	(813,496)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	-	-	84,636	-	84,636
Balance at March 31, 2025	3,840	$4,495,101	2,746	$-	9,221	$656,000	-	$-	-	$-	72,992	$144,524	74,691	$7,393	$139,615,517	$(131,076,525)	$8,690,909
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,796,195)	(1,796,195)
Accelerated Conversion of 24 shares of Series F Convertible Preferred Stock	(24)	(21,185)		-	-	-	-	-	-	-	-	-	3,169	317	47,791	-	48,108
Accelerated Conversion of 1,748 shares of Series F-1 Convertible Preferred Stock	-	-	(1,748)	-	-	-	-	-	-	-	-	-	176,064	17,605	186,318	-	203,923
Conversion of 1,021 shares of Series G Convertible Preferred Stock	-	-	-	-	(1,021)	-	-	-	-	-	-	-	40,688	4,069	(4,069)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	537	537,000	-	-	-	-	-	-	-	-	(341,192)	-	(341,192)
True-up in conjunction with the 0Jun25 modifications	-	656,751	-	-	-	-	-	-	-	-	-	-	-	-	(656,751)	-	(656,751)
Shareholder request to reclassify a Series F share conversion to Series F-1	37	-	(60)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Reconciling adjustment to outstanding shares	529	-	1,127	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(976,369)	(976,369)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	-	-	104,854	-	104,854
Balance at June 30, 2025	4,382	$5,130,667	2,065	$-	8,737	$1,193,000	-	$-	-	$-	72,992	$144,524	294,612	$29,384	$138,952,468	$(133,849,089)	$5,277,287
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,811,388)	(2,811,388)
Accelerated Conversion of 4,382 shares of Series F Convertible Preferred Stock	(4,382)	(5,130,667)		-	-	-	-	-	-	-	-	-	1,321,156	119,248	9,873,834	-	9,993,082
Accelerated Conversion of 2,065 shares of Series F-1 Convertible Preferred Stock	-	-	(2,065)	-	-	-	-	-	-	-	-	-	399,945	30,219	1,028,622	-	1,058,841
Conversion of 606 shares of Series G Convertible Preferred Stock	-	-	-	-	(606)	-	-	-	-	-	-	-	161,959	161	(161)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	673	673,000	-	-	-	-	-	-	-	-	(257,400)	-	(257,400)
Issuance of 7,000 shares of Series H Convertible Preferred Stock, net of discount and offering costs of $609,578	-	-	-	-	-	-	7,000	2,433,917	-	-	-	-	-	-	2,383,920	-	2,383,920
Issuance of 747,362 shares of Series I Convertible Preferred Stock	-	-	-	-	-	-	-	-	747,362	2,697,977	-	-	-	-	-	-	-
Proceeds from the exercise of common stock warrants	-	-	-	-	-	-	-	-	-	-	-	-	800,000	800	2,258,815	-	2,259,615
Deemmed dividends on final settlement of the Series F Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,046,940)	-	(2,046,940)
Deemmed dividends on final settlement of the Series F-1 Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(634,725)	-	(634,725)
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(901,902)	(901,902)
Balance at September 30, 2025	-	$-	-	$-	8,804	$1,866,000	7,000	$2,433,917	747,362	$2,697,977	72,992	$144,524	2,977,672	$179,812	$151,558,433	$(137,562,379)	$14,320,390

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series H Convertible		Series I Convertible		Series D Convertible		Common Stock		Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock	Paid	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series H	Shares	Series I	Shares	Series D	Shares	Par Value $0.001	In Capital	Deficit	Equity
Balance at December 31, 2023	6,633	$404,071	-	$-	-	$-	-	$-	-	$-	72,992	$144,524	20,940	$2,019	$114,200,096	$(101,977,067)	$12,369,572
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,800,041)	(9,800,041)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	10	1	(1)	-	-
Redemption of 1,195 shares of Series F Convertible Preferred Stock	(1,195)	(73,472)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 2,041 shares of Series F Convertible Preferred Stock	(450)	(27,214)	-	-	-	-	-	-	-	-	-	-	1,382	138	91,425	-	91,563
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,201,867)	(1,201,867)
Resclass of warranat liability upon warrant modification	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,961,000	-	7,961,000
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	-	-	517,365	-	517,365
Balance at March 31, 2024	4,988	$303,385	-	$-	-	$-	-	$-	-	$-	72,992	$144,524	22,332	$2,158	$122,769,885	$(112,978,975)	$9,937,592
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,565,648)	(9,565,648)
Issuance of 5,050 shares of Series F-1 Convertible Preferred Stock, net of discount and offering costs of $35,252	-	-	5,050	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of 8,950 shares of Series G Convertible Preferred Stock, net of discount and offering costs of $48,559	-	-	-	-	8,950	-	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 313 shares of Series F Convertible Preferred Stock	(313)	(18,897)	-	-	-	-	-	-	-	-	-	-	2,128	212	63,362	-	63,574
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(777,340)	(777,340)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	-	-	439,627	-	439,627
Balance at June 30, 2024	4,675	$284,488	5,050	$-	8,950	$-	-	$-	-	$-	72,992	$144,524	24,460	$2,370	$123,272,874	$(123,321,963)	$97,805
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,929,391)	(1,929,391)
Accelerated Conversion of 113 shares of Series F Convertible Preferred Stock	(113)	(6,795)	-	-	-	-	-	-	-	-	-	-	1,019	102	38,117	-	38,219
Convertible Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(751,052)	(751,052)
Reclass of warrant liability upon warrant modiffication	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,308,000		19,308,000
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	-	-	13,762	-	13,762

Balance at September 30, 2024	4,562	$277,693	5,050	$-	8,950	$-	-	$-	-	$-	72,992	$144,524	25,479	$2,472	$142,632,753	$(126,002,406)	$16,777,343

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,732,326)	$(21,295,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	(2,176)	(651)
Change in fair value of marketable securities	1,435	(3,771)
Change in fair value of derivatives	(244,000)	367,000
Change in fair value of warrants	-	4,410,000
Loss on issuance of Series F-1 Convertible Preferred Stock	-	3,737,000
Loss on issuance of Series G Convertible Preferred Stock	-	5,109,000
Stock based compensation
Options issued to directors	110,168	410,810
Options issued to key employees	35,103	496,494
Options issued to non-employees	44,219	63,450
Change in assets and liabilities: net of acquisition
Prepaid Expenses	(256,561)	(491,875)
Trade and Other Payables	178,261	444,119)
Operating Leases	-	(1,481)
Deferred Compensation Payable	-	(100,538)
Net cash used by operating activities	(5,865,877)	(6,855,523)

Cash flows from investing activities:
Purchase of technology license	(2,009,022)	-
Purchases of marketable securities	(5,955,495)	(12,703,405)
Proceeds from sale of marketable securities	11,209,546	5,500,450
Net cash provided by/(used in) investing activities	3,245,029	(7,202,955)

Cash flows from financing activities
Redemption of Series F Convertible Preferred Stock	-	(73,472)
Premium on Series F Convertible Preferred Stock	-	-
Dividends on Preferred Stock	-	(1,356,709)
Net proceeds from the issuance of Series F-1 Convertible Preferred Stock	-	5,050,000
Net proceeds from the issuance of Series G Convertible Preferred Stock	-	8,950,000
Net proceeds from the issuance of Series H Convertible Preferred Stock	6,654,838	-
Net proceeds from the exercise of warrants for common stock	2,697,041	-
Net cash provided by financing activities	9,351,879	12,569,819

Net increase/(decrease) in cash	6,731,031	(1,488,659)
Cash and cash equivalents at beginning of period	173,154	2,681,010
Cash and cash equivalents at end of period	$6,904,185	$1,192,351

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Fair value of Series G Convertible Preferred Stock issued in-lieu of dividends	$1,866,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series H Convertible Preferred Stock and Warrants	$1,837,000	$-
Contingent Consideration Payable for technology license	$9,380,000	$-
Issuance of Series I Convertible Preferred Stock for technology license	$2,697,977	$-
Issuance of common stock for redemptions of Series F Convertible Preferred Stock	$-	$155,137
Accrual of Series F Convertible Preferred Stock Dividend	$-	$403,758
Accrual of Series F-1 Convertible Preferred Stock Dividend	$-	$54,813
Accrual of Series G Convertible Preferred Stock Dividend	$-	$97,145
Initial fair value of warrant liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$-	$7,933,000
Initial fair value of derivative liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$-	$854,000
Initial fair value of derivative liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$-	$14,059,000
Reclass of warrant liability upon warrant modification for the Series F Warrants	$-	$7,961,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

TNF Pharmaceuticals, Inc. is a Delaware corporation (“QCLS” or the “Company”) that was incorporated in New Jersey prior to the Reincorporation (as defined below). On July 22, 2024, the Company changed its name from MyMD Pharmaceuticals, Inc. to TNF Pharmaceuticals, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on July 24, 2024, the Company’s common stock, par value $0.001 per share (“Common Stock”), ceased trading under the ticker symbol “MYMD” and began trading on the Nasdaq Stock Market under the ticker symbol “TNFA.” On September 22, 2025, the Company changed its name from TNF Pharmaceuticals, Inc. to Q/C Technologies, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on September 25, 2025, the Company’s Common Stock, ceased trading under the ticker symbol “TNFA” and began trading on the Nasdaq Stock Market under the ticker symbol “QCLS.”

On September 2, 2025, the Company entered into that certain Membership Interest Purchase Agreement (the “MIPA”), by and among the Company, LPU Holdings LLC (“LPU”) and the members of LPU (the “Sellers”), pursuant to which the Company agreed to acquire 100% of the membership interests (the “Membership Interests”) of LPU from the Sellers, and as a result, LPU became a wholly-owned subsidiary of the Company.

These consolidated financial statements include three wholly owned subsidiaries as of September 30, 2025, Akers Acquisition Sub, Inc., Bout Time Marketing Corporation and LPU (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

The Company has historically been engaged in the development and commercialization of two therapeutic platforms based on well-defined targets: (i) Isomyosamine (formerly known as MYMD-1), an oral, next-generation TNF-α inhibitor with the potential to transform the way TNF-α based diseases are treated due to its selectivity and ability to cross the blood brain barrier. Its ease of oral dosing is a significant differentiator compared to currently available TNF-α inhibitors, all of which require delivery by injection or infusion, and (ii) and Supera-CBD. Recently, the Company has shifted its business strategy to focus on energy-efficient blockchain, cryptocurrency infrastructure, and high-performance computing through quantum-class laser-based computing. The Company’s core strategy leverages an exclusive global licensing agreement with LightSolver Ltd. to deploy innovative LPUs, specifically the Company-branded qc-LPU100™, which harnesses the natural properties of light with the goal of achieving high computational speed and energy efficiency.

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

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The condensed consolidated financial statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on April 11, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2024 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2025 may not be necessarily indicative of the operating results expected for the full year or any future period.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended September 30, 2025. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of September 30, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2025 and December 31, 2024.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at September 30, 2025	$3,091,772	$-	$-

Marketable securities at December 31, 2024	$8,345,081	$-	$-
Contingent consideration payable at September 30, 2025			$9,380,000
Contingent consideration payable at December 31, 2024			$0

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of September 30, 2025 and December 31, 2024, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended September 30, 2025 and 2024 was a gain of $309 and a gain of $4,746, respectively. The change in fair value in the nine months ended September 30, 2025 and 2024 was a loss of $1,435 and a gain of $3,771, respectively.

Gains and losses resulting from the sales of marketable securities were $0 and a gain of $551 for the three months ended September 30, 2025 and 2024, respectively. Gains and losses resulting from the sales of marketable securities were gains of $2,176 and a gain of $651 for the nine months ended September 30, 2025 and 2024, respectively.

Proceeds from the sales of marketable securities in the nine months ended September 30, 2025 and 2024 were $11,209,546 and $5,500,450, respectively.

Contingent consideration payables are classified as a Level 3 instrument with significant unobservable inputs. They are considered a non-current asset.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of
Description	Level	September 30, 2025	December 31, 2024
Liabilities
Warrant Liabilities	3	$-	$-
Derivative Liabilities	3	$2,896,000	$1,303,000

The following table sets forth a summary of the change in the fair value of the warrant liabilities that is measured at fair value on a recurring basis for the nine months ended September 30, 2025 and September 30, 2024, respectively:

Description	2025	2024
Balance on December 31, 2024 and 2023	$-	$867,000
Issuance of warrants reported at fair value	-	-
Change in fair value of warrant liabilities	-	7,094,000
Reclassification of warrant liability to equity upon warrant modification	-	(7,961,000)
Balance on March 31,	-	-
Issuance of warrants reported at fair value	-	21,992,000
Change in fair value of warrant liabilities	-	(2,701,000)
Balance on June 30,	-	19,291,000
Issuance of warrants reported at fair value	-	-
Change in fair value of warrant liabilities	-	17,000
Reclassification of warrant liability to equity upon warrant modification	-	(19,308,000)
Balance on September 30,	$-	$-

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the nine months ended September 30, 2025 and September 30, 2024, respectively:

Description	2025	2024
Balance on December 31, 2024 and 2023	$1,303,000	$61,000
Issuance of derivatives reported at fair value	-	-
Changes in fair value of derivative liabilities	(1,284,000)	(61,000)
Balance on March 31,	19,000	-
Issuance of derivatives reported at fair value	-	854,000
Change in fair value of derivative liabilities	(19,000)	72,000
Balance on June 30,	-	926,000
Issuance of derivatives reported at fair value	1,837,000	-
Change in fair value of derivative liabilities	1,059,000	356,000
Balance on September 30,	$2,896,000	1,282,000

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of September 30, 2025.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of September 30, 2025, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the investment was not impaired and thus no adjustment to fair market value was required as of September 30, 2025.

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

(m) Intangible Assets, continued

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of September 30, 2025, the Company has 17 issued U.S. patents, 69 foreign patents, 2 U.S. patents and 7 foreign patent applications pending in such jurisdictions as Canada, China, Isreal, and Japan, which if issued are expected to expire between 2036 and 2039. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

Goodwill associated with the legacy business was evaluated at as of September 30, 2025 due to the change in the Company’s business model, which could be viewed as a triggering event. The net equity of the legacy business was assessed and used to measure the associated net book value of the goodwill. As of this measurement date, no impairment was required.

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

The Company’s operating leases are comprised of the 2021 Baltimore Lease and the 2024 Baltimore Lease on the Condensed Consolidated Balance Sheets. The information related to these leases is presented below:

	As of September 30, 2025		As of December 31, 2024
	2024 Baltimore		2021 Baltimore	2024 Baltimore
Balance Sheet Location	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$-	$-	$-	$10,579	$10,579
Lease Payable, current	-	-	-	10,579	10,579

The following provides details of the Company’s lease expense:

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
	2024 Baltimore		2021 Baltimore	2024 Baltimore
Lease Expenses	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$-	-	$8,100	$8,100

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
	2024 Baltimore		2021 Baltimore	2024 Baltimore
Lease Expenses	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$10,800	$10,800	$18,672	$13,500	$32,172

Other information as of September 30, 2025 related to leases is presented below:

	2024 Baltimore
Other Information	Lease	Total
Operating Leases
Operating cash used	$10,800	$10,800
Average remaining lease term	-	-
Average discount rate	10.0%	10.0%

As of September 30, 2025, the annual minimum lease payments of the Company’s operating lease liabilities were $0.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

(q) Income Taxes, continued

There was no income tax benefit recorded for the losses for the three and nine months ended September 30, 2025 and 2024 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2025 and 2024. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, Common Stock equivalents were anti-dilutive.

For the three and nine months ended September 30, 2025 and 2024, the following securities are excluded from the calculation of weighted average dilutive Common Stock because their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	2,819	1,037	1,943	1,281
Unvested Restricted Stock Units	484	488	484	754
Warrants to purchase Common Stock	4,823,701	239,809	2,539,277	139,353
Series C Convertible Preferred Stock Warrants	-	10	-	10
Series D Convertible Preferred Stock	13	13	13	13
Series F Convertible Preferred Stock	-	2,574,339	-	2,574,339
Series F-1 Convertible Preferred Stock	-	2,780,837	-	2,780,837
Series G Convertible Preferred Stock	2,657,135	4,928,414	2,598,701	4,187,775
Series H Convertible Preferred Stock	1,799,603	-	1,799,603	-
Series I Convertible Preferred Stock	665,030	-	665,030	-
Total potentially dilutive shares	7,484,152	10,524,147	5,140,418	9,684,362

(s) Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”), Improvements to Nonemployee Share-Based Payment Accounting (the “2018 Update”). The amendments in the 2018 Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Prior to the 2018 Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

(t) Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed as incurred and consist of fees paid to third parties that conduct certain research and development activities on the Company’s behalf.

(u) Recently Issued Accounting Pronouncements

As of September 30, 2025 and for the three and nine months then ended, there were no recently issued accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

(v) Reclassifications

Certain reclassifications were made to the reported amounts in these condensed consolidated financial statements as of September 30, 2024 to conform to the presentation as of September 30, 2025.

Note 3 – Recent Developments, Liquidity and Management’s Plans

As of September 30, 2025, the Company’s cash on hand was $6.9 million and marketable securities were $3.1 million. The Company has incurred a net loss from operations of $5.7 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had working capital of $4.6 million and stockholders’ equity of $14.3 million including an accumulated deficit of $137.6 million. During the nine months ended September 30, 2025, cash flows used in operating activities were $5.9 million consisting primarily of a net loss of $5.7 million, Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

As of June 30, 2025, the Company concluded that there was substantial doubt about the Company continuing as a going concern due to the lack of funds to cover estimated costs for the next 12 months. During the three months ended September 30, 2025, the Company raised $6.7 million through the issuance of preferred stock and received $2.7 million in proceeds from the exercise of warrants. As a result of these activities the Company has concluded that the substantial doubt has been alleviated as of September 30, 2025.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of September 30, 2025 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Stock-based Payments

Equity incentive Plans

2017 Stock Incentive Plan

On August 7, 2017, the Company’s stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 2 shares of the Company’s Common Stock. As of September 30, 2025, grants of 15 shares of restricted stock have been issued pursuant to the 2017 Plan, and 0 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the Company’s stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2018 Plan was modified to increase the total authorized shares available for future issuance. The 2018 Plan, as amended, provides for the issuance of up to 188 shares of the Company’s Common Stock. As of September 30, 2025, grants of RSUs and restricted stock to purchase 89 shares of Common Stock have been issued pursuant to the 2018 Plan, and 99 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the Company’s stockholders approved, and the Company adopted the 2021 Stock Incentive Plan, (as amended the “2021 Plan”). The 2021 Plan provides for the issuance of up to 25,001 shares of the Company’s Common Stock. As of September 30, 2025, grants of RSUs and stock options to purchase 4,408 shares of Common Stock have been issued pursuant to the 2021 Plan, and 20,593 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the nine months ended September 30, 2025:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2024	603	$4,902.19	$4,595.20	7.98	$-
Granted	2,250	18.32	18.32	9.55	-
Exercised	-	-	-	-	-
Forfeited	(34)	2,430.00	2,310.00	7.94	-
Canceled/Expired	(78)	4,980.00	4,710.00	7.69	-
Balance September 30, 2025	2,741	921.63	863.26	9.11	$-
Exercisable as of September 30, 2025	2,741	921.63	863.26	9.11	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.15 for the Company’s Common Stock on September 30, 2025 and the closing stock price of $115.00 for the Company’s Common Stock on December 31, 2024.

During the three months ended September 30, 2025 and 2024, the Company recognized stock option expenses totaling $0 and $13,763, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized stock option expenses totaling $189,490 and $970,754, respectively.

The unamortized stock option expenses as of September 30, 2025 totaled $0.

Restricted Stock Units

On October 14, 2021, the Compensation Committee of the Board of Directors approved grants totaling 484 Restricted Stock Units to the Company’s then current six directors and then current seven key employees. Each RSU had a grant date fair value of $24,270.00 which will be amortized upon vesting into administrative expenses within the Consolidated Statement of Comprehensive Loss. Such RSUs were granted under the 2021 Plan. Vesting of each RSU is:

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

As of September 30, 2025, none of the vesting milestones have been met.

During the three and nine months ended September 30, 2024, the Company converted 10 vested RSUs issued in September 2020 to a member of the Board of Directors, into 10 shares of Common Stock of the Company. Expenses related to these RSUs had been recognized by pre-merger Akers Biosciences, Inc. in 2021 and prior years.

The following is the status of outstanding unvested RSUs outstanding as of September 30, 2025 and the changes for the nine months ended September 30, 2025:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2024	484	$24,270.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Canceled/Expired	-	-
Balance at September 30, 2025	484	$24,270.00

As of September 30, 2025, the unamortized value of the RSUs was $11,746,680.

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

At the Company’s annual meeting of stockholders, held on June 3, 2025, which was reconvened from May 20, 2025, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the “Share Increase Amendment”) to increase the number of authorized shares of Common Stock from 250,000,000 shares to 1,250,000,000 and to make a corresponding change to the number of authorized shares of the Company’s capital stock. Following the 2025 annual meeting, on June 6, 2025, the Company filed the Share Increase Amendment with the Secretary of State.

As of September 30, 2025, the Company’s authorized capital stock consisted of 1,300,000,000 shares, of which 1,250,000,000 are shares of Common Stock, and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Preferred Shares, 5,050 of which have been designated as Series F-1 Convertible Preferred Stock, 12,826,273 of which have been designated as Series G Preferred Stock, 7,000 of which have been designated as Series H Preferred Stock, and 747,362 of which have been designated as Series I Preferred Stock.

As of September 30, 2025 and December 31, 2024, there were 2,977,672 and 34,397 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares and 72,992 shares of Series D Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. There were 0 and 4,211 Series F Preferred Shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. There were 0 and 4,747 shares of Series F-1 Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. There were 8,804 and 8,884 shares of Series G Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. There were 7,000 and 0 shares of Series H Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. There were 747,362 and 0 shares of Series I Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024.

Preferred Stock

The holders of preferred shares or preferred warrants are entitled to vote, as determined and as limited by the certificate of designation for each class of preferred shares or warrants, at meetings of the Company stockholders.

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

Exchange Listing

Series D Preferred Stock is not listed on the Nasdaq, any national securities exchange or other nationally recognized trading system. The Company’s Common Stock issuable upon conversion of the Series D Preferred Stock is listed on the Nasdaq under the symbol “QCLS”.

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

As of September 30, 2025 and December 31, 2024, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 13 underlying shares of the Company’s Common Stock.

Series F Convertible Preferred Stock

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock (the “Series F Preferred Shares”) with a stated value of $1,000 per share, initially convertible into up to 66,523 shares of the Company’s Common Stock at an initial conversion price of $225.50 per share (the “Series F Conversion Price”), subject to adjustment, and (ii) warrants to acquire up to an aggregate of 66,523 shares of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”). The Series F Preferred Shares became convertible upon issuance into Common Stock (the “Series F Conversion Shares”) at the election of the holder at any time at an initial conversion price of $225.50. The Series F Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions).

Following the Company’s one-for-thirty reverse stock split of its Common Stock in February 2024 (the “2024 Reverse Stock Split”), the conversion price of the Series F Preferred Shares was adjusted to $318.00 per share pursuant to the terms of the Certificate of Designations of Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 and which was amended and restated by the filing of the Second and Amended Certificate of Designations of Series F Convertible Preferred Stock, effective September 3, 2025 (as amended and restated, the “Series F Certificate of Designations”). In connection with the Private Placements (as defined herein), (i) the conversion price of the Series F Preferred Shares was further adjusted to $181.60 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations the Series F Conversion Price was adjusted to $18.32 per share. In September 2025, in connection with the Company’s 1-for-100 reverse stock split (the “2025 Reverse Stock Split”), and pursuant to the stock combination event adjustment provisions contained in the Series F Certificate of Designations, the Series F Conversion Price was reduced to $3.3713 per share.

Prior to the Series F Certificate of Amendment (as defined below), the Company was initially required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023. The amortization payments due upon such redemption are payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Series F Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $660.00 on a post-split basis (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

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

On May 20, 2024, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “Series F Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations). Pursuant to the Series F Agreement, the Required Holders agreed to (i) amend the Series F Purchase Agreement to amend certain terms relating to purchase rights thereunder, (ii) waive certain rights under the Series F Purchase Agreement and Series F Certificate of Designations in respect of the issuance of the Company’s Series F-1 Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series F-1 Preferred Stock”), the Company’s Series G Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series G Preferred Stock”), and entrance by the Company into the Purchase Agreements (as defined herein), (iii) waive the requirement that the Company reserve for issuance a sufficient number of shares of Common Stock as required by the Series F Certificate of Designations, the Series F Purchase Agreement and Series F Warrants, until such time as the Company obtains the Stockholder Approval (as defined herein), and (iv) consent to the issuance of the Series F-1 Preferred Stock and Series G Preferred Stock as required pursuant to certain terms of the Series F Certificate of Designations, the Series F Purchase Agreement and the Series F Warrants, as applicable. The Company and the Required Holders further agreed pursuant to the Series F Agreement, to amend the Series F Certificate of Designations by filing a Certificate of Amendment to the Series F Certificate of Designations (the “Series F Certificate of Amendment”) with the Secretary of State. The Series F Certificate of Amendment amends the Series F Certificate of Designations to (i) extend the maturity date to December 31, 2024, (ii) permit and modify certain procedures related to the payment of installment amounts with respect to the Installment Dates (as defined in the Series F Certificate of Designations) falling between (and including) July 1, 2024, and (and including) August 1, 2024, thereunder, and (iii) modify the schedule of Installment Dates.

On April 8, 2025, the Company entered into an Omnibus Amendment Agreement (“April 2025 Amendment Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State (the “April 2025 Series F-1 Certificate of Amendment”), (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State (the “April 2025 Series F Certificate of Amendment”), (iii) the Series F-1 Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of Common Stock issued after the date of the Series F-1 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series F-1 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of Common Stock issued and outstanding as of the date of such issuance (the “Excluded Securities Modification”), and (iv) to amend the term of the Series F-1 Short-Term Warrants to be five years from the date of issuance. In addition, in consideration of the foregoing, the Company agreed to reduce the size of the board of directors of the Company to no more than six directors, no later than the Company’s 2025 annual meeting of stockholders.

The April 2025 Series F Certificate of Amendment amends the Series F Certificate of Designations to (A) (i) extend the maturity date to June 30, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Series F Certificate of Designations), in each case, effective as of December 31, 2024, and (B) subject to obtaining the approval of the Company’s stockholders, effective January 1, 2025, increase the aggregate Stated Value of the Series F Preferred Shares outstanding to an amount equal to 110% of the aggregate Stated Value of the Series F Preferred Shares outstanding. The April 2025 Series F Certificate of Amendment was filed with the Secretary of State, effective as of April 8, 2025.

On August 19, 2025, the Company entered into an Omnibus Amendment Agreement (“August 2025 Amendment Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State (the “August 2025 Series F-1 Certificate of Amendment”), (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State (the “August 2025 Series F Certificate of Amendment”), and (iii) to amend the term of the Series F Warrants and Series F-1 Warrants such that such warrants have a term expiring on August 15, 2030. In addition, in consideration of the foregoing, the Required Holder is entitled to nominate one director to the board of directors, provided that such nomination shall be approved by the Company’s Nominating and Governance Committee, which approval shall not be unreasonably withheld.

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

On September 2, 2025, the Company entered into an Omnibus Amendment Agreement (the “September 2025 Omnibus Amendment”) with the Required Holders (as defined in each of (i) the Series F Certificate of Designations and (ii) the Series F-1 Certificate of Designations) pursuant to which, the Required Holders agreed to (i) amend and restate the Series F Certificate of Designations by filing a Second Amended and Restated Certificate of Designations of the Series F Preferred Stock (the “Second Amended and Restated Series F Certificate of Designations”) with the Secretary of State, and (ii) amend and restate the Series F-1 Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series F-1 Preferred Stock (the “Amended and Restated Series F-1 Certificate of Designations”) with the Secretary of State. Each of the Second Amended and Restated Series F Certificate of Designations and the Amended and Restated Series F-1 Certificate of Designations (i) extend the maturity date of each of Series F Convertible Preferred Stock and Series F-1 Convertible Preferred Stock to March 2, 2027, and (ii) remove the amortization payments and related terms and covenants.

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

The Series F Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $190.00 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

The Company performed an analysis of the change in fair value of the derivative liabilities pre and post the September 2, 2025 modification and determined the change in fair value to be immaterial. During the three months ended September 30, 2025 and 2024, the Company recorded gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2025 and 2024, the Company recorded gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Comprehensive Loss. The Series F Preferred Stock were fully converted during the three months ended September 30, 2025. The derivative liability is reclassified to equity upon final conversion. Since the derivative had a fair value of $0 at time of conversion and there was no impact to equity.

The following are the principal terms of the Series F Preferred Shares:

Dividends

The holders of the Series F Preferred Shares are entitled to dividends of 10.0% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), Series F Preferred Shares will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of Series F Preferred Shares are also entitled to receive a dividend make-whole payment. During the three months ended September 30, 2025 and 2024, the Company recorded dividends totaling $408,247 and $625,382, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2025 and 2024, the Company recorded dividends totaling $1,328,970 and $1,827,249, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

Series F-1 Preferred Stock

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) an aggregate of 5,050 shares of the Company’s newly-designated Series F-1 Preferred Stock, initially convertible into up to 27,813 shares of Common Stock at a conversion price of $181.60 per share (the “Series F-1 Conversion Shares”), (ii) short-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $181.60 per share, and (iii) long-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an exercise price of $181.60 per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placement occurred on May 23, 2024 (the “Series F-1 Closing Date”). The Series F-1 Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F-1 Conversion Price (subject to certain exceptions).

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations the Series F-1 Conversion Price was adjusted to $18.32 per share. In September 2025, in connection with the 2025 Reverse Stock Split, and pursuant to the stock combination event adjustment provisions contained in the Series F-1 Certificate of Designations, the Series F-1 Conversion Price was reduced to $3.3713 per share.

The Company initially was required to redeem the Series F-1 Preferred Stock in equal monthly installments, commencing on December 1, 2024. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the applicable Installment Redemption Amount (as defined in the Series F-1 Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F-1 Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) $0.364, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date in which the Series F-1 Stockholder Approval (as defined herein) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which amortization amounts are subject to certain adjustments as set forth in the Series F-1 Certificate of Designations (the “Series F-1 Floor Price”).

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

On August 19, 2025, the Company entered the August 2025 Amendment Agreement with the Required Holders (as defined in the Series F Certificate of Designations and Series F-1 Certificate of Designations), pursuant to which, the Required Holders agreed to amend (i) the Series F-1 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F-1 Certificate of Designations with the Secretary of State, (ii) the Series F Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series F Certificate of Designations with the Secretary of State, and (iii) to amend the term of the Series F Warrants and Series F-1 Warrants such that such warrants have a term expiring on August 15, 2030. In addition, in consideration of the foregoing, the Required Holder is entitled to nominate one director to the board of directors, provided that such nomination shall be approved by the Company’s Nominating and Governance Committee, which approval shall not be unreasonably withheld.

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

On September 2, 2025, the Company entered into the September 2025 Omnibus Amendment with the Required Holders (as defined in each of (i) the Series F Certificate of Designations and (ii) the Series F-1 Certificate of Designations) pursuant to which, the Required Holders agreed to (i) amend and restate the Series F Certificate of Designations by filing a Second Amended and Restated Certificate of Designations of the Series F Preferred Stock with the Secretary of State, and (ii) amend and restate the Series F-1 Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series F-1 Preferred Stock with the Secretary of State. Each of the Second Amended and Restated Series F Certificate of Designations and the Amended and Restated Series F-1 Certificate of Designations (i) extend the maturity date of each of Series F Convertible Preferred Stock and Series F-1 Convertible Preferred Stock to March 2, 2027, and (ii) remove the amortization payments and related terms and covenants.

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

The Company performed an analysis of the change in fair value of the derivative liabilities pre and post the September 2, 2025 modification and determined the change in fair value to be immaterial. During the three months ended September 30, 2025 and 2024, the Company recorded a gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2025 and 2024, the Company recorded a gain of $1,303,000 and a loss of $367,000, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Comprehensive Loss. The Series F-1 Preferred Stock were fully converted during the three months ended September 30, 2025. The derivative liability is reclassified to equity upon final conversion. Since the derivative had a fair value of $0 at time of conversion and there was no impact to equity.

The following are the principal terms of the Series F-1 Preferred Stock:

Dividends

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. During the three months ended September 30, 2025 and 2024, the Company recorded dividends totaling $212,339 and $54,813, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2025 and 2024, the Company recorded dividends totaling $407,807 and $54,813, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

Series G Preferred Stock

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement” and collectively with the Series F-1 Purchase Agreement, each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with certain accredited investors (the “Series G Investors” and collectively with the Series F-1 Investors, the “Investors”), with certain accredited investors (the “Series G Investors”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 49,288 shares of the Company’s Common Stock, at a conversion price of $181.60 per share (ii) short-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $181.60 per share, and (iii) long-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an exercise price of $181.60 per share (collectively, the “Series G Private Placement” and collectively with the Series F-1 Private Placement, each a “Private Placement” and collectively, the “Private Placements”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date” and collectively with the Series F-1 Closing Date, the “Closing Date”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions).

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company, (i) the Series G Conversion Price was equal to $18.32 per share due to the full ratchet anti-dilution provisions contained in the Series G Certificate of Designations. In August 2025, in connection with the 2025 Reverse Stock Split, and pursuant to the stock combination event adjustment provisions contained in the Series G Certificate of Designations, the Series G Conversion Price was reduced to $3.3713 per share.

At any time after the issuance date of the Series G Preferred Shares, the Company has the option to redeem in cash all or any portion of the shares of Series G Preferred Shares then outstanding at a premium upon notice by the Company to all holders of the Series G Preferred Shares.

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Stock (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the three months ended September 30, 2025 and 2024, the Company recorded dividends totaling $226,734 and $97,145, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2025 and 2024, the Company recorded dividends totaling $688,070 and $97,145, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

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

During the three months ended September 30, 2025, the Company issued 673 shares of Series G Preferred Stock with a stated value of $673,000 in lieu of dividends totaling $415,600 and a reduction of additional paid-in capital totaling $257,400. During the nine months ended September 30, 2025, the Company issued 1,866 shares of Series G Preferred Stock with a stated value of $1,866,000 in lieu of dividends totaling $1,236,124 and a reduction of additional paid-in capital totaling $629,876. During the three and nine months ended September 30, 2024, the Company did not issue Series G Preferred Stock in lieu of dividends.

Series H Preferred Stock

On September 2, 2024, the Company entered into a Securities Purchase Agreement (the “Series H Purchase Agreement”) with certain accredited investors (the “Series H Investors”) pursuant to which it agreed to sell to the Series H Investors (i) an aggregate of 7,000 shares of the Company’s newly-designated Series H Preferred Stock, initially convertible into up to 1,400,000 shares of Common Stock at an initial conversion price of $5.00 per share (the “Series H Conversion Shares”), and (ii) warrants to acquire up to an aggregate of 1,400,000 shares of Common Stock (the “Series H Warrants”) at an exercise price of $5.00 per share (collectively, the “Series H Private Placement”). The closing of the Series H Private Placement occurred on September 4, 2024 (the “Series H Closing Date”). The aggregate gross proceeds from the Private Placement were $7,000,000.

The Series H Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series H Conversion Price (subject to certain exceptions). In September 2025, in connection with the 2025 Reverse Stock Split and pursuant to the full ratchet anti-dilution provisions contained in the Series H Certificate of Designations, the Series H Conversion Price was reduced to $3.3713 per share.

The holders of the Series H Preferred Stock are entitled to dividends of 7% per annum, compounded monthly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”)), the Series H Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of the Series H Preferred Stock will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series H Preferred Stock is entitled to be calculated assuming a conversion price of $4.83 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series H Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series H Certificate of Designations. During the three months ended September 30, 2025 and 2024, the Company recorded dividends totaling $78,750 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2025 and 2024, the Company recorded dividends totaling $78,750 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Comprehensive Loss.

Notwithstanding the foregoing, the Company’s ability to settle conversions is subject to certain limitations set forth in the Series H Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq listing standards (the “September 2025 Stockholder Approval”). The Company has agreed to seek stockholder approval of these matters at a meeting to be held no later than November 16, 2025. Further, except with respect to Pharmacyte, the Series H Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series H Certificate of Designations or Series H Warrants.

The shares of Series H Preferred Stock were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options, 2) optional conversion features inclusive of make-whole interest and 3) an increase in the dividend rate related to the occurrence of a triggering event. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $1,837,000 fair value of the bifurcated embedded derivative at issuance using a discounted cash flow scenario model, with the following inputs: the fair value of our common stock of $3.61 on the issuance date, estimated equity volatility of 100.0%, the time to maturity of 1.49 years, the redemption premium of 106%, a market interest rate of 19.51%, a risk-free rate of 3.61%, and dividend rate of 7%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series H Preferred Stock. During the three months ended September 30, 2025, the Company recorded a total discount of $4,472,000 upon issuance of the Series H Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $1,837,000, stock issuance costs of $425,063, and amount allocated to the Series H Warrants of $2,209,937. As of September 30, 2025, it is probable that the Series H Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount using the effective interest method and $224,015 was recorded as a deemed dividend during the three and nine months ended September 30, 2025.

In connection with the Series H Private Placement, the Company and the Series H Investors entered into that certain Registration Rights Agreement, dated as of September 2, 2025 (the “Series H Registration Rights Agreement,” and, together with the Series H Purchase Agreement, the Series H Certificate of Designations, and the Series H Warrants, the “Transaction Documents”), pursuant to which, the Company agreed to, among other things, prepare and file with the SEC a registration statement (the “Series H Registration Statement”) covering the resale of all of the Registrable Securities (as defined in the Series H Registration Rights Agreement) prior to the applicable Filing Deadline (as defined in the Series H Registration Rights Agreement).

On September 30, 2025, the Company entered into an Omnibus Waiver and Amendment (the “September 2025 Amendment”) with the Required Holders (as defined in the Series H Certificate of Designations). Pursuant to the Amendment, the Required Holders agreed (A) to amend (i) the Series H Certificate of Designations, as described below, by filing a Certificate of Amendment (“September 2025 Certificate of Amendment”) to the Series H Certificate of Designations with the Secretary of State, (ii) the Series H Purchase Agreement to amend the definition of “Excluded Securities” such that the definition includes the issuance of Common Stock issued after the date of the Series H Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series H Purchase Agreement) which in the aggregate does not exceed more than 15.0% of the sum of (x) shares of Common Stock issued and outstanding as of the date of the Series H Purchase Agreement, and (y) the shares of Common Stock issuable upon conversion of certain of the Company’s outstanding shares of preferred stock (the “Excluded Securities Modification”), and (iii) the Series H Registration Rights Agreement such that the Series H Registration Statement is required to be filed with the SEC by the date that is 30 calendar days following the Series H Closing Date and (B) waive (i) any prohibitions or limitations under the Transaction Documents in connection with the issuance by the Company of certain warrants to purchase Common Stock to certain current and future consultants of the Company, (ii) any prohibitions or limitations under the Transaction Documents in connection with the registration of certain securities of the Company, and (iii) any failure by the Company to file the Series H Registration Statement by the Filing Deadline.

The September 2025 Certificate of Amendment amends the Series H Certificate of Designations to amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification. On October 3, 2025, the Company filed the September 2025 Certificate of Amendment with the Secretary of State, thereby amending the Series H Certificate of Designations. The September 2025 Certificate of Amendment became effective with the Secretary of State upon filing.

Series I Preferred Stock

On September 2, 2025, the Company entered into that certain Membership Interest Purchase Agreement (the “MIPA”), by and among the Company, LPU Holdings LLC (“LPU”) and the members of LPU (the “Sellers”), pursuant to which the Company agreed to acquire 100% of the membership interests (the “Membership Interests”) of LPU from the Sellers (the “Acquisition”). As consideration for the Membership Interests, the Company delivered to the Sellers that number of shares of Series I Preferred Stock that is convertible into a number of shares of Common Stock equal to 747,362, subject to certain conversion limitations as described in the Certificate of Designations for the Series I Convertible Preferred Stock (“Series I Certificate of Designations”), which was filed and became effective with the Secretary of State on September 3, 2025.

The shares of Series I Preferred Stock are convertible into shares of Common Stock at the election of the holder at any time at an initial conversion price of $0.01 (the “Series I Conversion Price”), provided that, until the receipt of requisite stockholder approval of the Company for the issuance of all Series I Conversion Shares in excess of 19.99% of the issued and outstanding shares of Common Stock of the Company (the “MIPA Stockholder Approval”), the Company may not issue a number of Series I Conversion Shares which, when aggregated with any shares of Common Stock issued on or after the closing date and prior to the applicable conversion date in connection with any conversion of shares of Series I Preferred Stock issued pursuant to the MIPA, would exceed 357,052 shares of Common Stock (subject to adjustment for forward and reverse stock splits, recapitalizations and the like). The MIPA Stockholder Approval was obtained on November 14, 2025, at a special meeting of stockholders of the Company. The Series I Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

The number of Series I Conversion Shares initially may not exceed 456,536 (the “Maximum Issuance”); provided, however, that (A) upon the issuance of Common Stock in connection with any conversions of the Series F Preferred Stock pursuant to the terms of Series F Certificate of Designations, the Series F-1 Preferred Stock pursuant to the terms of the Series F-1 Certificate of Designations, the shares of Series I Preferred Stock pursuant to the terms of the Series I Certificate of Designations (collectively, the Existing Preferred Stock”), and (B) upon the issuance of Common Stock in connection with any exercise, conversion or issuance of any securities exchanged for Existing Preferred Stock after the date of issuance of the Series I Preferred Stock (“Exchanged Securities”), the Maximum Issuance shall be increased to equal the sum of (i) the Maximum Issuance immediately prior to the date of such conversion plus (ii) 0.1999 shares of Common Stock for each share of Common Stock issued upon conversion, exercise or issuance of the applicable Existing Preferred Stock or Exchanged Securities.

Holders of Series I Preferred Stock are entitled to receive, and the Company shall pay, dividends as and when paid to the holders of Common Stock of the Company on an as-converted basis, ignoring for such purposes any limitations on conversion hereunder. Subject to applicable beneficial ownership limitations, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of a meeting), each holder of Series I Preferred Stock, in its capacity as such, shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the Series I Preferred Stock beneficially owned by such holder are convertible as of the record date for determining stockholders entitled to vote on or consent to such matter (taking into account all Series I Preferred Stock beneficially owned by such holder).

The Series I Preferred Stock was determined to be more akin to an equity-like host than a debt-like host. There were no embedded derivative features identified requiring bifurcation. The Series I Preferred Stock is classified in mezzanine equity pursuant to ASC 480-10-S99 as it may be settled for cash upon an event outside of the Company’s control.

The Series I Preferred Stock was issued as consideration in connection with an asset acquisition (see Note 9) and was thus recognized at its issuance date fair value of $2,697,977. The Series I Preferred Stock was not considered to be probable of becoming redeemable at issuance or as of September 30, 2025, and thus its carrying value will not be adjusted.

Common Stock

The holders of Common Stock are entitled to one vote per share at meetings of stockholders of the Company.

As of September 30, 2025, the Company had 2,977,672 shares of Common Stock issued and outstanding.

During the three and nine months ended September 30, 2025, the Company issued 1,321,156 and 1,328,534 shares of Common Stock, respectively, in connection with Installment Conversions (as defined in the Series F Certificate of Designation) in connection with the Series F Preferred Shares. During the three and nine months ended September 30, 2025, the Company issued 0 shares of Common Stock for make-whole adjustments for the Series F Preferred Shares. During the three and nine months ended September 30, 2025, the Company issued 399,945 and 629,644 shares of Common Stock, respectively, in connection with Installment Conversions of the Series F-1 Preferred Stock. During the three and nine months ended September 30, 2025, the Company issued 0 shares of Common Stock for make-whole adjustments for the Series F-1 Preferred Stock. During the three and nine months ended September 30, 2025, the Company issued and 161,959 and 205,097 shares of Common Stock, respectively, for conversions of Series G Preferred Stock.

Common Stock Warrants

The table below summarizes the warrant activity for the nine months ended September 30, 2025:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2024	332,998	$220.05	2.81	$-
Issued	2,297,345	3.3713	9.93	-
Warrant Modification
Warrants issued February 23, 2023 and May 23, 2024	(330,785)	130.00	2.45	-
Warrant modification September 24, 2025	12,754,739	3.3713	3.64	-
Exercised	(800,000)	3.3713	1.48	622,960
Forfeited	-	-	-	-
Canceled/Expired	(52)	36,970.67	-	-
Balance at September 30, 2025	14,254,245	5.36	4.76	$-
Exercisable as of September 30, 2025	11,956,900	5.74	3.77	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.15 for the Company’s Common Stock on September 30, 2025 and the closing stock price of $115.00 for the Company’s Common Stock on December 31, 2024. All warrants were vested on date of grant.

On April 17, 2025, in connection with the issuance of Stock Options, (i) the Series F Conversion Price, Series F-1 Conversion Price and Series G Conversion Price was adjusted to $18.32 per share pursuant to the full ratchet anti-dilution provisions contained in the applicable Certificate of Designations and, (ii) the Series F Exercise Price, the Series F-1 Conversion Price and Series G Exercise Price was adjusted to $18.32 per share and the number of shares of Common Stock issuable upon exercise of such warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the applicable warrants.

24

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 66,523 shares of Common Stock, with an initial exercise price of $225.50 per share, which, as of September 30, 2025, was adjusted to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 4,449,325 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (the “Series F Exercise Price”), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately.

Following the 2024 Reverse Stock Split, the exercise price of the Series F Warrants was reduced to $318.00 per share pursuant to the stock combination event adjustment provisions contained in the Series F Warrants and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately. In May 2024, in connection with the Private Placements, the exercise price of the Series F Warrants was reduced to $181.60 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants, the exercise price of the Series F Warrants was reduced to $18.32 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately. In September 2025, in connection with the 2025 Reverse Stock Split and pursuant to the stock combination event adjustment provisions contained in the Series F Warrants, the exercise price of the Series F Warrants was reduced to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately.

The Series F Warrants were initially accounted for as liabilities based on the following analysis:

The Series F Warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at the Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Series F Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants. The fair value of the Series F Warrants of $10,623,000 was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; term of 5.0 years; equity volatility of 125.0%; and a risk-free interest rate of 4.09%.

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

During the three months ended September 30, 2025 and 2024, holders of Series F Warrants exercised 225,000 and 0 warrants for 225,000 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $758,543 and 0- for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, holders of Series F Warrants exercised 225,000 and 0 warrants for 225,000 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $758,543 and 0 for the nine months ended September 30, 2025 and 2024, respectively.

Series F-1 Warrants

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 27,813 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 27,813 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment), for a period of eighteen months from the date of issuance. The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately.

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants, the exercise price of the Series F-1 Warrants was reduced to $18.32 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was adjusted proportionately. In September 2025, in connection with the 2025 Reverse Stock Split and pursuant to the stock combination event adjustment provisions contained in the Series F-1 Warrants, the exercise price of the Series F-1 Warrants was reduced to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was adjusted proportionately.

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

The Series F-1 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F-1 Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $190.00 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

During the three months ended September 30, 2025 and 2024, holders of Series F-1 Short-Term Warrants exercised 400,000 and 0 warrants for 400,000 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $1,348,520 and 0- for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, holders of Series F-1 Short-Term Warrants exercised 400,000 and 0 warrants for 400,000 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $1,348,520 and 0 for the nine months ended September 30, 2025 and 2024, respectively.

Series G Warrants

Pursuant to the Series G Private Placement, the Company issued to investors (i) the Series G Long-Term Warrants to purchase 49,288 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series G Short-Term Warrants to purchase 49,288 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment), for a period of eighteen months from the date of issuance.

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

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants, the exercise price of the Series G Warrants was reduced to $18.32 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionately. In September 2025, in connection with the 2025 Reverse Stock Split and pursuant to the stock combination event adjustment provisions contained in the Series G Warrants, the exercise price of the Series G Warrants was reduced to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionately.

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

The Series G Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series G Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Comprehensive Loss. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $190.00 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

During the three months ended September 30, 2025 and 2024, holders of Series G Short-Term Warrants exercised 175,000 and 0 warrants for 175,000 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $589,978 and 0- for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, holders of Series G Short-Term Warrants exercised 175,000 and 0 warrants for 175,000 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $589,978 and 0 for the nine months ended September 30, 2025 and 2024, respectively.

Series H Warrants

Pursuant to the Series H Private Placement, the Company issued investors the Series H Warrants to purchase 1,400,000 shares of Common Stock, with an initial exercise price of $5.00 per share (subject to adjustment), for a period of five years from the date of the September 2025 Stockholder Approval. The exercise price of the Series H Warrants and the number of shares issuable upon exercise of the Series H Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series H Warrants will be increased proportionately. In September 2025, in connection with the 2025 Reverse Stock Split and pursuant to the full ratchet anti-dilution provisions contained in the Series H Warrants, the exercise price of the Series H Warrants was reduced to $3.3717 per share and the number of shares of Common Stock issuable upon exercise of the Series H Warrants was adjusted proportionately.

Note 6 – Commitments and Contingencies

Consulting Agreement with James Altucher and Z-List Media

On October 1, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (collectively, the “Consultants”), pursuant to which, the Consultants agreed to provide certain consulting services to the Company, including fund raising, crypto portfolio management, investor relations, strategic planning, deal flow analysis, introductions to further its business goals, advice related to sector growth initiatives and any other consulting or advisory services which the Company reasonably requests that the Consultants provide to the Company. The Altucher Consulting Agreement has a term of two years unless earlier terminated pursuant to the terms of the Altucher Consulting Agreement or upon the mutual written consent of the Company and the Consultants in accordance with the terms of the Altucher Consulting Agreement.

Pursuant to the Altucher Consulting Agreement, the Company agreed to issue to Z-List Media, Inc. warrants to purchase up to an aggregate of 400,000 shares of Common Stock, consisting of: (i) a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $5.00 per share (the “First Tranche Warrant”), which were issued on the date of the Altucher Consulting Agreement (such date, the “Effective Date”), (ii) a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $5.00 per share, which will be issued three months from the Effective Date (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $7.50 per share (the “Third Tranche Warrant”), which will be issued nine months from the Effective Date, and (iv) a warrant to purchase up to 100,000 shares of Common Stock at exercise price of $10.00 per share (the “Fourth Tranche Warrant” and together the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”), which will be issued twelve months from the Effective Date, in each case, with each Consultant Warrant subject to exercisability, forfeiture and such other terms as set forth therein.

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

On May 27, 2022, the Court granted-in-part and denied-in-part the Company’s Motion to Dismiss Plaintiff’s Complaint. The Court reaffirmed the ruling in the First Raymond Akers Action that any tort-based Pierce claims are time-barred. However, the Court denied the Motion as it pertained to Plaintiff’s contract-based Pierce claim and “Repayment of Monies Owed” claim. On July 29, 2022, the Company filed its Answer, which included affirmative defenses. As of September 30, 2025, the Second Raymond Akers Action is in the discovery phase.

All legal fees incurred were expensed as and when incurred. While no assurance can be provided, the Company does not believe that the current litigation will have a material impact on its financial condition or results of operations.

Note 7 – Related Parties

SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) is obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr., a former significant stockholder. No revenue has been received subject to these agreements for the three and nine months ended September 30, 2025 and 2024.

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

Series G Preferred Stock Issuance

On May 20, 2024, the Company entered into the Series G Purchase Agreement with the Series G Investors, including PharmaCyte Biotech, Inc. (“Pharmacyte”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 Series G Preferred Stock, initially convertible into up to 4,928,416 shares of the Company’s Common Stock, at a conversion price of $1.816 per share (ii) Series G Short-Term Warrants to acquire up to an aggregate of 4,928,416 shares of Common Stock at an exercise price of $1.816 per share, and (iii) Series G Long-Term Warrants acquire up to an aggregate of 4,928,416 shares of Common Stock at an exercise price of $1.816 per share, for aggregate gross proceeds equaling approximately $8.9 million. The interim Chief Executive Officer, President and Director of PharmaCyte, Joshua Silverman, serves as the Company’s Executive Chairman.

Series H Preferred Stock Issuance

On September 2, 2025, the Company entered into the Series H Purchase Agreement with the Series H Investors, including PharmaCyte Biotech, Inc., pursuant to which it agreed to sell to the Series H Investors (i) an aggregate of 7,000 Series H Preferred Stock, initially convertible into up to 1,400,000 shares of the Company’s Common Stock, at a conversion price of $5.00 per share and (ii) Series H Warrants to acquire up to an aggregate of 1,400,000 shares of Common Stock at an exercise price of $5.00 per share, for aggregate gross proceeds equaling approximately $7 million. The interim Chief Executive Officer, President and Director of PharmaCyte, Joshua Silverman, serves as the Company’s Executive Chairman.

Note 8 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2025 of $2,283 and $6,513, respectively.

The Company made matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2024 of $9,186 and $19,859, respectively.

Note 9—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to this agreement for the three and nine months ended September 30, 2025 and 2024.

On September 2, 2025, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) whereas, the Company agreed to acquire 100% of the membership interests of LPU Holdings LLC from the Sellers, and entered into certain other related agreements, including (i) a Support Agreement, (ii) a Registration Rights Agreement, and (iii) a License Agreement, by and between LPU and LightSolver Ltd. (the “License Agreement”, and, collectively, with the MIPA, the “Acquisition”). The Acquisition closed on September 4, 2025 (the “Acquisition Closing Date”).

The Acquisition was accounted for as an asset acquisition pursuant to ASC 805-50 as all of the fair value was concentrated in a single intangible asset, the Exclusive License.

As consideration for the Membership Interests, the Company delivered to the Sellers 747,362 shares of Series I Convertible Preferred Stock, subject to certain conversion limitations as set forth in the Certificate of Designations of the Series I Convertible Preferred Stock (see Note 5).

The Acquisition price consisted of total upfront consideration comprised of $1.75 million in cash and 747,362 shares of the Company’s Series I Preferred Stock with a fair value of $2.70 million. In addition, the Company incurred approximately $0.26 million of acquisition costs, which are capitalized in an asset acquisition and included in the total consideration transferred.

Additionally, after the closing of the Acquisition, the Company is required to pay additional contingent consideration under both the MIPA and the License Agreement (the “Contingent Consideration”) upon the achievement of various specified milestones, including completion of an offering of the Company’s Common Stock or Common Stock equivalents (“Equity Offering”), which Contingent Consideration including certain specified cash payments, cash payments calculated based on any Equity Offering proceeds, shares of Common Stock that would result in the Sellers collectively beneficially owning specified percentage of the Company and warrants to purchase Common Stock. The Contingent Consideration was determined to be comprised of liabilities which meet the definition of a derivative under ASC 815, and was thus required to be recognized at its fair value at closing, with such fair value included as a component of the cost of the asset acquisition. The liability will then be remeasured each reporting period with changes in fair value recognized in earnings. As of the Acquisition Closing Date, the Company estimated the fair value of $9,380,000 using a probability-weighted discounted cash flow approach.

The following table presents the total purchase consideration and the allocation of the purchase consideration for the Acquisition as of September 2, 2025:

Acquisition Consideration (cash)	$1,750,000
Fair value of Series I Preferred Stock (747,362 shares)	2,697,977
Transaction Costs	259,022
Total Preliminary Consideration Transferred	4,706,999

Contingent Consideration	9,380,000

Purchase Price	$14,086,999

The total purchase price was allocated in its entirety to the exclusive license under the License Agreement. The agreement has no specified term and will only be terminated upon mutual agreement between the Company and Lightsolver, material breach of contract by either party, insolvency of either party, certain other failures to perform under the terms of the agreement, or at the Company’s convenience. As of the Acquisition date, the Company believes that the probability of termination under any of the above conditions is remote; the Company intends to hold the Exclusive License into perpetuity thus does not foresee a limit on the asset’s useful life as of the Acquisition Date. Management thus concludes that the Exclusive License is an indefinite-lived asset and will perform an annual assessment for impairment and will reassess whether events and circumstances indicate that the life of the asset is no longer indefinite each reporting period.

Note 10—Subsequent Events

On October 3, 2025, the Company filed the September 2025 Certificate of Amendment with the Secretary of State, thereby amending the Series H Certificate of Designations. The September 2025 Certificate of Amendment became effective with the Secretary of State upon filing. The September 2025 Certificate of Amendment amends the Series H Certificate of Designations to amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification. (see Note 5 – Equity - Series H Preferred Stock for more details).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on April 11, 2025. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to Q/C Technologies, Inc.

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the Company’s expectations regarding its transition to an energy-efficient blockchain and cryptocurrency infrastructure through quantum-class laser-based computing focused business and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For a more detailed discussion of other factors that may affect our business and that could cause our actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K as filed with the SEC on April 11, 2025. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

Overview

QCLS has historically been engaged in the development and commercialization of two therapeutic platforms based on well-defined targets: Isomyosamine and Supera-CBD. Recently, the Company has shifted its business strategy to focus on energy-efficient blockchain and cryptocurrency infrastructure through quantum-class laser-based computing. The Company’s core strategy leverages an exclusive global licensing agreement with LightSolver Ltd. (“LightSolver”) to deploy innovative laser processing units (“LPUs”), specifically the Company-branded qc-LPU100™ (“qc-LPU100”), which harnesses the natural properties of light with the goal of achieving high computational speed and energy efficiency. The qc-LPU100 is intended to address complex combinatorial and physical problems, such as partial differential equations, and is targeted for applications in cryptocurrency, decentralized physical infrastructure tokens (“DePin Tokens”), and artificial intelligence-driven high-performance computing that relies on decentralized networks. The Company seeks to position itself as a first-mover in bridging laser-based computing with cryptocurrency infrastructure, addressing industry challenges including high energy consumption, scalability limitations, and reliance on traditional graphics processing units (“GPUs”). LPUs are designed to operate at room temperature in standard rack-unit sizes and are intended to outperform GPUs and quantum processing units (“QPUs”) in speed, efficiency, and sustainability, while enhancing blockchain security.

The Company is evaluating the potential divestiture of Isomyosamine and Supera-CBD to fund its new strategic focus, with the objective of creating long-term stockholder value.

Business Strategy

Since September 2025, the Company has undertaken several initiatives to implement its strategic shift, including closing a $7.0 million private placement of Series H Preferred Stock, changing its corporate name and ticker symbol to QCLS to align branding with laser-based computing, appointing a senior quantum advisor, and initiating prototype development and validation of the qc-LPU100. These actions have redirected the Company’s resources from pharmaceutical research and development to technology adaptation. The Company continues to evaluate Isomyosamine and Supera-CBD for potential divestiture to maximize value. However, there can be no assurances that these efforts will be successful or that the Company will achieve the anticipated benefits from its strategic shift.

Over the next twelve months, the Company anticipates finalizing qc-LPU100 prototypes, conducting internal performance benchmarking for DePin Token and artificial intelligence high-performance computing applications, securing patents or extensions on intellectual property licensed under the agreement with LightSolver, leveraging the senior quantum advisor’s expertise for prototype optimization, and initiating pilot testing with select AI and DePin Token users. The Company also expects to explore strategic partnerships for proof-of-concept deployments and may raise additional financing through registered or private offerings. By the second half of 2026, the Company anticipates launching beta units to early adopters, obtaining regulatory certifications for hardware deployment, divesting non-core pharmaceutical programs to bolster cash reserves, and targeting initial revenue from sales and leasing of LPUs. By the end of 2026, the Company expects to deploy initial commercial clusters, expand marketing efforts to global cryptocurrency infrastructure participants, and monitor progress toward broader scale by the end of 2027.

Revenue Strategy

The Company plans to generate revenue primarily through direct sales, leasing, and licensing of qc-LPU100 units to AI and DePin Token users and cryptocurrency infrastructure participants. Potential revenue streams may include hardware sales, subscription-based access to LPU clusters, and royalties from integrated blockchain solutions. The Company anticipates that energy efficiency and performance improvements may provide cost savings to clients, which could drive adoption. Challenges to achieving revenue targets include securing additional capital amid cryptocurrency market volatility, technology validation risks, and potential non-compliance with Nasdaq listing requirements.

Market Opportunity

The Company’s focus on energy-efficient laser-based computing for cryptocurrency infrastructure intersects the broader blockchain and photonic integrated circuits (“PICs”) and silicon photonics markets. Growth in these markets is driven by the industry’s transition toward hybrid blockchain models and AI-blockchain convergence. The Company intends to target a meaningful market share for its LPUs, but there can be no assurances that it will achieve any specific market penetration.

Regulatory Considerations

The Company faces multi-layered hurdles at the intersection of crypto, hardware, and emerging quantum technology. The Company’s hardware may also be subject to export controls under the International Traffic in Arms Regulations (ITAR) and Export Administration Regulations (EAR), as well as FCC and UL certifications for energy-efficient devices. Additional regulatory risks include evolving SEC and Commodity Futures Trading Commission (CFTC) guidance on DePin Tokens and cryptocurrency energy usage, and compliance with the European Union’s Markets in Crypto-Assets Regulation (MiCA). Post-quantum cryptography standards, cybersecurity risks, and potential intellectual property enforcement challenges under the LightSolver license agreement may also impact operations. There can be no assurances that the Company will remain in compliance with applicable laws and regulations or that regulatory developments will not adversely affect its business.

Recent Events

Authorized Share Increase

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

Name Change

On September 22, 2025, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to change the name of the Company from “TNF Pharmaceuticals, Inc.” to “Q/C Technologies, Inc.,” effective as of September 25, 2025. In addition, effective before the open of market trading on September 25, 2025, the Company’s Common Stock ceased trading under the ticker symbol “TNFA” and began trading on the Nasdaq Stock Market under the ticker symbol “QCLS”.

Reverse Stock Split

On August 29, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effect a 1-for-100 reverse stock split of the shares of the Company’s Common Stock, either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (New York time) on August 29, 2025 (the “2025 Reverse Stock Split”) and began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market on September 2, 2025. All share amounts have been retroactively adjusted for the 2025 Reverse Stock Split.

MIPA

On September 2, 2025, the Company entered into that certain Membership Interest Purchase Agreement (the “MIPA”), by and among the Company, LPU Holdings LLC (“LPU”) and the members of LPU identified on the signature pages attached thereto (the “Sellers”) pursuant to which the Company agreed to acquire 100% of the membership interests (the “Membership Interests”) of LPU from the Sellers (the “Acquisition”).

As consideration for the Membership Interests, the Company delivered to the Sellers 747,362, shares of Series I Convertible Preferred Stock, par value $0.001 per share (“Series I Preferred Stock”) of the Company that is convertible into a number of shares of Common Stock equal to 747,362, subject to certain conversion limitations as described in the Certificate of Designations for the Series I Convertible Preferred Stock (“Series I Certificate of Designations”). The terms of the shares of Series I Preferred Stock are as set forth in the Series I Certificate of Designations, which was filed and became effective with the Secretary of State of the State of Delaware on September 3, 2025.

Following the closing of the Acquisition, the Sellers are entitled to additional contingent consideration (the “Contingent Consideration”) upon the achievement of various specified milestones, including completion of an offering of the Company’s Common Stock or Common Stock equivalents (“Equity Offering”), which Contingent Consideration including certain specified cash payments, cash payments calculated based on any Equity Offering proceeds, shares of Common Stock that would result in the Sellers collectively beneficially owning specified percentage of the Company and warrants to purchase Common Stock (collectively, “Milestone Securities”).

Notwithstanding the foregoing, the Company’s ability to issue the Milestone Securities and settle conversions pursuant to the Series I Certificate of Designations or the Common Stock underlying the Milestone Securities are subject to certain limitations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance in accordance with Nasdaq listing standards (the “MIPA Stockholder Approval”). The Company agreed to seek stockholder approval at a meeting to be held no later than 60 days following the closing of the Acquisition. The MIPA Stockholder Approval was obtained on November 14, 2025, at a special meeting of stockholders of the Company.

In connection with the transaction contemplated by the MIPA, the Company entered into that certain advisory agreement (the “Advisory Agreement”), dated as of August 31, 2025, between the Company and Palladium Capital Group, LLC (“Palladium”), pursuant to which, the Company engaged Palladium to act as a non-exclusive financial advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company agreed to (i) pay Palladium a monthly retainer of $15,000 and (ii) issue to Palladium 15,433 shares of Common Stock of the Company, of which shares shall be duly and validly issued following the date of the receipt of the MIPA Stockholder Approval. The Company also agreed to include such Advisory Shares in any resale registration statement filed by the Company.

License Agreement

Prior to entering into the MIPA, on September 2, 2025, LPU and LightSolver entered into a license agreement (as may be subsequently amended, supplemented, amended and restated or otherwise modified, the “License Agreement”). Pursuant to the License Agreement, Lightsolver granted LPU, amongst other things, an exclusive license to use and commercialize its proprietary laser processing hardware units (LPUs) specifically configured for cryptocurrency mining applications (the “Machines”) and its proprietary intangible technology necessary or useful to utilize the Machines (the “Technology”) solely for cryptocurrency mining applications.

In addition, pursuant to the License Agreement, Lightsolver agreed to perform certain development work to develop, customize, configure, and enhance its proprietary Machines and Technology for cryptocurrency mining applications, for which LPU will pay Lightsolver, upon the achievement of certain associated developmental milestones by Lightsolver, a total of up to $8,500,000 in non-recurring engineering fees. In addition to such non-recurring engineering fees, no later than one (1) business day after the effective date of the License Agreement, LPU agreed to make a one-time cash payment to Lightsolver equal to the greater of (i) 25% of the aggregate proceeds received by the Company from the Private Placement and (ii) $1,500,000. Furthermore, promptly upon the occurrence of any of the Milestone Events, LPU agreed to deliver, or cause to be delivered, to Lightsolver the consideration described above.

Going Concern

As of September 30, 2025, the Company’s cash on hand was $6.9 million and marketable securities were $3.1 million. The Company has incurred a net loss from operations of $5.7 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had working capital of $4.6 million and stockholders’ equity of $14.3 million including an accumulated deficit of $137.6 million. During the nine months ended September 30, 2025, cash flows used in operating activities were $5.9 million consisting primarily of a net loss of $5.7 million, Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of September 30, 2025 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Financial Operations Overview

We will not generate meaningful revenue from product sales unless and until we successfully complete development, certification, pilot deployment, and commercialization of our laser-based computing products, including our qc-LPU100. Our ability to generate revenue from our new strategic focus depends on our capacity to finalize LPU prototypes, validate performance for blockchain, DePin Token, and artificial intelligence high-performance computing applications, secure applicable regulatory and hardware certifications, and achieve commercial adoption by early users. The development and commercialization of new photonic hardware systems require substantial time, engineering resources, and capital, and any delay or failure in these efforts would materially adversely affect our business.

Although our primary resources are now directed toward laser-based computing, we continue to own our historical Isomyosamine and Supera-CBD therapeutic platforms. We are evaluating strategic alternatives for these programs, including potential divestiture, partnering or licensing transactions intended to maximize their residual value.

As a result of anticipated expenditures in both our new laser-based computing operations and our efforts to preserve and monetize our legacy pharmaceutical assets, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. If we are unable to raise additional capital on acceptable terms or at all, we may be required to delay or reduce planned development activities, defer commercialization milestones, or modify our strategic objectives.

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products or services in the near future.

Operating Expenses

Our operating expenses are broken into several components, including research and development and general and administrative costs.

We expect operating expenses to increase as we advance development activities for our qc-LPU100.

Research and Development

Our research and development expenses for the nine months ended September 30, 2025, primarily consist of costs associated with the development of Isomyosamine and Supera-CBD. These costs include, but are not limited to:

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

Results of Operations

Summary of Statements of Consolidated Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarized the results of consolidated operations for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
Description	2025	2024
Operating Expenses
General and Administrative	$967,833	$1,104,130
Research and Development	356,352	707,747
Stock-Based Compensation	-	13,762
Franchise Tax Expenses	200,050	-
Warrant Issuance Expenses	264,417	-
Total Operating Expenses	1,788,652	1,825,639
Loss from Operations	(1,788,652)	(1,825,639)
Other Income (Expense), net	(1,022,736)	(103,752)
Net Loss	$(2,811,388)	$(1,929,391)

Revenue

We had no revenue from operations during the three months ended September 30, 2025 and 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
Description	2025	2024
Personnel Costs	$100,977	$151,585
Professional Service Costs	450,766	332,241
Stock Market & Investor Relations Costs	138,080	272,478
Other Administrative Costs	278,010	347,826
Total General and Administrative Expenses	$967,833	$1,104,130

Personnel costs decreased $50,608 during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company had three employees, during the three months ended September 30, 2025, there are two employees.

Professional services costs increased $118,525 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The increase is primarily related to a increases in fees for recruiting services, legal fees, and general business consulting services.

Stock market and investor relations costs decreased $134,398 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual stockholder meetings. The decrease is primarily due to the costs associated with the special stockholder meeting held in July 2024 and a corporate branding project performed in August 2024.

Other administrative expenses decreased $469,816 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. These costs include board of director expenses, business insurance, corporate travel and other general operating expenses. We incurred decreases in costs associated with board of director fees, business insurance, and the majority of the other expenses in this category.

Stock-Based Compensation

Stock-based compensation decreased $16,935 during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. All of the stock options issued on June 7, 2023 fully vested during June 2025. The was no stock-based compensation issued during the three months ended September 30, 2025.

Francise Tax Expenses

Franchise taxes for the state of Delaware totaled $200,050 and $0 for the three months ended September 30, 2025 and 2024, respectively

Warrant Issuance Expenses

Warrant issuance expenses associated with the issuance of the Series H Convertible Preferred Stock, par value $0.001 per share, and associated warrants totaled $264,417 and $0 for the three months ended September 30, 2025 and 2024, respectively. These costs included placement agent, legal and accounting fees.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
Description	2025	2024
Salaries and Wages	$60,000	$81,096
Development Programs	285,019	534,953
Professional Services	5,918	81,551
Other Research and Development Expenses	5,415	10,147
Total Research and Development Expenses	$356,352	$707,747

Salaries and wages decreased $21,096 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company recorded payroll and severance expenses for one employee. During the three months ended September 30, 2025, the Company one staff member.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $249,934 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease is related to the suspension of the Company’s Phase 2b study of Isomyosamine.

Professional services costs decreased $75,633 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Other research and development expenses decreased $4,732 during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The decrease during the three months ended September 30, 2025 is primarily related to decreased expenses for international shipping.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
Description	2025	2024
Interest and Dividend Income	$(35,955)	$(163,951)
(Gain)/Loss on Sale of Marketable Securities	-	(551)
Gain on changes in fair value of Marketable Securities	(309)	(4,746)
Gain on changes in fair value of Derivative Liabilities	1,059,000	356,000
(Gain)/Loss on changes in fair value of Warrant Liabilities	-	17,000
Casualty (Gain)/Loss	-	(100,000)
Total Other (Income)/Expense	$1,022,736	$103,752

Other expenses, net of income totaled $1,022,736 for the three months ended September 30, 2025, and other expenses, net of income, totaled $103,752 for the three months ended September 30, 2024.

During the three months ended September 30, 2025 interest and dividend income decreased $127,996 primarily related to the availability of cash for investment.

During the three months ended September 30, 2025, we recorded a loss of $1,059,000 related to the change in fair value of the Series H Derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. We estimated the $2,896,000 fair value of the bifurcated embedded derivative at September 30, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.62 on the valuation date, estimated equity volatility of 100.0%, estimated traded volume volatility of 275.0%, the time to maturity of 1 year, a discounted market interest rate of 4.18%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 5.2%.

During the three months ended September 30, 2024, we received an insurance settlement of $100,000 for the casualty loss that occurred in July 2023.

Summary of Statements of Consolidated Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarized the results of consolidated operations for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
Description	2025	2024
Operating Expenses
General and Administrative	$2,703,815	$3,149,041
Research and Development	2,775,337	2,307,789
Stock-Based Compensation	189,489	973,927
Franchise Tax Expense	200,050	40,548
Warrant Issuance Expenses	264,417	1,508,602
Total Operating Expenses	6,133,109	7,979,907
Loss from Operations	(6,133,109)	(7,979,907)
Other Income (Expense), net	400,783	(13,315,173)
Net Loss	$(5,732,326)	$(21,295,080)

Revenue

We had no revenue from operations during the nine months ended September 30, 2025 and 2024.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
Description	2025	2024
Personnel Costs	$322,087	$548,853
Professional Service Costs	972,933	1,055,228
Stock Market & Investor Relations Costs	544,102	459,854
Other Administrative Costs	864,693	1,088,279
Total General and Administrative Expense	$2,703,815	$3,149,041

Personnel costs decreased $226,766 during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. During August 2024, an executive employee’s salary was reduced as part of the Company’s cost reduction plan.

Professional services costs decreased $82,295 during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The decrease is primarily related to a decrease in legal fees.

Stock market and investor relations costs increased $84,248 during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual shareholder meetings. The decrease is primarily due to the costs associated with the special stockholder meeting held in July 2024 and a corporate branding project performed in August 2024.

Other administrative expenses decreased $264,134 during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These costs include board of director expenses, business insurance, corporate travel and other general operating expenses. We incurred decreases in costs associated with board of director fees, business insurance, and the majority of the other expenses in this category.

Stock-Based Compensation

Stock-based compensation decreased $781,264 during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2024, two tranches of the June 7, 2023 stock options were being amortized, during the nine months ended September 30, 2025 only the expenses for the final tranche of the June 7, 2023 stock options were recognized. Additionally, there were several forfeitures of unvested stock options related to separated employees between the two reporting periods.

Francise Tax Expenses

Franchise taxes for the state of Delaware totaled $200,050 and $40,548 for the nine months ended September 30, 2025 and 2024, respectively.

Warrant Issuance Expenses

During the nine months ended September 30, 2025, warrant issuance expenses associated with the issuance of the Series H Preferred Stock and associated warrants totaled $264,417. During the nine months ended September 30, 2024, warrant issuance expenses associated with the issuance of the Series F-1 Preferred Stock and the Series G Preferred Stock and associated warrants totaled $1,508,602. These costs included placement agent, legal, and accounting fees.

Research and Development Expenses

The table below summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
Description	2025	2024
Salaries and Wages	$183,362	$634,315
Development Programs	2,326,514	1,489,040
Professional Services	234,927	160,957
Regulatory Expenses	-	390
Other Research and Development Expenses	30,534	23,087
Total Research and Development Expenses	$2,775,337	$2,307,789

Salaries and wages decreased $450,953 during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recorded payroll and severance expenses for three employees. During the nine months ended September 30, 2025, the Company one staff member.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs increased $837,474 during nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase is related to the production of drug products, consulting fees and other costs associated with the Phase 2B study.

Professional services costs increased $73,970 during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property. The increase was associated with consulting fees which were partially offset by a reduction in costs for legal and patent maintenance.

Regulatory expenses decreased $390 during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These costs are associated with the development and management of the protocols used in various studies.

Other research and development expenses increased $7,447 during the nine months September 30, 2025, compared to the nine months ended September 30, 2024. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The increase during the nine months ended September 30, 2025 is primarily related to increased expenses for international shipping.

Other Income and Expense

The table below summarizes our other income and expenses for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
Description	2025	2024
Interest and Dividend Income	$(158,042	$(203,405)
Gain on Sale of Marketable Securities	(2,176)	(651)
(Gain)/Loss on changes in fair value of Marketable Securities	1,435	(3,771)
(Gain)/Loss on changes in fair value of Derivative Liabilities	(244,000)	367,000
Gain on changes in fair value of Warrant Liabilities	-	4,410,000
Loss on issuance of preferred stock	-	8,846,000
Casualty (Gain)/Loss	-	(100,000)
Total Other (Income)/Expense	$(400,783)	$13,315,173

Other income, net of expenses, totaled $400,783 for the nine months ended September 30, 2025, and other expense, net of income, totaled $13,315,173 for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025 interest and dividend income decreased $47,363 compared to the nine months ended September 30, 2024 primarily related to the availability of cash for investment.

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

During the nine months ended September 30, 2025, we recorded a gain of $244,000 related to the change in fair value of the derivative liabilities as follows:

●	For the Series F-1 Derivative (as defined herein), we recorded a gain of $1,303,000 We estimated the $0 fair value of the bifurcated embedded derivative at September 30, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $0.12 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 345.0%, the time to maturity of 0.5 year, a discounted market interest rate of 4.28%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 4.4%.

●

For the Series H Derivative (as defined herein), we recorded a loss of $1,059,000. We estimated the $2,896,000 fair value of the bifurcated embedded derivative at September 30, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.62 on the valuation date, estimated equity volatility of 100 .0%, estimated traded volume volatility of 275.0%, the time to maturity of 1 year, a discounted market interest rate of 4.18%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 5.2%.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company’s cash on hand was $6,904,185 and marketable securities were $3,091,772. The Company has incurred a net loss attributable to stockholders of $8,424,093 for the nine months ended September 30, 2025. As of September 30, 2025, the Company had working capital of $4,612,746 and stockholders’ equity of $14,320,390, including an accumulated deficit of $137,562,379. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and preferred stock in public and private placements.

Operating Activities

During the nine months ended September 30, 2025, cash flows used in operating activities were $5,865,877, consisting primarily of a net loss of $5,732,326 and a gain on the fair value of derivatives of $244,000, and a decrease in prepaid expenses of $256,561 offset by an increase in trade and other payables of $178,262 and share based compensation of $189,490.

During the nine months ended September 30, 2024, cash flows used in operating activities were $6,855,523, consisting primarily of a net loss of $21,296,80, a decrease in prepaid expenses of $491,875, a decrease in deferred compensation payable of $100,538, and an increase in dividends payables of $1,356,709 offset by non-cash losses for the issuance of preferred stock of $8,846,000, the change in fair value of warrants of $4,410,000, the change in fair value of derivatives of $367,000, and stock-based compensation of $970,754, and an increase in trade and other payables of $444,119.

Investing Activities

Our net cash provided by investing activities totaled $3,245,029 for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we purchased the LightSolver license totaling $2,009,022, securities totaling $5,955,495 and sold securities totaling $11,209,546.

Our net cash consumed by investing activities totaled $7,202,955 for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we purchased securities totaling $12,539,405 and sold securities totaling $5,500,450.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $9,351,879 which consisted of receipts for the exercise of outstanding warrants and the proceeds from the sale of the Series H Preferred Stock.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $13,926,528 which consisted of payments for the redemption of Series F Preferred Stock and the related dividends and premiums and the proceeds from the sale of the Series F-1 Preferred Stock and the Series G Preferred Stock.

February 2023 Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock with a stated value of $1,000 per share, initially convertible into up to 66,523 shares of the Company’s Common Stock at an initial conversion price (the “Series F Conversion Price”) of $225.50 per share, subject to adjustment, and (ii) warrants to acquire up to an aggregate of 66,523 shares of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”).

Following the Company’s one-for-thirty reverse stock split of its Common Stock in February 2024 (the “2024 Reverse Stock Split”), the conversion price of the Series F Preferred Shares was adjusted to $318.00 per share pursuant to the terms of the Certificate of Designations of Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 and which was amended and restated by the filing of the Second and Amended Certificate of Designations of Series F Convertible Preferred Stock, effective September 3, 2025 (as amended and restated, the “Series F Certificate of Designations”). In connection with the Private Placements (as defined herein), (i) the conversion price of the Series F Preferred Shares was further adjusted to $181.60 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations the Series F Conversion Price was adjusted to $18.32 per share. In September 2025, in connection with the Company’s 1-for-100 reverse stock split (the “2025 Reverse Stock Split”), and pursuant to the stock combination event adjustment provisions contained in the Series F Certificate of Designations, the Series F Conversion Price was reduced to $3.3713 per share.

At closing, we received net proceeds from the February 2023 Offering of approximately $14.1 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of September 30, 2025, there were 0 Series F Preferred Shares outstanding and Series F Warrants outstanding to purchase up to 4,224,325 shares of Common Stock.

Series F Convertible Preferred Stock

The Company was initially required to redeem the Series F Preferred Shares in 12 equal monthly installments, commencing on July 1, 2023 and ending on the maturity date. The amortization payments due upon such redemption were payable, at the Company’s election, in cash, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Series F Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) a “Floor Price” of $660.00 on a post-split basis (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

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

On September 2, 2025, the Company entered into an Omnibus Amendment Agreement (the “September 2025 Omnibus Amendment”) with the Required Holders (as defined in each of (i) the Series F Certificate of Designations and (ii) the Series F-1 Certificate of Designations) pursuant to which, the Required Holders agreed to (i) amend and restate the Series F Certificate of Designations by filing a Second Amended and Restated Certificate of Designations of the Series F Preferred Stock (the “Second Amended and Restated Series F Certificate of Designations”) with the Secretary of State of the State of Delaware, and (ii) amend and restate the Series F-1 Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series F-1 Preferred Stock (the “Amended and Restated Series F-1 Certificate of Designations”) with the Secretary of State of the State of Delaware. Each of the Second Amended and Restated Series F Certificate of Designations and the Amended and Restated Series F-1 Certificate of Designations (i) extend the maturity date of each of Series F Convertible Preferred Stock and Series F-1 Convertible Preferred Stock to March 2, 2027, and (ii) remove the amortization payments and related terms and covenants.

The holders of the Series F Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which is payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), the Series F Preferred Shares accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of the Series F Preferred Shares are entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series F Preferred Shares is entitled to be calculated assuming a conversion price of $60.21 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F Certificate of Designations. The Series F Certificate of Designations further provides that the holders of record of the Series F Preferred Shares, exclusively and as a separate class, shall be entitled to elect one director of the Company one time on or before June 30, 2024. Effective as of April 8, 2024, the Company appointed Dr. Mitchell Glass to serve as a member of the Company’s board of directors, with Dr. Glass having been elected to such position by the holders of the Series F Preferred Shares.

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

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 66,523 shares of Common Stock, with an initial exercise price of $225.50 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Exercise Price”). The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately. As of September 30 2025, the Series F Exercise Price was equal to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was equal to 4,224,325 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants. In September 2025, in connection with the Company’s 2025 Reverse Stock Split, and pursuant to the stock combination event adjustment provisions contained in the Series F Warrants, the Series F Exercise Price was reduced to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was equal to 4,224,325 shares.

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

Series F-1 Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) an aggregate of 5,050 shares of the Company’s newly-designated Series F-1 Preferred Stock, initially convertible into up to 27,813 shares of Common Stock at a conversion price (the “Series F-1 Conversion Price”) of $181.60 per share, (ii) short-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $181.60 per share, and (iii) long-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an exercise price of $181.60 per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placement occurred on May 23, 2024 (the “Series F-1 Closing Date”).

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Certificate of Designations the Series F-1 Conversion Price was adjusted to $18.32 per share. In September 2025, in connection with the 2025 Reverse Stock Split, and pursuant to the stock combination event adjustment provisions contained in the Series F-1 Certificate of Designations, the Series F-1 Conversion Price was reduced to $3.3713 per share.

We received net proceeds from the Series F-1 Private Placement of approximately $5.0 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of September 30, 2025, there were 0 shares of Series F-1 Preferred Stock outstanding, Series F-1 Short-Term Warrants outstanding to purchase up to 1,322,942 shares of Common Stock and Series F-1 Long-Term Warrants outstanding to purchase up to 1,497,942 shares of Common Stock.

Series F-1 Preferred Stock

The Series F-1 Preferred Stock became convertible upon issuance into Common Stock (the “Series F-1 Conversion Shares”) at the election of the holder at any time at the initial conversion price of $181.60. The Series F-1 Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F-1 Conversion Price (subject to certain exceptions).

The Company was required to redeem the Series F-1 Preferred Stock in equal monthly installments, commencing on December 1, 2024 and ending on the maturity date. The amortization payments due upon such redemption were payable, at the Company’s election, in cash at 105% of the applicable Installment Redemption Amount (as defined in the Series F-1 Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F-1 Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) $0.364, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date in which the Series F-1 Stockholder Approval (as defined herein) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which amortization amounts are subject to certain adjustments as set forth in the Series F-1 Certificate of Designations (the “Series F-1 Floor Price”).

On September 2, 2025, the Company entered into the September 2025 Omnibus Amendment with the Required Holders (as defined in each of (i) the Series F Certificate of Designations and (ii) the Series F-1 Certificate of Designations) pursuant to which, the Required Holders agreed to (i) amend and restate the Series F Certificate of Designations by filing a Second Amended and Restated Certificate of Designations of the Series F Preferred Stock with the Secretary of State of the State of Delaware, and (ii) amend and restate the Series F-1 Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series F-1 Preferred Stock with the Secretary of State of the State of Delaware. Each of the Second Amended and Restated Series F Certificate of Designations and the Amended and Restated Series F-1 Certificate of Designations (i) extend the maturity date of each of Series F Convertible Preferred Stock and Series F-1 Convertible Preferred Stock to March 2, 2027, and (ii) remove the amortization payments and related terms and covenants.

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of the Series F-1 Preferred Stock are entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series F-1 Preferred Stock is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series F-1 Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series F-1 Certificate of Designations.

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

Series F-1 Warrants

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 27,813 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment, the “Series F-1 Exercise Price”), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 27,813 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment), for a period of eighteen months from the date of issuance. On April 17, 2025, the Series F-1 Exercise Price was adjusted to $18.32 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants. In September 2025, in connection with the 2025 Reverse Stock Split, and pursuant to the stock combination event adjustment provisions contained in the Series F-1 Warrants, the Series F-1 Exercise Price was reduced to $3.3713 per share.

Pursuant to the April 2025 Amendment Agreement, the Series F-1 Short-Term Warrants were extended to expire five years from the date of issuance.

The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately. As of September 30, 2025, the Series F-1 Exercise Price was adjusted to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was adjusted proportionally to 77,700 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants.

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

Series G Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement” and collectively with the Series F-1 Purchase Agreement, each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with certain accredited investors (the “Series G Investors” and collectively with the Series F-1 Investors, the “Investors”), with certain accredited investors (the “Series G Investors”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 49,288 shares of the Company’s Common Stock, at an initial conversion price (the “Series G Conversion Price”) of $181.60 per share (ii) short-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $181.60 per share, and (iii) long-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an initial exercise price (the “Series G Exercise Price”) of $181.60 per share (collectively, the “Series G Private Placement” and collectively with the Series F-1 Private Placement, each a “Private Placement” and collectively, the “Private Placements”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date” and collectively with the Series F-1 Closing Date, the “Closing Date”).

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company, the Series G Conversion Price was equal to $18.32 per share due to the full ratchet anti-dilution provisions contained in the Series G Certificate of Designations. In August 2025, in connection with the 2025 Reverse Stock Split, and pursuant to the stock combination event adjustment provisions contained in the Series G Certificate of Designations, the Series G Conversion Price was reduced to $3.3713 per share.

We received net proceeds from the Series G Private Placement of approximately $8.9 million, after deducting various fees and expenses. We intend to use the net proceeds from this offering for general corporate purposes.

As of September 30, 2025, there were 8,804 shares of Series G Preferred Stock outstanding, Series G Short-Term Warrants outstanding to purchase up to 2,654,765 shares of Common Stock, and Series G Long-Term Warrants outstanding to purchase up to 2,654,765 shares of Common Stock. As of December 31, 2024, the Series G Conversion Price was equal to $130.00 and on September 24, 2025, the Series G Conversion Price was adjusted to $3.3713.

Series G Preferred Stock

The Series G Preferred Shares became convertible upon issuance into Common Stock (the “Series G Conversion Shares”) at the election of the holder at any time at an initial conversion price of $181.60 (the “Series G Conversion Price”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions). As of September 24, 2025, the Series G Exercise Price was adjusted to $3.3713 per share pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants.

At any time after the issuance date of the Series G Preferred Shares, the Company has the option to redeem in cash all or any portion of the shares of Series G Preferred Shares then outstanding at a premium upon notice by the Company to all holders of the Series G Preferred Shares.

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Shares (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations.

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

Series G Warrants

Pursuant to the Series G Private Placement, the Company issued to investors (i) the Series G Long-Term Warrants to purchase 49,288 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment, the “Series G Exercise Price”), for a period of five years from the date of issuance and (ii) the Series G Short-Term Warrants to purchase 49,288 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment), for a period of eighteen months from the date of issuance. As of December 31, 2024, the Series G Exercise Price was adjusted to $130.00 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionally to 137,698 shares pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants the Series G Exercise Price was equal to $18.32 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionally. In August 2025, in connection with the 2025 Reverse Stock Split, and pursuant to the stock combination event adjustment provisions contained in the Series G Warrants, the Series G Exercise Price was reduced to $3.3713 per share.

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

Series H Preferred Stock

On September 2, 2025, we entered into the Securities Purchase Agreement (the “Series H Purchase Agreement”) with certain accredited investors (the “Series H Investors”), pursuant to which we issued and sold on September 4, 2025 (the “Series H Closing Date”) in a private placement (i) an aggregate of 7,000 shares of Series H Preferred Stock, initially convertible into up to 1,400,000 shares of the Company’s Common Stock at an initial conversion price of $5.00 per share (the “Conversion Price”) and (ii) Series H Investor Warrants to acquire up to an aggregate of 1,400,000 shares of Common Stock at an initial exercise price of $5.00 per share (collectively, the “Series H Private Placement”).

The terms of the shares of Series H Preferred Stock are as set forth in the Certificate of Designations of the Series H Convertible Preferred Stock of Q/C Technologies, Inc. (the “Series H Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on September 3, 2025. The Series H Investor Warrants became exercisable upon receipt of the Series H Stockholder Approval (as defined herein) and expire five years from the date of the Series H Stockholder Approval.

In connection with the Series H Private Placement, pursuant to an engagement agreement (the “GPN Engagement Agreement”), dated August 28, 2025, between the Company and GP Nurmenkari Inc. (“GPN”), the Company engaged GPN to act as a non-exclusive placement agent in connection with the Series H Private Placement. Pursuant to the GPN Agreement, the Company agreed to (i) pay GPN a cash fee equal to 4% of the gross proceeds of the Series H Private Placement (including any cash proceeds realized by the Company from the exercise of outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses, and (iii) issue to GPN on the Series H Closing Date, warrants to purchase up to an aggregate number of shares of Common Stock equal to 4% of the aggregate number of shares of Common Stock underlying the securities issued in the Series H Private Placement, with terms identical to the Warrants.

Additionally, pursuant to an engagement agreement (the “Rodman Engagement Agreement” and, collectively with the GPN Engagement Agreement, the “Engagement Agreements”), dated August 27, 2025, between the Company and Rodman & Renshaw LLC (“Rodman”), the Company engaged Rodman and H.C. Wainwright & Co., LLC (“Wainwright” and, together with Rodman and GPN, the “Placement Agents”) to act as non-exclusive placement agents in connection with the Series H Private Placement. Pursuant to the Rodman Agreement, the Company agreed to (i) pay Rodman and Wainwright an aggregate cash fee equal to 5% of the gross proceeds of the Series H Private Placement (including any cash proceeds realized by the Company from the exercise of outstanding warrants of the Company) (provided, however, that such cash fee shall be reduced to 2.5% with respect to any gross proceeds raised from enumerated list of existing investors of the Company (the “Existing Series H Investors”)), (ii) reimbursement and payment of certain expenses, and (iii) issue to the Rodman and Wainwright on the Series H Closing Date, warrants to purchase up to an aggregate number of shares of Common Stock equal to 5% (or 2.5% in case of securities issued to Existing Series H Investors) of the aggregate number of shares of Common Stock underlying the securities issued in the Series H Private Placement, with terms identical to the Series H Investor Warrants.

The Series H Private Placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Series H Investors in the Series H Private Placement has represented to us that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The shares of Series H Preferred Stock and Series H Investor Warrants were offered without any general solicitation by us or our representatives.

Series H Registration Rights Agreements

In connection with the Series H Private Placement, we entered into the Series H Registration Rights Agreement, pursuant to which we are obligated, among other things, to (A) file a resale registration statement (the “Registration Statement”) with the SEC to register for resale promptly following the Series H Closing Date, but in no event later than 15 calendar days after the Series H Closing Date, the sum of (i) 200% of the maximum number of Series H Conversion Shares issuable upon conversion of the shares of Series H Preferred Stock ((x) assuming for purposes hereof that the shares of Series H Preferred Stock are convertible at the Floor Price (as defined herein) and (y) any such conversion shall not take into account any limitations on the conversion of the shares of Series H Preferred Stock set forth in the Series H Certificate of Designations) and (ii) 200% of the maximum number of Warrant Shares issuable upon exercise of the Series H Investor Warrants ((x) assuming for purposes hereof that such Series H Investor Warrants will be exercised at the initial exercise price as set forth in such Series H Investor Warrants and (y) any such exercise shall not take into account any limitations on the exercise of such Series H Investor Warrants as set forth therein), in each case subject to the adjustments set forth in the Series H Certificate of Designations and Warrants, (B) have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series H Registration Rights Agreement and as may be amended from time to time), and (C) maintain the registration until the earlier of (x) the date on which the selling stockholders may sell their Series H Conversion Shares or shares issuable upon exercise of the Series H Investor Warrants without restriction pursuant to Rule 144 under the Securities Act, and (y) the date on which the selling stockholders no longer hold any such Series H Conversion Shares or such Warrant Shares. The Company will be obligated to pay certain liquidated damages to the Series H Investors if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Series H Registration Rights Agreement.

Shares of Series H Preferred Stock

All shares of capital stock of the Company rank junior to the shares of Series H Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. Further to the foregoing, shares of Series H Preferred Stock rank junior to shares of (i) Series F Convertible Preferred Stock, par value $0.001 per share, of the Company issued and outstanding pursuant to that certain Series H Certificate of Designations establishing the rights, preferences, restrictions and other matters relating to the Series F Preferred Stock, (ii) shares of Series F-1 Convertible Preferred Stock, par value $0.001 per share, of the Company issued and outstanding pursuant to that certain Series H Certificate of Designations establishing the rights, preferences, restrictions and other matters relating to the Series F-1 Preferred Stock, and (iii) shares of Series G Convertible Preferred Stock, par value $0.001 per share, of the Company issued and outstanding pursuant to that certain Series H Certificate of Designations establishing the rights, preferences, restrictions and other matters relating to the Series G Preferred Stock, in each case, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Following the receipt of the Series H Stockholder Approval (as defined herein), the shares of Series H Preferred Stock became convertible into Common Stock at the election of the holder at any time at an initial Conversion Price of $5.00. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like. The Conversion Price may also be voluntarily reduced by the Company to any amount and for any period of time deemed appropriate by the Board at any time with the prior written consent of the holders of at least a majority of the outstanding shares of Series H Preferred Stock, subject to the rules and regulations of Nasdaq.

The holders of the shares of Series H Preferred Stock are entitled to dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears (i) on the first trading day of each quarter, commencing on October 1, 2025 and (ii) upon any redemption or any required payment upon any Triggering Event (as defined in the Series H Certificate of Designations). The holders of the shares of Series H Preferred Stock are also entitled to receive a dividend make-whole payment.

Upon the occurrence and during the continuance of a Triggering Event, the shares of Series H Preferred Stock accrue dividends at the rate of 15% per annum. The holders of the shares of Series H Preferred Stock are entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of shares of Series H Preferred Stock is entitled to be calculated assuming a conversion price of $4.83 per share, which was the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series H Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series H Certificate of Designations.

The Series H Certificate of Designations includes certain Triggering Events (as defined in the Series H Certificate of Designations), including, among other things, the suspension from trading or the failure of our Common Stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days and our failure to pay any amounts due to the holders of the shares of Series H Preferred Stock when due. Upon the occurrence of a Triggering Event, each holder of shares of Series H Preferred Stock will be able to require us to redeem in cash any or all of the holder’s shares of Series H Preferred Stock at a premium set forth in the Series H Certificate of Designations. Further, upon a Triggering Event, a holder of shares of Series H Preferred Stock, at such holder’s option, by delivery of a notice of conversion (“Triggering Event Conversion Notice”) to the Company, may convert all, or any number of shares of Series H Preferred Stock held by such holder into shares of Common Stock at a price equal to the lowest of (A) the applicable Conversion Price as in effect on the applicable date of conversion, and (B) $0.616, which was 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date in which the Series H Stockholder Approval (as defined herein) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which are subject to certain adjustments as set forth in the Series H Certificate of Designations (the “Floor Price”), and (ii) 80% of the lowest volume weighted average price of the Common Stock of any trading day during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable Triggering Event Conversion Notice.

Notwithstanding the foregoing, our ability to issue any shares of Common Stock upon conversion of any shares of Series H Preferred Stock or otherwise pursuant to the terms of the Series H Certificate of Designations is subject to certain limitations set forth in the Series H Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of the Conversion Shares and Investor Warrant Shares (the “Series H Stockholder Approval”). We have agreed to seek Series H Stockholder Approval of these matters at a meeting to be held no later than November 16, 2025. The Series H Stockholder Approval was obtained on November 14, 2025 at a special meeting of stockholders of the Company. Further, the Series H Certificate of Designations contains a certain beneficial ownership limitation which applies to each holder of the shares of Series H Preferred Stock, other than PharmaCyte Biotech, Inc. (“Pharmacyte”), after giving effect to the issuance of shares of Common Stock issuable upon conversion of the shares of Series H Preferred Stock.

Warrants

The Warrants were exercisable upon receipt of Series H Stockholder Approval, at an exercise price of $5.00 per share and expire five years from the date of the Series H Stockholder Approval. The exercise price of each Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like. Upon any such price-based adjustment to the exercise price, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately. The exercise price may also be voluntarily reduced by the Company to any amount and for any period of time with the prior written consent of the holders of at least a majority of the outstanding Warrants, subject to the rules and regulations of Nasdaq. The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis.

MIPA

On September 2, 2025, the Company entered into the MIPA, by and among the Company, LPU and the members of LPU identified on the signature pages attached thereto, pursuant to which the Company agreed to acquire 100% of the membership interests of LPU from the Sellers.

As consideration for the Membership Interests, the Company delivered to the Sellers that number of shares of Series I Preferred Stock that is convertible into a number of shares of Common Stock equal to 747,362, subject to certain conversion limitations as described in the Series I Certificate of Designations. The terms of the shares of Series I Preferred Stock are as set forth in the Series I Certificate of Designations, which was filed and became effective with the Secretary of State of the State of Delaware on September 3, 2025.

Following the closing of the Acquisition, the Sellers are entitled to additional contingent consideration upon the achievement of various specified milestones, including completion of an offering of the Company’s Common Stock or Common Stock equivalents, which Contingent Consideration including certain specified cash payments, cash payments calculated based on any Equity Offering proceeds, shares of Common Stock that would result in the Sellers collectively beneficially owning specified percentage of the Company and warrants to purchase Common Stock.

Notwithstanding the foregoing, the Company’s ability to issue the Milestone Securities and settle conversions pursuant to the Series I Certificate of Designations or the Common Stock underlying the Milestone Securities are subject to certain limitations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance in accordance with Nasdaq listing standards. The Company has agreed to seek stockholder approval at a meeting to be held no later than 60 days following the closing of the Acquisition. Such stockholder approval was obtained on November 14, 2025 at a special meeting of stockholders of the Company.

In connection with the transaction contemplated by the MIPA, the Company engaged Palladium to act as a non-exclusive financial advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company agreed to (i) pay Palladium a monthly retainer of $15,000 and (ii) issue to Palladium 15,433 shares of Common Stock of the Company, which shares shall be duly and validly issued following the date of the receipt of the MIPA Stockholder Approval. The Company also agreed to include such Advisory Shares in any resale registration statement filed by the Company.

Series I Registration Rights Agreement

As one of the conditions to the consummation of the transactions contemplated by the MIPA, the Company and the Sellers entered into the Series I Registration Rights Agreement, pursuant to which the Company is required to file a resale registration statement (the “Series I Registration Statement”) with the SEC to register for resale 100% of the shares of Common Stock issuable upon conversion of the Series I Preferred Stock (the “Series I Conversion Shares”) promptly following the closing date of the Acquisition, but in no event later than 30 calendar days after the closing date of the Acquisition, and to have such Series I Registration Statement declared effective by the 60th calendar day following the filing date (or 90 days in case of a “full review” by the SEC) and (ii) the Milestone Securities and the Common Stock underlying the Milestone Securities, as applicable, promptly following the achievement of the applicable milestone, but in no event later than 30 calendar days following the applicable milestone, and to have such Series I Registration Statement declared effective by the 60th calendar day following the applicable filing date (or 90 days in case of a “full review” by the SEC). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the Series I Registration Statement when required, fails to file or cause the Series I Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Series I Registration Statement pursuant to the terms of the Series I Registration Rights Agreement.

Series I Convertible Preferred Stock

The shares of Series I Preferred Stock are convertible into shares of Common Stock at the election of the holder at any time at an initial conversion price of $0.01 (the “Series I Conversion Price”), provided that, until the receipt of requisite stockholder approval of the Company for the issuance of all Series I Conversion Shares in excess of 19.99% of the issued and outstanding shares of Common Stock of the Company, the Company could not issue a number of Series I Conversion Shares which, when aggregated with any shares of Common Stock issued on or after the closing date and prior to the applicable conversion date in connection with any conversion of shares of Series I Preferred Stock issued pursuant to the MIPA, would exceed 357,052 shares of Common Stock (subject to adjustment for forward and reverse stock splits, recapitalizations and the like). The requisite stockholder approval was obtained on November 14, 2025 at a special meeting of stockholders of the Company The Series I Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

The number of Series I Conversion Shares initially could not exceed 456,536 (the “Maximum Issuance”); provided, however, that (A) upon the issuance of Common Stock in connection with any conversions of the Series F Preferred Stock pursuant to the terms of Series F Certificate of Designations, the Series F-1 Preferred Stock pursuant to the terms of the Series F-1 Certificate of Designations, the shares of Series I Preferred Stock pursuant to the terms of the Series I Certificate of Designations (collectively, the Existing Preferred Stock”), and (B) upon the issuance of Common Stock in connection with any exercise, conversion or issuance of any securities exchanged for Existing Preferred Stock after the date of issuance of the Series I Preferred Stock (“Exchanged Securities”), the Maximum Issuance shall be increased to equal the sum of (i) the Maximum Issuance immediately prior to the date of such conversion plus (ii) 0.1999 shares of Common Stock for each share of Common Stock issued upon conversion, exercise or issuance of the applicable Existing Preferred Stock or Exchanged Securities.

Holders of Series I Preferred Stock are entitled to receive, and the Company shall pay, dividends as and when paid to the holders of Common Stock of the Company on an as-converted basis, ignoring for such purposes any limitations on conversion hereunder. Subject to applicable beneficial ownership limitations, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of a meeting), each holder of Series I Preferred Stock, in its capacity as such, shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the Series I Preferred Stock beneficially owned by such holder are convertible as of the record date for determining stockholders entitled to vote on or consent to such matter (taking into account all Series I Preferred Stock beneficially owned by such holder).

License Agreement

In connection to the transactions contemplated by the MIPA, prior to entering into the MIPA, on September 2, 2025, LPU and LightSolver entered into a license agreement. Pursuant to the License Agreement, Lightsolver granted LPU, amongst other things, an exclusive license to use and commercialize its proprietary laser processing hardware units (LPUs) specifically configured for cryptocurrency mining applications and its proprietary intangible technology necessary or useful to utilize the Machinessolely for cryptocurrency mining applications.

In addition, pursuant to the License Agreement, Lightsolver agreed to perform certain development work to develop, customize, configure, and enhance its proprietary Machines and Technology for cryptocurrency mining applications, for which LPU will pay Lightsolver, upon the achievement of certain associated developmental milestones by Lightsolver, a total of up to $8,500,000 in non-recurring engineering fees. In addition to such non-recurring engineering fees, no later than one (1) business day after the effective date of the License Agreement, LPU agreed to make a one-time cash payment to Lightsolver equal to the greater of (i) 25% of the aggregate proceeds received by the Company from the Private Placement and (ii) $1,500,000. Furthermore, promptly upon the occurrence of any of the Milestone Events, LPU agreed to deliver, or cause to be delivered, to Lightsolver the consideration described above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Holders of our shares of Series H Preferred Stock are entitled to certain payments under the applicable Series H Certificate of Designations that may be paid in cash, which may require the expenditure of a substantial portion of our cash resources.

Holders of our shares of Series H Preferred Stock are entitled to receive dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears (i) on the first trading day of each quarter, commencing on October 1, 2025 (ii) upon any redemption or any required payment upon any Triggering Event (as defined in the Series H Certificate of Designations. The holders of the shares of Series H Preferred Stock are also entitled to receive a dividend make-whole payment. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series H Certificate of Designations), the shares of Series H Preferred Stock accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of the shares of Series H Preferred Stock will be able to require us to redeem in cash any or all of the holder’s shares of Series H Preferred Stock at a premium set forth in the Series H Certificate of Designations. If such Triggering Event occurs, our financial condition and results of operations could be materially affected.

If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity. Our ability to make payments due to the holders of our shares of Series H Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the Delaware General Corporation Law (the “DGCL”).

The shares of Series H Preferred Stock and the Series H Warrants contain certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our Common Stock, and make it difficult for us to raise additional capital.

Certain events, for example, a Stock Combination Event (as defined in the Series H Certificate of Designations) may reduce the conversion price of the shares of Series H Preferred Stock, which in turn may lead to further dilution to the holders of our Common Stock. The Series H Series H Warrants additionally contain anti-dilution provisions applicable to the exercise price. If in the future, while any of the Series H Warrants are outstanding, we may be required upon the occurrence of certain events, to adjust the exercise price of the Series H Warrants, and simultaneously with any adjustment to the exercise price, the number of shares of Common Stock that may be purchased upon exercise of the Series H Warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of common stock issuable upon exercise of the Series H Warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Such adjustments can dilute the book value per share of Common Stock and reduce any proceeds we may receive from the exercise of the Series H Warrants. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their Common Stock, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the Series H Warrants and the shares of Series H Preferred Stock remain outstanding.

The Series H Certificate of Designations contains restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.

The Series H Certificate of Designations contains certain restrictive covenants including but not limited to, maintaining a Cash Minimum (as defined in the Series H Certificate of Designations), restrictions on incurring any indebtedness until the date on which no shares of Series H Preferred Stock are outstanding, subject to certain exceptions, restrictions on directly or indirectly, redeeming, repurchasing or declaring or paying any cash dividend or distribution on any of our capital stock (other than as required by the Series H Certificate of Designations and subject to certain exceptions as set forth therein), and restrictions on directly or indirectly, permitting any of our indebtedness to mature or accelerate prior to the Maturity Date (as defined in the Series H Certificate of Designations). Additionally, the shares of Series H Preferred Stock also contains certain purchase rights (the “Purchase Rights”) permitting the holders of the shares of Series H Preferred Stock to acquire upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all of its shares of Series H Preferred Stock. These restrictive covenants may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

Under the Series H Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Series H Purchase Agreement contains, among others, the following restrictive covenants: (A) unless Stockholder Approval is obtained, the Company may not effect (i) any Dilutive Issuance (as defined in the Series H Certificate of Designations) or (ii) without the prior written consent of the Required Holders (as defined in the Series H Certificate of Designations), issue or sell (or enter into any agreement or publicly announce the intention to grant, issue or sell) securities containing any anti-dilution price-based adjustments, (B) until ninety (90) days following the earlier of (x) the date on which this registration statement is declared effective or (y) the date on which the selling stockholders may sell their shares of Common Stock issuable upon conversion of the Series H Preferred Stock or shares of Common Stock issuable upon exercise of the Investor Series H Warrants without restriction pursuant to Rule 144 under the Securities Act, we may not issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security, (C) until all of the Investor Series H Warrants are no longer outstanding, we shall be prohibited from effecting or entering into an agreement to effect any subsequent placement involving a variable rate transaction, and (D) until the later of (i) the Maturity Date (as defined in the Series H Certificate of Designations), and (ii) the date in which no shares of Series H Preferred Stock remain outstanding, the Company must provide the holders of the shares of Series H Preferred Stock the opportunity to participate in any subsequent securities offerings by us.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Series H Purchase Agreement, or we may be forced to seek a waiver from the investors party to the Series H Purchase Agreement, which such investors are not obligated to grant to us.

We have recently shifted our business strategy from pharmaceutical development to laser-based computing for blockchain and high-performance computing, and we may not successfully develop, validate or commercialize our new technology.

We have historically focused on pharmaceutical research and development of our Isomyosamine and Supera-CBD product candidates. Beginning in September 2025, we redirected our strategy toward energy-efficient blockchain and cryptocurrency infrastructure using laser-based computing. However, the qc-LPU100 prototypes we are developing remain in early-stage development, have not completed performance validation or regulatory certifications, and may not achieve the speed, efficiency, scalability, or energy-consumption improvements we anticipate.

If the qc-LPU100 or future LPUs do not perform as expected, cannot be manufactured at commercial scale, or fail to gain adoption from AI, DePin Token, or cryptocurrency infrastructure users, our business prospects and financial condition would be materially adversely affected. Furthermore, our lack of operating history in the technology hardware, photonics, and blockchain markets increases the uncertainty of our ability to execute this new strategy.

Our business depends on our exclusive global licensing agreement with LightSolver, and loss of access to this technology or disputes regarding intellectual property could materially and adversely affect our operations.

Our core strategy relies on an exclusive global license with LightSolver Ltd. to deploy their LPU technology, including the photonic methodologies needed for the qc-LPU100. We depend on LightSolver for certain intellectual property, know-how, improvements, and ongoing collaboration. Any limitation, interruption, or termination of this license agreement would materially impair our ability to develop or commercialize LPUs.

We may also face risks relating to technology transfer, integration of LightSolver’s photonic systems into our hardware platforms, failure to obtain new patents or extensions, and potential intellectual property disputes. If we are unable to secure, maintain, or enforce the intellectual property rights necessary to support our product roadmap, or if LightSolver is unable to meet its obligations or experiences financial or operational difficulties, our commercialization efforts could be delayed or rendered infeasible.

We may require significant additional capital to develop the qc-LPU100, finance pilot deployments, and execute our hardware commercialization plan, and we may be unable to obtain such capital on acceptable terms or at all.

Our shift to laser-based computing for blockchain, DePin Token infrastructure, and AI requires significant capital for prototype development, performance benchmarking, pilot testing, hardware certifications, manufacturing and scaling deployment clusters. Additional capital will likely be needed to fund operations through prototype completion, beta-unit deployment, and early commercialization, particularly given the volatility and cyclicality of the cryptocurrency sector.

Equity or debt financing may be unavailable or may occur on dilutive or unfavorable terms. Our ability to raise capital may be constrained by our prior going-concern history and our strategic transition. If we cannot secure additional financing, we may be forced to delay or reduce prototype development, defer regulatory certifications, scale back commercialization efforts, or cease operations.

Our focus on blockchain and cryptocurrency infrastructure exposes us to regulatory, cybersecurity, and market risks that could materially impact adoption of our technology.

Our intended deployment of LPUs for cryptocurrency mining, DePin Token infrastructure, decentralized computing, and AI applications subjects us to evolving regulatory frameworks across multiple jurisdictions. These include potential export controls under ITAR and the Export Administration Regulations, FCC and UL hardware requirements, SEC and CFTC scrutiny regarding cryptocurrency activities, EU MiCA regulations, and emerging standards for post-quantum cryptography.

Regulatory changes affecting energy consumption, decentralized computing, or blockchain infrastructure could limit the market for our products or impose compliance burdens. Additionally, DePin Token networks and blockchain applications present cybersecurity, data-integrity, and operational risks that may require substantial resources to mitigate. Any adverse regulatory development, failure to achieve or maintain required certifications, or inability to address cybersecurity risks could delay commercialization or reduce customer adoption of the qc-LPU100.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment of Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

3.2	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

3.3

Certificate of Amendment to the Certificate of Incorporation of TNF Pharmaceuticals, Inc (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

3.4

Certificate of Amendment of Certificate of Designations of Series H Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

3.5

Certificate of Amendment of Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2025).

3.6

Second Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.7

Amended and Restated Certificate of Designations of Series F-1 Convertible Preferred Stock of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.8

Certificate of Designations of Series I Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.9	Certificate of Designations of Series H Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025)

4.2	Form of Consulting Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

10.1	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025)

10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.3	Form of Omnibus Amendment Agreement, dated August 19, 2025, by and between TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

10.4	Form of Omnibus Amendment Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.5	Membership Interest Purchase Agreement, dated as of September 2, 2025, by and among LPU Holdings LLC and the members of LPU Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.6	Form of Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.7	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.8	License Agreement, by and among the Company, LPU Holdings LLC and LightSolver Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.9

Form of Omnibus Waiver and Amendment Agreement, dated as of September 30, 2025, by and among Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

10.10

Consulting Services Agreement, dated as of October 1, 2025, by and between the Company, James Altucher and Z-List Media, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

10.11	Second Amendment to the Q/C Technologies, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025).

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q/C TECHNOLOGIES INC.

Date: November 19, 2025	By:	/s/ Mitchell Glass
	Name:	Mitchell Glass, M.D.
	Title:	President and Chief Medical Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

