Form 10-K
period 2025-12-31
Q/C TECHNOLOGIES, INC.
filed 2026-04-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, based on a closing price of $12.28, was $3,616,742.

As of April 12, 2026, the registrant had 7,853,429 shares of its Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III will be included in the registrant’s proxy statement related to its 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2025. If such 2026 Proxy Statement is not filed by such date, an amendment to this Annual Report on Form 10-K will be duly filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

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

These risks and uncertainties include, but are not limited to:

●	fluctuation and volatility in the market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our stockholders;

●	the impact of our ability to meet the continued listing requirements of the Nasdaq Capital Market;

●	the availability of and our ability to continue to obtain sufficient funding to conduct planned research and development efforts, including prototype development and commercialization of our laser-based computing business, and realize potential profits;

●	our ability to develop and commercialize the qc-LPU100 laser-based computing system

●	our ability to realize value from our legacy pharmaceutical assets, including Isomyosamine (formerly named MYMD-1) and Supera-CBD;

●	challenges we may face with maintaining regulatory approval, if achieved, including evolving export controls, cryptocurrency regulations, and FDA requirements;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the impact of potential future public health emergencies on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties, including LightSolver Ltd. (“LightSolver”) for licensed technology, and third-party contractors for the development and manufacture of our laser-based computing products and the maintenance of our legacy pharmaceutical assets;

●	the impact of potential future public health emergencies on our results of operations, business plan and the global economy;

●	challenges we may face with respect to our laser-based computing products achieving market acceptance by customers, and the value of our legacy pharmaceutical product candidates;

●	the impact of pricing, competitive dynamics, and market conditions on our laser-based computing products, and factors that could affect the value of our legacy pharmaceutical product candidates;

●	emerging competition and rapidly advancing technology in our industries;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	changes in the market acceptance of our products and services;

●	our compliance with all laws, rules, and regulations applicable to our business, including export controls, cryptocurrency regulations, hardware certifications, and pharmaceutical drug product regulations;

●	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings; and

●	other risks, including those described in the “Risk Factors” section of this Annual Report.

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

PART I

Item 1. Business.

Q/C Technologies, Inc. (the “Company”) has historically been engaged in the development and commercialization of therapeutic platforms based on well-defined biological targets, including Isomyosamine and Supera-CBD. More recently, the Company has shifted its business strategy to focus on energy-efficient blockchain and cryptocurrency infrastructure through quantum-class laser-based computing.

The Company’s core strategy is centered on leveraging an exclusive global licensing agreement with LightSolver Ltd. (“LightSolver”) to deploy innovative laser processing units (“LPUs”), including the Company-branded qc-LPU100™ (the “qc-LPU100”). These systems are designed to harness the natural properties of light to perform complex computations with the goal of achieving high computational speed and improved energy efficiency relative to traditional computing architectures.

The qc-LPU100 is intended to address complex combinatorial and physical problems, including partial differential equations, and is targeted for applications in cryptocurrency infrastructure, decentralized physical infrastructure networks (“DePin Tokens”), and artificial intelligence (“AI”)-driven high-performance computing environments that rely on decentralized or distributed systems. The Company seeks to position itself as an early participant in integrating laser-based computing with blockchain infrastructure, addressing industry challenges such as high energy consumption, scalability limitations, and dependence on traditional graphics processing units (“GPUs”). LPUs are designed to operate at room temperature in standard rack-unit configurations and are intended to offer performance and efficiency advantages compared to GPUs and quantum processing units (“QPUs”), while also enhancing aspects of blockchain security.

The Company is evaluating the potential divestiture of Isomyosamine and Supera-CBD to fund its new strategic focus, with the objective of creating long-term stockholder value.

Background and Corporate History

The Company was organized under the laws of the State of Florida in November 2014.

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

The Company previously owned, through its former subsidiary Cystron Biotech, LLC (“Cystron”), an exclusive license from Premas Biotech PVT Ltd. (“Premas”) with respect to Premas’ vaccine platform for the development of a vaccine against COVID-19 and other coronavirus infections. On April 16, 2021, pursuant to a Contribution and Assignment Agreement, dated March 18, 2021 (the “Contribution Agreement”) by and among the Company, Cystron, Oravax Medical, Inc. (“Oravax”) and, for the limited purpose set forth therein, Premas, the Company caused Cystron to contribute substantially all of the assets associated with its business of developing and manufacturing Cystron’s COVID-19 vaccine candidate to Oravax (the “Contribution Transaction”). The Company’s interest in Oravax consists of 13% of Oravax’s outstanding shares of capital stock and the rights to a 2.5% royalty on all future net sales. The Company has evaluated several options with respect to its interest in Oravax, including a potential distribution of Oravax shares to the Company’s stockholders.

Reincorporation and Name Change

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

On September 22, 2025, the Company filed a certificate of amendment to its certificate of incorporation to change the name of the Company from “TNF Pharmaceuticals, Inc.” to “Q/C Technologies, Inc.” effective as of September 22, 2025. In addition, effective before the open of market trading on September 25, 2025, the Company’s Common Stock ceased trading under the ticker symbol “TNFA” and began trading on the Nasdaq Stock Market under the ticker symbol “QCLS”.

Membership Interest Purchase Agreement

On September 2, 2025, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with LPU Holdings LLC (“LPU”) and the members of LPU (the “Sellers”), pursuant to which the Company acquired 100% of the membership interests of LPU (the “Membership Interests”). As a result of this transaction, LPU became a wholly owned subsidiary of the Company and constitutes a reportable segment. The acquisition of LPU was a foundational step in advancing the Company’s laser-based computing business.

Laser-Based Computing Business

The Company’s laser-based computing business represents the Company’s primary strategic focus and is centered on the development, deployment, and commercialization of LPU-based computing systems. These systems are designed to utilize photonic processing techniques to address computationally intensive problems more efficiently than traditional electronic systems.

The Company’s relationship with LightSolver provides access to licensed technology that emphasizes the development of LPUs, including the qc-LPU100. The Company is engaged in adapting, developing and integrating this technology into commercially viable systems targeted at blockchain infrastructure, AI workloads, and high-performance computing applications.

The qc-LPU100 is intended to solve optimization problems and physical simulations that are computationally expensive for classical architectures. The Company believes that its approach may offer advantages in processing speed, energy consumption and scalability. In particular, the Company is targeting use cases involving decentralized compute networks, including DePin Token ecosystems, where efficient computation is critical to network performance and economic viability.

The Company is currently focused on prototype development, internal validation, and early-stage benchmarking of the qc-LPU100. These efforts include testing performance characteristics, evaluating integration with existing computing environments, and refining system design for scalability and manufacturability.

The Company has not yet generated significant revenue from its laser-based computing business and expects that commercialization will depend on successful prototype validation, customer adoption, and the Company’s ability to secure additional capital.

Business Strategy

Since September 2025, the Company has undertaken a series of initiatives to implement its strategic transition toward its laser-based computing business. In 2025 and 2026, these actions included completing a private placement financing, rebranding its corporate identity, appointing a senior quantum advisor, and initiating development of the qc-LPU100.

The Company’s near-term strategy focuses on completing prototype development, conducting performance benchmarking for targeted applications such as DePin Tokens and AI workloads, and expanding its intellectual property position, including through the LightSolver licensing arrangement. The Company also intends to engage with potential partners and early adopters to conduct pilot testing and proof-of-concept deployments.

Over the intermediate term, the Company anticipates pursuing beta deployments, obtaining necessary hardware certifications, and initiating initial commercial sales or leasing arrangements. The Company may also seek additional financing through equity or debt offerings to support these activities.

The Company’s longer-term strategy includes scaling deployment of LPU systems, expanding into additional markets, and establishing recurring revenue streams through hardware, software, and services offerings. There can be no assurance that the Company will successfully execute its strategy or achieve its anticipated milestones.

Revenue Strategy

The Company intends to generate revenue from its laser-based computing business through a combination of hardware sales, leasing arrangements and service-based offerings. The Company expects to offer qc-LPU100 systems directly to customers, as well as provide access to LPU-based computing capacity through subscription or usage-based models.

In addition, the Company may pursue licensing or royalty arrangements associated with the integration of its technology into blockchain infrastructure or other computing platforms. The Company believes that the potential energy efficiency and performance benefits of LPUs may create economic incentives for adoption among customers operating in energy-intensive computing environments.

The timing and magnitude of revenue generation will depend on a number of factors, including successful product development, customer acceptance, competitive dynamics, and the availability of capital to support commercialization efforts. While the Company continues to evaluate potential revenue opportunities, the Company does not currently anticipate generating revenues in the near term.

Pharmaceutical Business

The Company’s legacy pharmaceutical business remains a reportable segment and consists of the Company’s therapeutic development programs, which includes Isomyosamine and Supera-CBD:

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

The Company’s legacy pharmaceutical business has included activities such as preclinical testing, clinical trial planning and execution, regulatory submissions and intellectual property development. The Company continues to maintain its intellectual property portfolio and certain operational capabilities associated with these programs.

The Company is currently evaluating strategic alternatives for its legacy pharmaceutical business, which may include divestitures, licensing transactions, partnerships or other arrangements. These efforts are intended to optimize the value of these assets while allowing the Company to focus resources on its laser-based computing business.

The Company’s legacy pharmaceutical business is subject to substantial risks, including the inherent uncertainty of clinical development, the potential for adverse regulatory outcomes, and the need for significant capital investment to advance therapeutic candidates. The future direction of this segment will depend on the outcome of the Company’s strategic review and its ability to execute transactions or partnerships.

Market Opportunity

The Company’s laser-based computing business targets opportunities across several large and evolving markets, including blockchain infrastructure, artificial intelligence computing and photonic and optical computing technologies.

The blockchain and cryptocurrency infrastructure market continues to expand as decentralized applications, tokenized assets, and distributed networks gain broader adoption. However, this market faces challenges related to energy consumption, scalability, and computational efficiency. The Company believes that LPUs may provide a differentiated solution by enabling more efficient computation within these environments.

The emergence of DePin Token ecosystems represents a growing segment focused on decentralizing physical infrastructure, including computing resources. These networks require scalable and energy-efficient computer solutions to support distributed workloads, and the Company believes its technology may be well-suited to these applications.

In parallel, demand for AI and high-performance computing continues to increase, driven by machine learning, data analytics, and optimization workloads. Traditional computing architectures face limitations in power consumption and scalability, creating opportunities for alternative approaches such as photonic computing.

Advances in photonic integrated circuits and silicon photonics are further driving interest in optical computing technologies, which aim to overcome the physical limitations of electronic systems. The Company’s LPU-based approach is aligned with these trends.

The Company’s ability to capitalize on these market opportunities will depend on successful technology development, competitive positioning and market acceptance.

Competition

The Company faces significant competition across both of its reportable segments.

In the Company’s laser-based computing business, the Company competes with established semiconductor companies that produce CPUs, GPUs, and specialized AI hardware, as well as with emerging companies developing photonic, optical, and quantum computing technologies. In addition, companies providing blockchain infrastructure and decentralized computing solutions represent competitive alternatives. These competitors often have substantial financial resources, established customer relationships, advanced manufacturing capabilities, and significant research and development budgets. Competitive factors include performance, energy efficiency, cost, scalability, reliability, and the ability to integrate with existing systems.

The biotechnology and biopharmaceutical industries are characterized by rapid evolution of technologies, fierce competition and vigorous defense of intellectual property. The Company competes with biotechnology and pharmaceutical companies developing therapies targeting inflammatory pathways, including TNF-α inhibitors, as well as companies developing cannabinoid-based therapeutics. Many of these competitors have greater experience in clinical development, regulatory approval and commercialization.

The Company’s competitive position will depend on its ability to successfully develop its technologies, protect its intellectual property and execute its business strategy.

Intellectual Property

The Company’s intellectual property portfolio includes licensed technology from LightSolver as well as internally developed patents, trade secrets, and proprietary know-how.

With respect to the Company’s legacy pharmaceutical business, its patent portfolio includes protection for Isomyosamine and Supera-CBD. Currently, there are multiple patent families relating to (i) age reversal and treatments of age-related disorders including sarcopenia; (ii) reduction of TNF-α levels and treatments of autoimmune disorders; (iii) addiction treatments; and (iv) methods of increasing hair growth. As of December 31, 2025, the Company has 18 issued U.S. patents, one pending U.S. patent application, 69 issued foreign patents, and 5 foreign patent applications pending in such jurisdictions as Canada, China, Israel, and Japan which, if issued, are expected to expire between 2036 and 2041.

The Company’s ability to protect and enforce its intellectual property rights is important to its competitive position. However, there can be no assurance that these protections will be adequate.

Government Regulation

The Company operates in industries that are subject to extensive and evolving regulatory requirements.

The Company faces multi-layered hurdles at the intersection of crypto, hardware and emerging quantum technology. The Company’s hardware may also be subject to export controls under the International Traffic in Arms Regulations (ITAR) and Export Administration Regulations (EAR), as well as Federal Communications Commission (“FCC”) and Underwriters Laboratories (“UL”) certifications for energy-efficient devices. Additional regulatory risks include evolving SEC and Commodity Futures Trading Commission (CFTC) guidance on DePin Tokens and cryptocurrency energy usage, and compliance with the European Union’s Markets in Crypto-Assets Regulation (MiCA). Post-quantum cryptography standards, cybersecurity risks, and potential intellectual property enforcement challenges under the LightSolver license agreement may also impact operations.

The Company’s pharmaceutical product candidates are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities in the United States and abroad. Before a new drug can be marketed, the Company must complete pre-clinical studies, file an investigational new drug application (“IND”), conduct adequate and well-controlled clinical trials, and submit a new drug application (“NDA”) for FDA approval. The Company is also subject to healthcare laws and regulations, including the Anti-Kickback Statute, the False Claims Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Physician Payments Sunshine Act, and various state and foreign fraud and abuse laws. The biotechnology and biopharmaceutical industries are characterized by rapid evolution of technologies, fierce competition, and vigorous defense of intellectual property. These regulations govern the pre-clinical, clinical, and post-marketing requirements applicable to pharmaceutical product development, including IND submissions and related regulatory filings and compliance obligations.

There can be no assurance that the Company will be able to comply with all applicable regulatory requirements or that regulatory developments will not adversely affect its business.

Employees

As of December 31, 2025, the Company had two full-time employees and no part-time employees. The Company has not experienced any work stoppages. None of the Company’s employees are represented by a labor union or covered by collective bargaining agreements, and the Company considers its relationship with its employees to be good.

Available information

Our website address is www.qctechnologies.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Annual Report on Form 10-K. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Our Business

●	We expect that we will need to raise additional capital to fund our operations in order to continue as a going concern.

●	The market price of our Common Stock may be subject to significant fluctuations and volatility, and the stockholders of the Company may be unable to resell their shares at a profit and may incur losses.

●	We may issue additional equity securities in the future, which may result in dilution to existing investors.

●	The concentration of the capital stock ownership with insiders of the Company will likely limit the ability of our stockholders to influence corporate matters.

●	We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

●	An active trading market for our Common Stock may not be sustained.

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers.

●	We have recently shifted our business strategy from pharmaceutical development to laser-based computing for blockchain and high-performance computing, and we may not successfully develop, validate or commercialize our new technology.

●	The cryptocurrency and blockchain markets are highly volatile, and a sustained downturn in cryptocurrency prices or demand could materially reduce the market for our laser-based computing products.

●	Even if we are successful in developing qc-LPU100 and LPU prototypes, competitors in the industry may achieve technological breakthroughs that render our systems obsolete or inferior to other technology.

●	Our primary source for developing qc-LPU100 and LPU prototypes is through a licensing partnership, and therefore the Company is dependent upon maintaining and increasing the number of licensing agreements and developing annual recurring revenues through those partnerships, in order to continue to develop its business.

Risks Related to Our Legacy Pharmaceutical Business

●	Our legacy pharmaceutical product candidates, Isomyosamine and Supera-CBD, are subject to extensive clinical development, regulatory approval, and commercialization risks.

●	Any legacy pharmaceutical product candidate that obtains marketing approval would be subject to extensive post-marketing regulatory requirements, and could be subject to restrictions or withdrawal from the market.

●	The Company’s legacy Supera-CBD program, a synthetic analog of CBD, is in its earliest stages and subject to substantial uncertainty and significant regulatory risks that could reduce the value of this asset.

●	The commercial viability of our legacy pharmaceutical product candidates is dependent on market acceptance, pricing, reimbursement, and competition, any of which could reduce the value of these assets.

●	The Company’s legacy pharmaceutical operations are subject to healthcare laws and regulations, including anti-kickback, fraud and abuse, and healthcare reform legislation, which could affect the value of these pharmaceutical assets.

●	Our legacy pharmaceutical operations involve the use of hazardous materials, and we are subject to environmental, health, and safety laws and regulations.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their adequate protection.

●	Our potential strategy of obtaining rights to key technologies through in-licenses may not be successful.

●	Changes in patent law in the U.S. and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our laser-based computing technology and legacy pharmaceutical intellectual property.

Risks Related to Our Preferred Stock

●	Our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) and Series G Convertible Preferred Stock (“Series G Preferred Stock”) provide for the payment of dividends in cash, in shares of our Common Stock or in additional shares of Series G Preferred Stock, as applicable. If we pay such dividends in shares of Common Stock, it may result in dilution to existing investors.

●	Certain outstanding shares of preferred stock and common stock purchase warrants of the Company contain anti-dilution provisions that may result in the reduction of the conversion price of the applicable preferred stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of such preferred stock or upon the exercise of such warrants.

●	The Series H Certificate of Designations and Series H Purchase Agreement, as well as the Series G Certificate of Designations and the Series G Purchase Agreement contain restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.

In addition, we face other business, financial, operational and legal risks and uncertainties set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Risks Related to our Business

We expect that we will need to raise additional funding before we can expect to become profitable from our laser-based computing business or any realization of value from our legacy pharmaceutical product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to fund the development, commercialization, and deployment of our laser-based computing business, including the qc-LPU100 prototype, performance benchmarking, pilot testing, hardware certifications, manufacturing, and scaling deployment clusters. In addition, we hold legacy pharmaceutical assets, including Isomyosamine and Supera-CBD, and may incur costs in connection with maintaining or disposing of those assets as part of any strategic alternatives we evaluate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations before any commercial revenue may occur.

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

We may require significant additional capital to develop the qc-LPU100, finance pilot deployments and other development efforts, and execute our hardware commercialization plan, and we may be unable to obtain such capital on acceptable terms or at all.

Our shift to laser-based computing for blockchain, DePin Token infrastructure, and AI requires significant capital for prototype development, performance benchmarking, pilot testing, hardware certifications, manufacturing and scaling deployment clusters. Additional capital will likely be needed to fund operations through prototype completion, including R&D efforts, beta-unit deployment, and early commercialization, particularly given the volatility and cyclicality of the cryptocurrency sector.

Equity or debt financing may be unavailable or may occur on dilutive or unfavorable terms. Our ability to raise capital may be constrained by our prior going-concern history and our strategic transition. If we cannot secure additional financing, we may be forced to delay or reduce prototype development, defer regulatory certifications, scale back commercialization efforts, or cease operations.

Our primary source for developing qc-LPU100 and LPU prototypes is through a licensing partnership, and therefore the Company is dependent upon maintaining and increasing the number of licensing agreements and developing annual recurring revenues through those partnerships, in order to continue to develop its business.

We are in the early stages of shifting our business and recently began transitioning our products to LPU technology by licensing through a channel partner. There can be no certainty over the pace and scale of revenue growth generated from such relationship, which might take longer than anticipated to generate material revenues. In addition, we are dependent upon maintaining our existing partnership in order to continue to develop our business and annual recurring revenues. If revenues from our licensing relationship fail to develop, take longer than expected to develop, or we fail to maintain existing or increase the number of our partnerships, the impact could adversely affect its business, financial condition, and results of operations.

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

The market price of our Common Stock has been and could continue to be subject to significant fluctuation following. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Common Stock, regardless of the actual operating performance of the combined company. Some of the factors that may cause the market price of our Common Stock to fluctuate include:

●	actions by competitors

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by the us or our competitors;

●	conditions or trends in the quantum computing, cryptocurrency and blockchain industries;

●	changes in the economic performance or market valuations of quantum computing, cryptocurrency and blockchain companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition;

●	sale of our Common Stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of our Common Stock;

●	volatility in the market prices and trading volumes of the quantum computing, cryptocurrency and blockchain stocks;

●	our ability to finance our business;

●	ability to secure resources and the necessary personnel to pursue our plans;

●	failure to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of Common Stock by stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;

●	investigations by regulators into our operations or those of our competitors;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

We have incurred net losses in each year since our inception. We incurred net losses attributable to shareholders of $11,627,122 and $23,359,334, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $144,122,732. Substantially all our operating losses have resulted from costs incurred in connection with our research and development efforts and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years as we develop our laser-based computing technology, together with anticipated general and administrative expenses, will likely result in the company incurring significant losses for the next several years. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

Our limited operating history related to our laser-based computing technology may make it difficult to evaluate the success of our business to date and to assess our future viability.

As a result of our limited operating history related to our laser-based computing technology, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce the qc-LPU100. As a result, our scalable business model relating to our laser-based computing technology has not been formed and our technical roadmap may not be realized as quickly as expected, or even at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until our technology is developed, that requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results relating to our laser-based computing technology should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities.

We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. Our success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years and decade. There is no certainty these research and development milestones will be achieved as quickly as expected, or even at all.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Market opportunity estimates and growth forecasts, including those we have generated, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. In addition, alternatives to quantum-class laser-based computing may present themselves and if they did, could substantially reduce the market for quantum computing services. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with quantum computing solutions.

The methodology and assumptions used to estimate market opportunities may differ materially from the methodologies and assumptions previously used to estimate the total addressable market. To estimate the size of our market opportunities and our growth rates, we have relied on market reports by leading research and consulting firms. These estimates of the total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Advances in classical computing may prove more robust for longer than currently anticipated. This could adversely affect the timing of any quantum advantage being achieved, if at all.

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

As of April 12, 2026, our largest stockholder, PharmaCyte Biotech, Inc. (“Pharmacyte”) beneficially owns more than 10% of the issued and outstanding Common Stock of the Company. As a result, Pharmacyte may be able to significantly influence all matters submitted to the Company’s stockholders for approval, as well as the Company’s management and affairs. For example, Pharmacyte could significantly influence the election of directors or the approval of any merger, consolidation or sale of all or substantially all of the Company’s assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other.

In order to compete, we must attract, retain and motivate key associates, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.

We depend on our executive officers and management team to run our business. As we develop new business models and new ways of working, we will need to develop suitable skill sets within our organization. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees that have highly technical set of skills. The current market for such positions is highly competitive. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. Moreover, the loss of any of our senior management or other key employees or our inability to recruit and develop capable managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements.

We have a very limited workforce and are highly dependent on a small number of individuals to execute our business strategy, which exposes us to significant operational risk.

As of December 31, 2025, we had only two full-time employees and no part-time employees. Our limited workforce means that we are highly dependent on a very small number of individuals to manage all aspects of our business, including research and development, regulatory compliance, financial management, investor relations, and strategic planning. The loss, incapacity, or departure of any of these individuals could severely disrupt our operations and our ability to execute our business strategy. We rely heavily on third-party contractors and consultants for specialized functions, and any failure to retain or effectively coordinate with these third parties could delay our product development or commercialization efforts. Our minimal staffing also limits our capacity to respond to unexpected challenges, pursue multiple strategic initiatives simultaneously, or scale our operations rapidly if market conditions warrant. If we are unable to attract and retain additional qualified personnel as our business grows, or if our limited workforce is unable to effectively manage the demands of our business, our ability to achieve our strategic objectives could be materially impaired.

The quantum computing industry is competitive and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

Since our change in business strategy, we now operate in markets that are rapidly evolving and highly competitive. We expect competition to intensify as the marketplace continues to mature and new technologies and competitors enter. Our current competitors include:

●	less-established public and private companies focused on blockchain and cryptocurrency infrastructure through quantum-class laser-based computing;
●	new or emerging entrants seeking to develop competing prototypes;
●	research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union; additional countries may decide to fund quantum computing programs in the future.

We compete based on various factors, including technology, performance, brand recognition and reputation, scalability and reliability, data governance and security. Many of our competitors have substantially greater partner relationships, and financial, technical and other resources than we do. They may be able to respond more effectively than us to new or changing opportunities, technologies and standards. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum technology, which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business.

Additionally, we must be able to achieve our objectives in a timely manner such that we don’t lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.

Even if we are successful in developing qc-LPU100 and LPU prototypes, competitors in the industry may achieve technological breakthroughs that render our systems obsolete or inferior to other technology.

Our continued growth and success depend on our ability to innovate and develop LPU technology in a timely manner and effectively license these products. Without timely innovation and development, our technology could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years, that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs that render our technology obsolete or inferior to other products could have a material adverse effect on our business, financial condition or results of operations.

The quantum-class laser computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we anticipate, if it encounters negative publicity or if quantum computing products and services generally do not achieve commercial adoption, the growth of our business will be harmed.

The nascent market for quantum-class laser computing technology is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. Our success will depend to a substantial extent on the willingness of the industry to adopt LPU technology to in organizations, government agencies, and other users of quantum computing offerings. Negative publicity concerning the quantum computing industry as a whole could limit market acceptance of our offerings. If our clients and partners do not perceive the benefits of our technology and services, or if they do not drive customer engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and industry concerns or negative publicity regarding technophobic views in the context of quantum computing could limit market acceptance of our quantum computing products and services. If any of these events occur, our business, prospects, financial condition and operating results could be harmed.

In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computers. Technical failures at other quantum computing companies could limit acceptance of our services and technology. Negative publicity concerning the quantum computing industry as a whole could limit acceptance of our products and services. While we believe that quantum-class laser computing technology will solve many large-scale problems, it is possible that such problems may never be solvable by quantum computing technology. If any of these events occur, it could have a material adverse effect on our business, financial condition and results of operations.

The cryptocurrency and blockchain markets are highly volatile, and a sustained downturn in cryptocurrency prices or demand could materially reduce the market for our laser-based computing products.

Our laser-based computing products, including the qc-LPU100, are primarily targeted at cryptocurrency infrastructure, DePin Token ecosystems, and blockchain applications. The cryptocurrency market has historically experienced extreme price volatility, including dramatic declines in the market prices of Bitcoin, Ethereum, and other digital assets. A sustained downturn in cryptocurrency prices could significantly reduce investment in cryptocurrency mining, blockchain infrastructure, and related computational services, thereby decreasing demand for our products. Additionally, the cryptocurrency industry has experienced high-profile failures of exchanges, lending platforms, and other participants, which have eroded confidence in the industry. Any reduction in the overall size, growth, or acceptance of the cryptocurrency and blockchain ecosystem, whether due to market conditions, regulatory actions, security breaches, or loss of investor confidence, could materially limit our addressable market and adversely affect our business, financial condition, and results of operations.

Unfavorable conditions in our industries or the global economy could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industries or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, international trade relations, tariffs, public health emergencies, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, amounts they owe.

Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or sales of debt or equity securities. We cannot predict the timing, location, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

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

In addition, we collect and store sensitive data, including intellectual property, research data, our proprietary business information and that of our suppliers, technical information about our products, and employee records. Similarly, our third-party providers possess certain of our sensitive data and confidential information. The secure maintenance of this information is critical to our operations and business strategy. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyberintrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyberintrusions, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations or our product development programs and damage to our reputation, which could adversely affect our business.

Risks Related to Our Legacy Pharmaceutical Business

Our legacy pharmaceutical product candidates, Isomyosamine and Supera-CBD, are subject to extensive clinical development, regulatory approval, and commercialization risks that could reduce the value of these assets.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Clinical drug development is lengthy, expensive, and inherently uncertain. With regard to Isomyosamine, the Company has completed certain early-stage pre-clinical testing and IND submission for some, but not all, targeted indications. With regard to Supera-CBD, the Company remains in the pre-clinical stage, which is the earliest stage of development. Clinical trials are expensive, difficult to design and implement, and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Success in pre-clinical studies and earlier clinical trials is not predictive of results in later-stage clinical trials. Many companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. These risks affect the value of the Company’s pharmaceutical assets.

The process of obtaining marketing approvals for pharmaceutical products, both in the U.S. and abroad, is expensive and takes many years, and there is no assurance that approval would be obtained. The Company has limited experience in submitting and supporting regulatory filings. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application, or may require additional pre-clinical, clinical, or other studies. Approval may be for a narrower indication than sought, or may be subject to significant limitations, including Risk Evaluation and Mitigation Strategies, post-marketing study requirements, or restricted distribution. These regulatory uncertainties reduce the value of these assets in connection with any strategic alternatives the Company evaluates.

Any legacy pharmaceutical product candidate that obtains marketing approval would be subject to extensive post-marketing regulatory requirements, and could be subject to restrictions or withdrawal from the market.

The Company’s legacy product candidates and the activities associated with their development and potential commercialization, including testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing in compliance with current Good Manufacturing Practices, quality control, quality assurance, and corresponding maintenance of records and documents. Discovery of previously unknown adverse events or other problems with these product candidates, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements, could result in restrictions on such products, warning or untitled letters, withdrawal of products from the market, refusal to approve pending applications, product recalls, fines, suspension or withdrawal of marketing approvals, product seizure, or injunctions or the imposition of civil or criminal penalties. These regulatory risks affect the value of the Company’s pharmaceutical assets.

The commercial viability of our legacy pharmaceutical product candidates is dependent on market acceptance, pricing, reimbursement, and competition, any of which could reduce the value of these assets.

The commercial viability of Isomyosamine, Supera-CBD, or any other legacy product candidate depends in part on the acceptance of providers, patients, patient advocacy groups, third-party payors, and the general medical community. Market acceptance depends on several factors, including the efficacy, durability, and safety of such product candidates as demonstrated in clinical trials, the potential and perceived advantages over alternative treatments, the cost of treatment, and the strength of marketing and distribution support. Absent adequate coverage and reimbursement from third-party payors, the commercial viability of these products would be adversely affected. The pharmaceutical market is highly competitive, subject to rapid technological change, and significantly affected by existing rival drugs. Competitors may develop products more rapidly or more effectively, and their success could adversely affect the value of the Company’s legacy pharmaceutical programs.

The Company’s legacy pharmaceutical operations are subject to healthcare laws and regulations, including anti-kickback, fraud and abuse, and healthcare reform legislation, which could affect the value of these pharmaceutical assets.

The Company’s legacy pharmaceutical product candidates and any arrangements with healthcare providers, third-party payors, and customers associated with them are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which such products could be marketed, sold, and distributed. These include federal and state anti-kickback statutes, false claims laws, physician transparency requirements, and patient data privacy and security regulations. In addition, healthcare reform legislation, including the Affordable Care Act and subsequent legislative and regulatory changes, has significantly affected the pharmaceutical industry. These laws may increase the difficulty and cost of commercializing pharmaceutical product candidates and may affect the prices that could be set. The FDA’s ability to review and approve new products may also be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes, and global health concerns. These regulatory factors affect the value of the Company’s legacy pharmaceutical assets.

Our legacy pharmaceutical operations involve the use of hazardous materials, and we are subject to environmental, health, and safety laws and regulations.

Our legacy pharmaceutical operations involve the use of hazardous materials, including chemicals and biological materials. We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. We generally anticipate contracting with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Our failure to comply with applicable environmental, health, and safety laws and regulations may result in substantial fines, penalties, or other sanctions.

Risks Related to Government Regulation

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

We may be subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

If we successfully finalize the qc-LPU100 prototypes, our technology and services may be subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. Government embargoed or sanctioned countries, governments, persons and entities. In addition, certain technology may be subject to export licensing or approval requirements. Potential exports of our technology must be made in compliance with export control and sanctions laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines that may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements and have enacted laws that could limit our ability to distribute our products and technologies or could limit our end customers’ ability to implement our services in those countries. Changes in our technologies or changes in applicable export or import laws and regulations also may create delays in the introduction and sale of our products and technologies in international markets or, in some cases, prevent the export or import of our technologies to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products and services or in our decreased ability to export or sell our products and services to existing or potential customers. Any decreased use of our products and services or limitation on our ability to export or sell our products and services would likely adversely affect our business, financial condition and results of operations.

Other countries in addition to the U.S. and U.K. also regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to license our technology. Changes to our technology or future changes in export and import regulations may create delays in the introduction of our LPU technology in international markets or, in some cases, prevent the export or import of our technology to certain countries, governments, or persons altogether.

We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing and LPU technology are currently evolving and we face risks associated with changes to these regulations.

The regulatory framework for artificial intelligence (“AI”) technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Evolving related to artificial intelligence could affect demand for our laser-based computing products and adversely

We incorporate AI solutions into our platform technology, services, and features, and these applications are important in our operations. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Our laser-based computing products, including the qc-LPU100, are designed to address computationally intensive workloads, including artificial intelligence and machine learning applications. As AI technologies become increasingly subject to regulation, the demand for computing infrastructure that supports AI workloads, including our LPU systems, may be affected development, deployment, or technologies by customers or the markets which products are deployed

Certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies recently entered into force in the United States and Europe. In the United States, the former Biden administration issued a broad Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), which sets out principles intended to guide AI design and deployment for the public and private sectors and signals the increase in governmental involvement and regulation over AI technologies. Agencies such as the Department of Commerce and the FTC have issued proposed rules governing the use and development of AI technologies. Legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. Such additional regulations may impact our ability to develop, use, and commercialize AI technologies offered by our service providers and within our products and services in the future. This executive order was revoked by President Trump on January 23, 2025. Subsequently, on January 23, 2025, the President issued Executive Order on Removing Barriers to American Leadership in Artificial Intelligence, which directed relevant agencies to develop an action plan to assure global dominance by the United States in artificial intelligence, and to examine any actions taken in connection with the 2023 AI Order, which are incongruent with Trump’s order.

On May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act entered into force on August 2, 2024, and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our system and business and the way in which we use AI technologies. We may need to expend resources to adjust our system in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Intellectual Property

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We will primarily rely on patent, copyright, trademark, and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies or processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite efforts by the us to protect our proprietary technologies and processes. While we hold rights in several patents, there can be no assurances that any additional patents will be issued, or additional rights will be granted, to us. Even if new patents are issued, the claims allowed may not be sufficiently broad to adequately protect our technology and processes. Our competitors may also be able to develop similar technology independently or design around the patents and other agreements under which we have rights.

Currently, the Company has 19 issued U.S. patents, 70 foreign patents, and 4 foreign patent applications pending in such jurisdictions as Canada, China, Israel, and Japan, which if issued are expected to expire between 2036 and 2041. Although we expect to obtain additional patents and in-licenses in the future, there is no guarantee that we will be able to successfully obtain such patents or in-licenses in a timely manner or at all. Further, any of our rights to existing patents, and any future patents issued to us, may be challenged, invalidated, or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents or rights to patents or under other agreements do not adequately protect our technology or processes, competitors may be able to offer products similar to our products.

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

We may also face risks relating to technology transfer, integration of LightSolver’s photonic systems into our hardware platforms, failure to obtain new patents or extensions, and potential intellectual property disputes. If we are unable to secure, maintain, or enforce the intellectual property rights necessary to support our product roadmap, or if LightSolver is unable to meet its obligations or experiences financial, developmental, or operational difficulties, our commercialization efforts could be delayed or rendered infeasible.

In addition, although we are not currently experiencing any claims challenging our rights under our licensing and distribution arrangements, we may in the future be subject to claims and/or disputes may arise regarding intellectual property subject to distribution and licensing agreements, including:

●	the scope of rights granted under existing and future license and distribution agreements and other interpretation-related issues;

●	the extent to which our technology and processes infringe on intellectual property held by the counterparty that is not subject to the distribution or licensing agreement;

●	the sublicensing of patent and other rights under our existing relationship and any collaboration relationships we might enter into in the future;

●	our diligence obligations under license and distribution agreements and what activities satisfy those diligence obligations;

●	Third party rights to intellectual property that our activities (or those of our collaboration partner) are alleged to infringe or violate, which might hinder or prevent our ability to develop, market, and otherwise commercialize such LPU technology and products; and

●	Third parties who infringe or violate the intellectual property rights that we or our collaboration partner hold, which if not suitably challenged could result in decreased market share and profitability of our collaboration arrangement. Further, adverse decisions in a dispute, such as by a court, arbitrator, or administrative agency, might also result in the invalidation of, narrowing of the scope of, or other loss or diminishment of rights in the intellectual property that make it difficult or impossible to make fair use of such rights to legally prevent further aspects of competition in certain markets as to certain products.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license or have rights to distribute, as we are for intellectual property that we own, which may be described elsewhere under “Risks Related to Our Intellectual Property.” If we or our collaboration partner(s) fail to adequately protect this intellectual property, our ability to commercialize our laser-based computing products or realize value from our legacy pharmaceutical assets could suffer. Moreover, if disputes over intellectual property that we have licensed or have rights to distribute prevent or impair our ability to maintain our current licensing or distribution arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize our laser-based computing technology or realize value from our legacy pharmaceutical assets, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Litigation may be necessary to defend against any claims or disputes challenging rights under such licensing and/or distribution arrangements, or for infringing or violating the intellectual property rights of third parties. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property or distribution rights, such as exclusive ownership of, or right to use or commercialize, valuable technology or intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more products or services. We may not be successful in obtaining or maintaining necessary rights to the photonic systems or any related products and services, even through further acquisitions, in-licenses, and distribution arrangements.

Competitors may infringe our patents or the patents of our licensors. Although we are not currently involved in any litigation, if our licensing partner initiated legal proceedings against a third party to enforce patent rights covering one of our products or services, the defendant could counterclaim that the patent covering our product or service is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. There are USPTO administrative proceedings that competitors can seek to use to challenge intellectual property rights covering the products we distribute, as well. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Furthermore, because of the substantial amount of discovery required in connection with litigation, there is a risk that confidential information of our or our collaboration partner(s) could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties, including potentially wrongfully use or disclosure of alleged trade secrets of their former employers.

Third-party claims of intellectual property infringement may prevent, delay or otherwise interfere with our business operations.

Although our business is transitioning away from pharmaceuticals, past activities regarding our product candidates and their development may be accused of infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that past activities with our product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we were developing our product candidates. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our field, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

Risks Related to Our Preferred Stock

Holders of our Series H Preferred Stock and Series G Preferred Stock are entitled to certain payments under the applicable Certificate of Designations that may be paid in cash, in shares of Common Stock or in additional shares of Series G Preferred Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.

Holders of our Series H Preferred Shares are entitled to receive dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears (i) on the first trading day of each quarter, commencing on October 1, 2025 (ii) upon any redemption or any required payment upon any Triggering Event (as defined in the Series H Certificate of Designations. The holders of the Series H Preferred Shares are also entitled to receive a dividend make-whole payment. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series H Certificate of Designations), the Series H Preferred Shares accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of the Series H Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Series H Preferred Shares at a premium set forth in the Series H Certificate of Designations. If such Triggering Event occurs, our financial condition and results of operations could be materially affected.

If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity. Our ability to make payments due to the holders of our Series H Preferred Shares using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the Delaware General Corporation Law (the “DGCL”). Additionally, the holders of the Series G Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly, at the holder’s sole discretion, in cash, or “in kind” in the form of additional Series G Preferred Stock, or a combination thereof. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of our Series H Preferred Stock and Series G Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the DGCL.

Certain outstanding shares of preferred stock and common stock purchase warrants of the Company contain anti-dilution provisions that may result in the reduction of the conversion price of the applicable preferred stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of such preferred stock or upon the exercise of such warrants.

The Series H Certificate of Designations and Series G Certificate of Designations and the warrants issued concurrently therewith (as applicable, the “Series G Warrants” or the “Series H Warrants”), as well as the warrants (as applicable, the “Series F Warrants” or the “Series F-1 Warrants”) issued in connection with the issuance of the Company’s Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”) and Series F-1 Convertible Preferred Stock, par value $0.001 per share (“Series F-1 Preferred Stock”), contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. If in the future, while any of our Series H Preferred Stock, Series G Preferred Stock, Series H Warrants or Series F Warrants, Series F Warrants, and Series F-1 Warrants are outstanding, we issue securities for a consideration per share of Common Stock (the “New Issuance Price”) that is less than the applicable conversion price of our preferred stock or the exercise price of the warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the applicable Certificate of Designations or the applicable warrants, to reduce the conversion price or the exercise price to be equal to the New Issuance Price, which will result in a greater number of shares of Common Stock being issuable upon conversion or exercise, as applicable, which in turn will increase the dilutive effect of such conversion or exercise on existing holders of our Common Stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series H Preferred Stock or Series G Preferred Stock or the exercise of the Series H Warrants, Series G Warrants or Series F Warrants, or Series F-1 Warrants if we enter into a future transaction that reduces the applicable conversion price or exercise price. If we do not have a sufficient number of available shares for any such conversions or any such warrant exercises, we may need to seek stockholder approval to increase the number of authorized shares of our Common Stock, which may not be possible and will be time-consuming and expensive. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of our Series H Preferred Stock, Series G Preferred Stock or Series G Warrants, Series H Warrants, Series F Warrants, or Series F-1 Warrants are outstanding.

The Series H Certificate of Designations and Series G Certificate of Designations contains restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.

The Series H Certificate of Designations and Series G Certificate of Designations contains certain restrictive covenants including but not limited to, maintaining a Cash Minimum (as defined in the Series H Certificate of Designations), restrictions on incurring any indebtedness until the date on which no Series H Preferred Shares or Series G Preferred Stock are outstanding, subject to certain exceptions, restrictions on directly or indirectly, redeeming, repurchasing or declaring or paying any cash dividend or distribution on any of our capital stock (other than as required by the applicable Certificate of Designations and subject to certain exceptions as set forth therein), and restrictions on directly or indirectly, permitting any of our indebtedness to mature or accelerate prior to the Maturity Date (as defined in the Series H Certificate of Designations). Additionally, the Series H Preferred Shares and Series G Preferred Stock also contains certain purchase rights (the “Purchase Rights”) permitting the holders of the applicable preferred stock to acquire upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all of its Series H Preferred Shares or shares of Series G Preferred Stock. These restrictive covenants may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

Under the Series H Purchase Agreement and Series G Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Series H Purchase Agreement contains, among others, the following restrictive covenants: (A) unless Stockholder Approval is obtained, the Company may not effect (i) any Dilutive Issuance (as defined in the Series H Certificate of Designations) or (ii) without the prior written consent of the Required Holders (as defined in the Series H Certificate of Designations), issue or sell (or enter into any agreement or publicly announce the intention to grant, issue or sell) securities containing any anti-dilution price-based adjustments, (B) until ninety (90) days following the earlier of (x) the date on which this registration statement is declared effective or (y) the date on which the selling stockholders may sell their Series H Conversion Shares or shares of Common Stock issuable upon exercise of the warrants issued in connection with the Series H Preferred Stock (the “Series H Warrants”) without restriction pursuant to Rule 144 under the Securities Act, we may not issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security, (C) until all of the Series H Warrants are no longer outstanding, we shall be prohibited from effecting or entering into an agreement to effect any subsequent placement involving a variable rate transaction, and (D) until the later of (i) the Maturity Date (as defined in the Series H Certificate of Designations), and (ii) the date in which no Series H Preferred Shares remain outstanding, the Company must provide the holders of the Series H Preferred Shares the opportunity to participate in any subsequent securities offerings by us. The Series G Purchase Agreement, pursuant to which we issued the Series G Preferred Stock, contains, among others, the following restrictive covenants: (i) until all of the Series G Warrants are exercised, we agreed not to enter into any variable rate transactions; and (ii) until the later of no shares of Series G Preferred Stock being outstanding and the second anniversary of the Series G Closing Date, the opportunity to participate in any subsequent securities offerings by us.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of each purchase agreement, or we may be forced to seek a waiver from the investors party to each purchase agreement, which such investors are not obligated to grant to us.

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

As previously disclosed, on March 17, 2025, we received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price for our Common Stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that the Company will be provided with a compliance period until September 15, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On September 16, 2025, the Company received written notice from Nasdaq that Nasdaq determined the Company regained compliance with Nasdaq Listing Rule 5550(a)(2), and considers the matter closed.

There is no assurance that we will maintain compliance with minimum listing requirements in the future. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

In addition, we may be required to issue an indeterminate number of shares of Common Stock to the holders of our Series H Preferred Stock, Series G Preferred Stock and related warrants upon the conversion or exercise of either, as applicable. See “Risk Factors—Risks Related to Our Preferred Stock— Holders of our Series H Preferred Stock, and Series G Preferred Stock are entitled to certain payments under the applicable Certificate of Designations that may be paid in cash, in shares of Common Stock or in additional shares of Series G Preferred Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.” and “Risk Factors—Risks Related to Our Preferred Stock—The Certificate of Designations for the Series H Preferred Stock and Series G Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the applicable preferred stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series H Preferred Stock and Series G Preferred Stock or upon the exercise of the warrants.”

We do not anticipate paying cash dividends on our Common Stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our Common Stock and do not expect to do so in the foreseeable future. So long as any shares of Series H Preferred Stock or Series G Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the respective Certificate of Designations) without the prior written consent of the Required Holders (as defined in the respective Certificate of Designations). The declaration of dividends is further subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant our board of directors. You should not rely on an investment in us if you require dividend income from your investment in us. The success of your investment will likely depend entirely upon any future appreciation of the market price of our Common Stock, which is uncertain and unpredictable. There is no guarantee that our Common Stock will appreciate in value.

If securities analysts do not publish research or reports about our business, or if they publish negative evaluations, the price of our Common Stock could decline.

The trading market for our Common Stock relies in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly traded companies active in the technology, blockchain, and laser computing industries, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover the Company (if any) downgrades our stock, our stock price would likely decline. If one or more of these analysts cease coverage of the Company, we could lose visibility in the market, which in turn could cause our stock price to decline. Additionally, if securities analysts publish negative evaluations of competitors in the technology and computing industries, the comparative effect could cause our stock price to decline.

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

We may be subject to securities litigation in the future.

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

Current market and economic conditions in one or more of our markets could impact our ability to grow our business.

Over the last few years in the U.S. and globally, market and economic conditions have been challenging, particularly in light of public health pandemics and, more recently, as a result of uncertainty concerning government shutdowns, debt ceilings, government funding and trade wars. Any negative impact on economic conditions and international markets, continued volatility or deterioration in the debt and equity capital markets, heightened inflation, deflation or other adverse economic conditions may adversely affect our business, liquidity, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We operate as a pre revenue company with operations in both the laser-based computing and legacy biotechnology sectors, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Both our executive management team and our board of directors are involved in the assessment, identification, and management of such risks, including prevention, mitigation, detection, and remediation of cybersecurity incidents. We do not engage outside assessors, consultants, auditors or other third parties in connection with our assessment, identification and management of material risks associated with cybersecurity threats.

Our executive management team, including our Executive Chairman and interim chief financial officer, are responsible for day-to-day assessment, identification and management of material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The executive management team monitors current events in order to remain aware of current cybersecurity threats and is informed of cybersecurity incidents as they arise by our employees. Our Executive Chairman and interim chief financial officer are experienced business executives and as such have experience with regard to assessing and managing such cybersecurity risks. Our executive management team reports information about such cybersecurity risks to the board of directors.

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

Item 2. Properties.

The Company utilities a shared office and service provider as its current corporate headquarters located at 1185 Avenue of the Americas, Suite 249, New York, NY 10036. The Company’s monthly service fee is $136.

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

Item 3. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. For a discussion of material legal proceedings affecting us as of December 31, 2025, please read Note 8 to the consolidated financial statements under “Litigation and Settlements,” which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock began trading on the Nasdaq Capital Market under the symbol “AKER” on January 23, 2014. On April 19, 2021, the symbol for our Common Stock changed to “MYMD.” On July 22, 2024, the symbol for our Common Stock changed to “TNFA.” Effective before the open of market trading on September 25, 2025, the Company’s Common Stock ceased trading under the ticker symbol “TNFA” and began trading on the Nasdaq Stock Market under the ticker symbol “QCLS”.

Holders

As of April 12, 2026, there were approximately 741 holders of record of our Common Stock.

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

We currently intend to retain earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board and will depend on such factors as earning levels, contractual restrictions, capital requirements, our overall financial condition and any other factors deemed relevant by the Board. In addition, so long as any shares of Series H Preferred Stock or Series G Preferred Stock are outstanding, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the respective Certificate of Designations) without the prior written consent of the Required Holders (as defined in the respective Certificate of Designations).

Unregistered Sales of Securities

No unregistered securities were issued during the fiscal year ended December 31, 2025 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not re-purchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

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

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and SEC rules and regulations. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	fluctuation and volatility in market price of our Common Stock due to market and industry factors, as well as general economic, political and market conditions;

●	the impact of dilution on our stockholders;

●	the outcome of litigation or other proceedings we may become subject to in the future;

●	the impact of our ability to meet the continued listing requirements of the Nasdaq Capital Market;

●	our availability and ability to continue to obtain sufficient funding to conduct planned research and development efforts, including prototype development and commercialization of our laser-based computing business, and realize potential profits;

●	our ability to develop and commercialize the qc-LPU100 laser-based computing system and to realize value from our legacy pharmaceutical assets, including Isomyosamine and Supera-CBD;

●	the impact of the complexity of the regulatory landscape on our ability to obtain certification for our laser-based computing products, including hardware certifications for the qc-LPU100, and on the regulatory status of our legacy pharmaceutical product candidates, both within and outside of the U.S.;

●	the potential impact of changes in the legal and regulatory landscape, both within and outside of the U.S.;

●	the potential future impact of pandemics on the administration, funding and policies of regulatory authorities, both within and outside of the U.S.;

●	our dependence on third parties, including LightSolver Ltd. for licensed technology, and third-party contractors for the development and manufacture of our laser-based computing products and the maintenance of our legacy pharmaceutical assets;

●	challenges we may face with respect to our laser-based computing products achieving market acceptance by customers, and the value of our legacy pharmaceutical product candidates;

●	emerging competition and rapidly advancing technology in our industries, including from established semiconductor companies, photonic and quantum computing competitors, and pharmaceutical companies;

●	our ability to obtain, maintain and protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on its proprietary rights;

●	our ability to maintain adequate cyber security and information systems;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	emerging competition and rapidly advancing technology in our industry;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	challenges we may face in identifying, acquiring and operating new business opportunities;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate; and

●	our compliance with all laws, rules, and regulations applicable to our business.

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

Recent Developments

Consulting Agreement

On January 16, 2026, the Company entered into a consulting agreement (the “Consulting Agreement”) with Chelsea Voss (the “Consultant”), a current director of the Company, pursuant to which, the Consultant agreed to provide certain consulting services to the Company, including evaluating companies and making related introductions, analyzing technologies and operations, reviewing and advising on potential acquisitions and any other consulting or advisory services which the Company reasonably requests that the Consultant provide to the Company. The Consulting Agreement has a term of twelve (12) months, unless earlier terminated pursuant to the terms of the Consulting Agreement or upon the mutual written consent of the Company and the Consultant in accordance with the terms of the Consulting Agreement.

Pursuant to the Consulting Agreement, the Company agreed to (i) pay the Consultant a monthly fee equal to $12,500 (or, $150,000 annually) payable in arrears on a monthly basis, (ii) grant to the Consultant 212,500 restricted stock units, subject to the terms and conditions of the Company’s standard restricted stock unit award agreement and the Q/C Technologies, Inc. 2021 Equity Incentive Plan, as amended (the “Plan”), which vest in four substantially equal installments on the quarterly anniversaries of the issuance date, provided that the Consultant continues to provide services to the Company through such applicable vesting dates and subject to the related restricted stock unit award agreement, and (iii) grant to the Consultant stock options to purchase up to an aggregate of 212,500 shares of Common Stock at an exercise price equal to the greater of (a) $5.097 per share and (b) the fair market value per share of Common Stock on the date of grant (the “Consultant Options”), subject to the terms and conditions of the Company’s standard nonqualified stock option award agreement and the Plan. The Consultant Options vest and become exercisable in four (4) substantially equal installments on each quarterly anniversary of the issuance date, provided that the Consultant continues to provide services to the Company through such applicable vesting dates.

Employment Agreement

On April 13, 2026, the Company entered into an executive compensation agreement (the “Employment Agreement”) with Joshua Silverman, who serves as the Company’s Executive Chairman, setting forth the terms and conditions of Mr. Silverman’s continued employment as a member of the Company’s Board of Directors and as the Company’s Executive Chairman. The Employment Agreement has a three-year initial term commencing on April 13, 2026 (the “Effective Date”), which term automatically renews each year for successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Employment Agreement.

The Employment Agreement provides that Mr. Silverman will be entitled to receive an annual base salary of one hundred and twenty thousand dollars ($120,000) (“Base Salary”), payable in accordance with the Company’s normal payroll practices. For each fiscal year during the employment period, Mr. Silverman is eligible to receive an annual bonus upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. The Employment Agreement also entitles Mr. Silverman to receive customary benefits and reimbursement for ordinary business expenses.

Pursuant to the Employment Agreement, Mr. Silverman is entitled to receive, on the Effective Date and subsequently on the first day of each calendar quarter thereafter, a number of fully vested restricted stock units (“RSUs”) equal to an aggregate value of $60,000 per grant calculated based on the closing price of the Company’s Common Stock as of the grant date or the closing price of the last preceding business day if the grant date is not a business day (rounded down for any fractional shares). The RSUs granted pursuant to the Employment Agreement are subject to the terms and conditions of the Company’s standard restricted stock unit award agreement and the Company’s long-term equity incentive plan. With respect to the RSU grants provided in the Employment Agreement, the Company further agreed to provide Mr. Silverman with an additional lump-sum cash payment equal to any estimated personal income and applicable employment taxes to be withheld or paid in connection with Mr. Silverman’s receipt of the applicable RSUs.

In the event Mr. Silverman’s employment is terminated by the Company for Cause (as defined in the Employment Agreement) or by Mr. Silverman without Good Reason (as defined in the Employment Agreement), Mr. Silverman will be entitled to: (i) any earned but unpaid Base Salary earned during his employment and applicable to all pay periods prior to the termination date, and (ii) any unpaid expense reimbursements and vested amounts and benefits in accordance with the terms of any applicable plan, program, corporate governance document, policy, agreement or arrangement of the Company (collectively, “Accrued Compensation”).

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason, then, subject to certain conditions set forth in the Employment Agreement (including the execution and non-revocation of a general release of claims), Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to two times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason within two (2) years after a Change in Control (as defined in the Employment Agreement) or within six (6) months prior to a Change in Control, Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to three times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

The Employment Agreement also contains customary provisions relating to, among other things, confidentiality and non-disparagement.

Financial Operations Overview

The Company is a pre-revenue company that has not generated any revenue from product sales to date. The Company’s primary revenue opportunity is its laser-based computing business, through which it intends to generate revenue from a combination of hardware sales, leasing arrangements, subscription-based access to LPU clusters, and potential licensing or royalty arrangements associated with the integration of its technology into blockchain infrastructure or other computing platforms. In addition, the Company holds legacy pharmaceutical assets, including the Isomyosamine and Supera-CBD product candidates. The Company does not expect to generate revenue from these pharmaceutical assets and is evaluating strategic alternatives, which may include divestiture or out-licensing.

We anticipate that our expenses will increase significantly as we advance the development and commercialization of our laser-based computing business, including prototype development, performance benchmarking, pilot testing, hardware certifications, manufacturing, and deployment of LPU systems.

As a result of these anticipated expenditures, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.

Components of our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of pharmaceutical products in the near future. With respect to our laser-based computing business, the Company intends to generate revenue through a combination of hardware sales, leasing arrangements, and service-based offerings, including subscription-based access to LPU clusters and potential licensing or royalty arrangements.

Operating Expenses

Our operating expenses are broken into several components, including research and development and general and administrative costs. We expect operating expenses to increase as we advance prototype development, performance benchmarking, pilot testing, and early commercialization activities for our laser-based computing business, and as we incur costs to maintain our legacy pharmaceutical assets, including Isomyosamine and Supera-CBD, while we evaluate strategic alternatives.

Research and Development

Our research and development expenses consist of costs associated with both our laser-based computing business and the maintenance of our legacy pharmaceutical product candidates, Isomyosamine and Supera-CBD. For our laser-based computing business, these costs include prototype development expenses for the qc-LPU100, performance benchmarking activities, LightSolver licensing costs, consulting and general development expenses, and related engineering and technical costs. For our legacy pharmaceutical business, these costs include, but are not limited to:

●	Contractual agreements with third parties, including contract research organizations, for the maintenance of legacy pharmaceutical programs;

●	Outside consultants including fees and expenses;

●	Laboratory supplies and equipment;

●	Regulatory compliance; and

●	Patent application and maintenance costs to protect our intellectual property.

None of our two employees are principally involved in research and development activities for either the laser-based computing business or our legacy pharmaceutical product candidates, Isomyosamine or Supera-CBD. Their salaries, wages and benefits are captured as a component of research and development but not allocated to specific projects.

We utilize third party contractors and consultants with expertise in specific research or development activities to perform work under the supervision of our researchers. We believe this allows us to control costs and to progress through the development cycle and to utilize our staff more efficiently.

It is difficult to project with absolute accuracy the duration or final cost of the development of our laser-based computing products, including the qc-LPU100, or our legacy pharmaceutical product candidates, Isomyosamine and Supera-CBD, or if revenue will be generated from the commercialization of any of these products. For our laser-based computing business, costs will depend on the pace of prototype development, benchmarking results, regulatory certifications, and deployment timelines. For our legacy pharmaceutical business, the process of achieving regulatory approval is very costly and time consuming.

General and Administrative

General and administrative expenses primarily consist of salaries, wages and benefits for our employees in the executive and accounting functions and third-party costs for legal, accounting, insurance, investor relations, stock market and board expenses.

Although treated as components of general and administrative expenses, we have chosen to disclose the following significant items separately:

Stock Based Compensation

Stock based compensation includes the fair market value, as determined using the Black-Scholes option pricing model, of stock options issued to key staff and consultants.

Franchise Tax Expenses

Franchise taxes paid to the State of Delaware based on the number of authorized shares of Common Stock.

Warrant Issuance Expense

The bifurcated fair market value of warrants issued with the private placement of Series F-1 Preferred Stock, Series G Preferred Stock, and Series H Preferred Stock.

Other Income (Expense), net

Other income (expense), net consists of interest and dividends earned on our cash, cash equivalents, and investments, gains on the sale marketable securities, losses on equity investments, and an uninsured casualty loss.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2025 and 2024

The following table summarized the results of operations for the years ended December 31, 2025 and 2024.

	For the Years Ended
	December 31,			%
Description	2025	2024	Change	Change
Operating Expenses
Administrative Expenses	3,692,804	4,118,186	(425,382)	(10.3)
Research & Development Expenses	3,471,841	3,441,010	30,831	0.9
Stock Based Compensation	2,174,524	1,60,444	1,117,253	105.4
Franchise Tax Expense	200,050	40,548	159,502	393.4
Series F-1 Warrant Issuance Expenses	-	539,097	(539,097)	(100.0)
Series G Warrant Issuance Expenses	-	969,505	(969,505)	(100.0)
Series H Warrant Issuance Expenses	264,417	-	264,417	100.0
Total Operating Expenses	9,806,809	10,168,790	(361,981)	(3.6)
Loss from Operations	(9,806,809)	(10,168,790)	361,981	(3.6)
Total Other Income/Expense	(1,779,765)	(13,190,544)	11,410,779	(86.5)
Net Loss	(11,586,574)	(23,359,334)	11,772,760	(50.4)
Preferred Stock Dividends	3,357,324	3,801,885	(444,561)	(11.7)
Net Loss Attributable to Common Stockholders	(14,943,898)	(27,161,219)	12,217,321	(45.0)

Revenue

We had no revenue from operations during the years ended December 31, 2025 and 2024.

Administrative Expenses

The table below summarizes our administrative expenses for the years ended December 31, 2025, and 2024 as well as the percentage of change year-over-year:

	For the Years Ended
	December 31,			%
Description	2025	2024	Change	Change
Personnel Costs	380,513	651,100	(270,587)	(41.6)
Professional Service Costs	1,442,119	1,249,297	192,822	15.4
Stock Market & Investor Relations Costs	704,682	798,583	(93,901)	(11.8)
Other Administrative Expense	1,165,490	1,419,206	(253,716)	(17.9)
Total Administrative Expenses	3,694,829	4,120,210	(425,381)	(10.3)

Personnel costs decreased $270,857, or 41%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease is primarily driven by the fact that during the year ended December 31, 2024, we renegotiated a staff members compensation package resulting in a savings of $240,000 on an annualized basis. As of December 31, 2025, we have two full-time administrative staff members.

Professional services costs increased $192,822, or 15.4%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. These costs include the consulting fees for our Interim Chief Financial Officer, 20% of the consulting fees for our Chief Medical Officer, legal, accounting and audit fees, general business consulting, and specialized valuation services related to the initial and quarterly calculation of the fair market value of the preferred stock and components and the acquisition of the LightSolver license. The increase is primarily driven by an increase in costs associated with valuation services and recruiting fees.

Stock market and investor relations costs decreased $93,901, or 11.8%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. These costs include the annual Nasdaq listing fees, activities related to keeping the stockholder base informed through press releases, presentations and other communication efforts, transfer agent fees, and the costs of annual stockholder meetings. The decrease is primarily driven by the fact that during the year ended December 31, 2024, we engaged a public relations group to perform a media blitz to generate interest in the Company and its product candidates at a cost of $145,000, this program was not repeated in year ended December 31, 2025. In addition, we saw additional savings related to periodic filing and stock exchange fees which were offset by increases in expenses related to the annual stockholders’ meeting and transfer agent fees.

Other administrative expenses decreased $253,716, or 17.9%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. These costs include Board expenses, business insurance, corporate travel, and other general business expenses. The decrease is attributable to decreases in Board and business insurance expenses.

Research and Development Expenses

The table below summarizes our research and development expenses for the years ended December 31, 2025, and 2024 as well as the percentage of change year-over-year:

	For the Years Ended
	December 31,			%
Description	2025	2024	Change	Change
Personnel Costs	243,362	705,914	(462,552)	(65.5)
Development Programs	2,894,745	2,387,664	507,081	21.2
Professional Services	299,002	317,134	(18,132)	(5.7)
Regulatory Expenses	-	390	(390)	(100.0)
Other Research & Development Expense	34,732	29,908	4,824	16.1
Total Research & Development Expenses	3,473,866	3,443,034	30,832	0.9

Salaries and wages decreased $462,552, or 65.5%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. During the year ended December 31, 2024, four full-time staff members separated from the Company. As of December 31, 2025, we have no full-time research and development staff members.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs for the biologics segment and consulting and general development expenses for the technology segment, including costs related to the development of the qc-LPU100 prototype, performance benchmarking, and LightSolver licensing activities. Costs increased $507,081, or 21.2%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase is attributed to increases in expenses related to the biologic products, including drug products and clinical projects offset by a reduction of expenses for pre-clinical projects and the startup and consulting expenses related to the technology product.

Professional services costs decreased $18,132, or 5.7%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. These costs include the scientific advisory board, general consulting services, legal and other fees associated with the maintenance of the Company’s intellectual property. The decrease is associated with a decline in legal and scientific advisory board fees offset by an increase in general consulting services.

Regulatory expenses decreased $390, or 100%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Regulatory expenses include audits, registration fees and other regulatory expenses. During the year ended December 31, 2025, the Company did not incur any regulatory expenses.

Other research and development expenses increased $4,824, or 16.1%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. These expenses include laboratory supplies, shipping and freight expenses, training, and travel while working with third-party trial sites. The increase is attributable to an increase in specialized freight costs for materials offset by decreases in global licensing and travel in support of the various studies.

Stock-Based Compensation

Stock-based compensation increased $517,253 during the year ended December 31, 2025, as compared to the year ended December 31, 2024. During the year ended December 31, 2025, stock-based compensation totalled $2,174,524 as follows:

●	$148,584 for the amortization of the final tranche of stock options issued to directors, staff, and service providers during the year ended December 31, 2023.

●	$40,906 for 1,250 stock options issued to staff and service providers in April 2025. The fair value of the stock options was determined using the Black-Scholes method (exercise price $18.32 per share, stock price $18.32 per share, volatility of 123.72%, discount rate of 4.34%, and a ten-year term). The options vested upon issuance.

●	$72,341 for 1,543,300 shares of common stock issued to a service provider in August 2024. The fair value of the common stock was determined using the Black-Scholes method (common stock price $0.0486, volatility of 127.42%, discount rate of 4.23%, and a ten-year term). The shares were subject to approval by the shareholders which was received November 14, 2025.

●	$42,433 for 7,594 restricted stock units issued to a service provider in October 2025. The fair value of the restricted stock units was determined using the Black-Scholes method (exercise price $5.75 per share, stock price $3.95 per share, volatility of 128.39%, discount rate of 4.13%, and a ten-year term). The restricted stock units vested upon issuance.

●	$1,249,245 for 225,000 restricted stock units issued to directors, staff, and service providers in October 2025. The fair value of the restricted stock units was determined using the Black-Scholes method (exercise price $5.75 per share, stock price $5.75 per share, volatility of 128.39%, discount rate of 4.13%, and a ten-year term). The 17,287 restricted stock units vested upon issuance. The remaining 207,713 restricted stock units were subject to the approval of an expansion of the common stock available under the Company’s 2023 Stock Incentive Plan by the shareholders which occurred on November 14, 2025.

●	$120,698 for 25,000 stock options issued to a service provider in October 2025. The fair value of the stock options was determined using the Black-Scholes method (exercise price $5.00 per share, stock price $5.00 per share, volatility of 127.42, discount rate of 4.23%, and a ten-year term). The stock options vested upon issuance.

●	$500,317 for 75,000 stock options issued to a service provider in December 2025. The fair value of the stock options was determined using the Black-Scholes method (exercise price $6.90 per share, stock price $6.90 per share, volatility of 129.29, discount rate of 4.17%, and a ten-year term). The stock options vested upon issuance.

During the year ended December 31, 2024, stock-based compensation totalled $1,060,444. These expenses represent the amortization for two tranches of vested stock options issued to directors, staff, and service providers during the year ended December 31, 2023.

Franchise Tax Expense

Franchise tax expense increased $159,502 during the year ended December 31, 2025, as compared to the year ended December 31, 2024. These taxes, paid to the State of Delaware, are based on the total number of authorized shares of our Common Stock. The increase is therefore primarily driven by the increase in our authorized shares of Common Stock during the year ended December 31, 2025.

Warrant Issuance Expenses

Warrant issuance expenses declined $1,244,185 during the year ended December 31, 2025, as compared to the year ended December 31, 2024. These expenses represent the bifurcated fair market value of warrants issued in conjunction with public and private placements of our preferred stock.

Preferred Stock Issuance Expenses

During the year ended December 31, 2025, we incurred expenses totaling $264,417 related to the issuance of Series H Preferred Stock. During the year ended December 31, 2024, we incurred expenses totaling $539,097 related to the issuance of the Series F-1 Preferred Stock and $969,505 related to the issuance of the Series G Preferred Stock.

Other Income and Expense

The table below summarizes our other income and expenses for the years ended December 31, 2025 and 2024 as well as the percentage of change year-over-year:

	For the Years Ended
	December 31,			%
Description	2025	2024	Change	Change
Interest & Dividend Income	225,388	351,809	(126,421)	(35.9)
Gain on Sale of Marketable Securities	2,176	976	1,200	123.0
Gain on changes in fair value of Marketable Securities	38,671	671	38,000	5,663.2
Gain/(Loss) on changes in fair value of Derivative Liabilities	983,000	(388,000)	1,371,000	(353.4)
Loss on changes in fair value of Warrant Liabilities	-	(4,410,000)	4,410,000	(100.0)
Loss on Issuance of Stock	-	(8,846,000)	8,846,000	(100.0)
Loss on investment in Oravax Medical	(1,500,000)	-	(1,500,000)	100.0
Loss on changes in fair value of the Contingent Consideration Liabilities	(1,529,000)	-	(1,529,000)	100.0
Recovery on Uninsured Casualty Loss	-	100,000	(100,000)	(100.0)
Total Other Income/Expense	(1,779,765)	(13,190,544)	11,410,779	(86.5)

Other expenses, net of income, totaled $1,779,765 for the year ended December 31, 2025, and totaled $13,190,544 for the year ended December 31, 2024.

During the year ended December 31, 2025, interest and dividend income decreased $126,421, or 35.9% as compared to the year ended December 31, 2024, related to the availability of funds available for investment and the fluctuation of interest rates due to market conditions. Other investment related activities increased $38,000, or 5,663% during the year ended December 31, 2025, as compared to the year ended December 31, 2024 related to fluctuations in market conditions.

During the year ended December 31, 2025, we recorded income of $983,000 related to the changes in fair value of the derivative liabilities.

●	For the Series H Derivative (as defined herein), we recorded a gain of $983,000. We estimated the $0 fair value of the bifurcated embedded derivative at December 31, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.15 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 6.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.60%.

During the year ended December 31, 2024, we recorded a loss of $388,000 related to the change in fair value of the derivative liabilities.

●	For the Series F Derivative (as defined herein), we recorded a gain of $61,000. We estimated the $0 fair value of the bifurcated embedded derivative at December 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.15 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 6.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.60%.

●	For the Series F-1 Derivative (as defined herein), we recorded a loss of $449,000. We estimated the $1,303,000 fair value of the bifurcated embedded derivative at December 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.15 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 7.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.60%.

During the year ended December 31, 2024, we recorded a loss of $4,410,000 related to the change in fair value of the warrant liabilities as follows:

●	For the Series F Warrants (as defined herein), we recorded a loss of $7,094,000, The fair value of the Series F warrants of approximately $7,194,000 was estimated at March 31, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.90 years; equity volatility of 110.0%; and a risk-free interest rate of 4.31%.

●	For the Series F-1 Short-Term Warrants (as defined herein), we recorded a gain of $646,000, The fair value of the Series F-1 Short-Term warrants of approximately $2,660,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.33 years; equity volatility of 115.0%; and a risk-free interest rate of 4.70%.

●	For the Series F-1 Long-Term Warrants (as defined herein), we recorded a gain of $322,000, The fair value of the Series F-1 Long-Term warrants of approximately $34,305,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.83 years; equity volatility of 120.0%; and a risk-free interest rate of 4.10%.

●	For the Series G Short-Term Warrants (as defined herein), we recorded a gain of $1,146,000, The fair value of the Series G Short-Term warrants of approximately $4,713,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 1.33 years; equity volatility of 115.0%; and a risk-free interest rate of 4.70%.

●	For the Series G Long-Term Warrants (as defined herein), we recorded a gain of $570,000, The fair value of the Series G Long-Term warrants of approximately $7,630,000 was estimated at July 25, 2024 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.83 years; equity volatility of 120.0%; and a risk-free interest rate of 4.10%.

During the year ended December 31, 2024, we recorded a loss associated with the issuance of the Series F-1 Preferred Stock totaling $3,737,000 and the Series G Preferred Stock totaling $5,109,000. The losses resulted from the fair market value of the warrants issued exceeding the sum of the gross proceeds, discount and derivative derived from the placement of the preferred shares.

For the year ended December 31, 2025, we performed an analysis of the value of the Company’s investment in Oravax Medical, LLC to determine its fair-market value. As a result of the analysis we determined the fair-value of the investment was $0 and we recorded a loss on the investment of $1,500,000.

The fair value of the contingent consideration for the LightSolver license acquisition equaled $10,909,000 using the Monte Carlo Simulation valuation method (risk free interest rate of 3.70%, cash discount rate of 8.90%, and a stock discount rate of 26.3%). The Company recognized a loss of $1,529,000 during the year ended December 31, 2025.

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

Income Taxes

As of December 31, 2025, and 2024, we had U.S. federal net operating loss carry forwards of $123,715,103 and $116,475,704, respectively. $43,262,318 of the U.S. federal net operating loss generated in tax years beginning before January 1, 2018 expire beginning with the year ending December 31, 2026 through 2037. The remaining U.S. federal net operating loss of $80,452,785 does not expire, however it is limited to 80% of each subsequent year’s net income. As of December 31, 2025, and 2024, we had U.S. state net operating loss carry forwards of $58,300,567 and $55,721,156, respectively, some of which expire beginning with the year ending December 31, 2026 through 2045.

Under Section 382 of the Code, use of our net operating loss carryforwards is limited if we experience a cumulative change in ownership of greater than 50% in a moving three-year period. We experienced an ownership change as a result of the Merger and therefore our ability to utilize our net operating loss carryforwards and certain credit carryforwards are limited. The limitation is determined by the fair market value of our common stock outstanding immediately prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger caused our net operating loss carryforwards to be limited. However, the limitation had no impact on our financial statements since we recorded a full valuation allowance for our deferred tax assets as of December 31, 2025 and 2024 (See Note 7 to the Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2025, the Company’s cash on hand was $986,996 and marketable securities were $14,801,267. The Company has incurred a net loss attributable to stockholders of $14,984,447 for the year ended December 31, 2025. As of December 31, 2025, the Company had working capital of $11,408,516 and stockholders’ equity of $21,751,675 including an accumulated deficit of $144,122,732. During the year ended December 31, 2025, cash flows used in operating activities were $9,065,619.

As of December 31, 2024, the Company’s cash on hand was $173,154 and marketable securities were $8,345,082. The Company has incurred a net loss attributable to stockholders of $27,161,219 for the year ended December 31, 2024. As of December 31, 2024, the Company had working capital of $2,710,626 and stockholders’ equity of $9,789,740 including an accumulated deficit of $129,138,286. During the year ended December 31, 2024, cash flows used in operating activities were $8,976,347. Since inception, the Company has met its liquidity requirements principally through the sale of its common stock and preferred stock in public offerings and private placements; however, there is no assurance that management will be able to obtain additional financing in the future.

Based on our current operating plan, existing cash balances, and expected cash flows, management believes that the Company has sufficient liquidity to fund its operations for at least the next twelve months. However, our ability to continue as a going concern is dependent on our ability to increase revenues, manage operating expenses, and access additional capital as needed. Liquidity constraints and access to capital markets could negatively affect our liquidity and require changes to our operating or investment strategy.

Capital Requirements

Our future capital requirements will depend on numerous factors, including the timing and extent of market acceptance of our products and services, investments in product development, sales and marketing activities, working capital requirements, and the timing and amount of future revenue. We may seek to raise additional capital through equity or debt financings, strategic partnerships, or other arrangements. There can be no assurance that such financing will be available on acceptable terms, or at all.

Operating Activities

Our net cash used by operating activities during the year ended December 31, 2025 was $9,065,619, consisting primarily of a net loss of $11,627,122 a loss of $1,529,000 on the fair value adjustment to contingent compensation payable, a loss of $1,500,000 on the fair value of the Oravax Medical investment, a decrease in trade and other payables of $881,382 and a decrease in license fees payable of $838,227 offset by fair value adjustments for derivatives of $983,000, non-cash share-based compensation of $2,174,524, and a decrease in prepaid expenses of $119,635.

Our net cash used by operating activities during the year ended December 31, 2024, were $8,976,347, consisting primarily of a net loss of $23,359,334, a decrease in trade and other payables of $814,114, and a decrease in deferred compensation payable of $100,538, offset by fair value adjustments for derivatives of $388,000, fair value adjustments for warrants of $4,410,000, non-cash losses on the issuance of preferred stock of $8,846,000, non-cash share-based compensation of $1,057,271, and non-cash compensation to a service provider of $600,000.

Investing Activities

Our net cash used in investing activities totaled $8,424,360 for the year ended December 31, 2025, as compared to cash used in investing activities of $6,101,329. During the year ended December 31, 2025, we purchased a technology license for $2,009,022, purchased securities totaling $19,062,985, and sold securities totaling $12,647,647. During the year ended December 31, 2024, we purchased securities totaling $12,851,809 and sold securities totaling $6,750,480.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025, was $18,303,821 which consisted of $6,654,838 for the net proceeds from the sale of preferred stock and $11,726,609 for the redemption of common stock warrants offset by $77,626 for dividends and $77,090 on preferred stock. Net cash provided by financing activities during the year ended December 31, 2024, was $12,569,820 which consisted of $14,000,000 for the net proceeds from the sale of preferred stock offset by $73,472 for the redemption of preferred stock and dividends on preferred stock of $1,356,708.

Series F Preferred Stock Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock (the “Series F Preferred Shares”) with a stated value of $1,000 per share, initially convertible into up to 66,523 shares of the Company’s Common Stock at an initial conversion price of $225.50 per share (the “Series F Conversion Price”), subject to adjustment, and (ii) warrants to acquire up to an aggregate of 66,523 shares of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”). In September 2025, in connection with the Company’s 1-for-100 reverse stock split (the “2025 Reverse Stock Split”), and pursuant to the stock combination event adjustment provisions contained in the Series F Certificate of Designations, the exercise price of the Series F Warrants was reduced to $3.3713 per share. As of December 31, 2025, the Series F Preferred Stock are no longer outstanding.

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

Series F-1 Preferred Stock Offering

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) an aggregate of 5,050 shares of the Company’s newly-designated Series F-1 Preferred Stock, initially convertible into up to 27,813 shares of Common Stock at a conversion price of $181.60 per share (the “Series F-1 Conversion Shares”), (ii) short-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $181.60 per share, and (iii) long-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an exercise price of $181.60 per share (collectively, the “Series F-1 Private Placement”). In September 2025, in connection with the Company’s 1-for-100 reverse stock split (the “2025 Reverse Stock Split”), and pursuant to the stock combination event adjustment provisions contained in the Series F Certificate of Designations, the exercise price of the Series F-1 Warrants was reduced to $3.3713 per share. As of December 31, 2025, the Series F-1 Preferred Stock are no longer outstanding.

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

Series G Preferred Stock Offering

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement”) with certain accredited investors (the “Series G Investors”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 49,288 shares of the Company’s Common Stock, at a conversion price of $181.60 per share (ii) short-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $181.60 per share, and (iii) long-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an exercise price of $181.60 per share (collectively, the “Series G Private Placement”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions).

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

The holders of the Series G Preferred Shares are entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Stock (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares are entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series G Preferred Shares is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the year ended December 31, 2025, the Company recorded dividends totaling $914,377. During the year ended December 31, 2024, the Company recorded dividends totaling $559,032.

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

During the year ended December 31, 2025, the Company issued 1,864 shares of Series G Preferred Stock with a stated value of $1,864,000 in lieu of dividends totaling $1,164,682 and a reduction of additional paid-in capital totaling $699,318. During the year ended December 31, 2024, the Company issued 0 shares of Series G Preferred Stock with a stated value of $0 in lieu of dividends totaling $0 and a reduction of additional paid-in capital totaling $0.

Series H Preferred Stock Offering

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Series H Purchase Agreement”) with certain accredited investors (the “Series H Investors”) pursuant to which it agreed to sell to the Series H Investors (i) an aggregate of 7,000 shares of the Company’s newly-designated Series H Preferred Stock, initially convertible into up to 1,400,000 shares of Common Stock at an initial conversion price of $5.00 per share (the “Series H Conversion Shares”), and (ii) warrants to acquire up to an aggregate of 1,400,000 shares of Common Stock (the “Series H Warrants”) at an exercise price of $5.00 per share (collectively, the “Series H Private Placement”). The closing of the Series H Private Placement occurred on September 4, 2024 (the “Series H Closing Date”). The aggregate gross proceeds from the Private Placement were $7,000,000.

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

The holders of the Series H Preferred Stock are entitled to dividends of 7% per annum, compounded monthly, which are payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”)), the Series H Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of the Series H Preferred Stock are entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series H Preferred Stock is entitled to be calculated assuming a conversion price of $4.83 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series H Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series H Certificate of Designations. During the year ended December 31, 2025 and December 31, 2024, the Company recorded dividends totaling $182,065 and $0, respectively.

Except with respect to Pharmacyte, the Series H Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series H Certificate of Designations or Series H Warrants.

In connection with the Series H Private Placement, the Company and the Series H Investors entered into that certain Registration Rights Agreement, dated as of September 2, 2025 (the “Series H Registration Rights Agreement,” and, together with the Series H Purchase Agreement, the Series H Certificate of Designations, and the Series H Warrants, the “Transaction Documents”), pursuant to which, the Company agreed to, among other things, prepare and file with the SEC a registration statement (the “Series H Registration Statement”) covering the resale of all of the Registrable Securities (as defined in the Series H Registration Rights Agreement) prior to the applicable Filing Deadline (as defined in the Series H Registration Rights Agreement). On October 3, 2025, the Company filed the Series H Registration Statement with the SEC, which was declared effective on November 28, 2025.

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

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our accounting policies is presented within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our critical accounting estimates are as follows:

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

Mezzanine Equity

The Company accounts for certain equity instruments, including redeemable preferred stock, in accordance with applicable guidance in ASC 480 and related SEC interpretive guidance. Instruments that are redeemable for cash or other assets at the option of the holder or upon the occurrence of events that are not solely within the control of the Company are classified as mezzanine equity in the consolidated balance sheets. The classification and measurement of mezzanine equity involve significant judgment, particularly in evaluating the terms of the underlying agreements to determine whether redemption features are within the Company’s control. The Company assesses each instrument at issuance and upon modification to determine the appropriate classification as a liability, mezzanine equity, or permanent equity. Mezzanine equity instruments are initially recorded at fair value, net of issuance costs and may include a discount. To the extent that redemption is probable or becomes certain, the Company may adjust the carrying value of the instrument to its redemption amount immediately or over the period to the earliest redemption date, depending on the specific terms of the instrument. Changes in these estimates or in the interpretation of contractual terms could have a material impact on the Company’s financial position, results of operations, and earnings per share. For example, if the Company were to revise its assumptions regarding the likelihood or timing of a redemption event, the amount and timing of accretion recognized could change significantly.  The Company continues to evaluate its mezzanine equity instruments for any modifications or events that could affect classification or measurement, including changes in contractual terms, amendments, or triggering events that may impact the probability of redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

Employment Agreement

On April 13, 2026, the Company entered into an executive compensation agreement (the “Employment Agreement”) with Joshua Silverman, who serves as the Company’s Executive Chairman, setting forth the terms and conditions of Mr. Silverman’s continued employment as a member of the Company’s Board of Directors and as the Company’s Executive Chairman. The Employment Agreement has a three-year initial term commencing on April 13, 2026 (the “Effective Date”), which term automatically renews each year for successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Employment Agreement.

The Employment Agreement provides that Mr. Silverman will be entitled to receive an annual base salary of one hundred and twenty thousand dollars ($120,000) (“Base Salary”), payable in accordance with the Company’s normal payroll practices. For each fiscal year during the employment period, Mr. Silverman is eligible to receive an annual bonus upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. The Employment Agreement also entitles Mr. Silverman to receive customary benefits and reimbursement for ordinary business expenses.

Pursuant to the Employment Agreement, Mr. Silverman is entitled to receive, on the Effective Date and subsequently on the first day of each calendar quarter thereafter, a number of fully vested restricted stock units (“RSUs”) equal to an aggregate value of $60,000 per grant calculated based on the closing price of the Company’s Common Stock as of the grant date or the closing price of the last preceding business day if the grant date is not a business day (rounded down for any fractional shares). The RSUs granted pursuant to the Employment Agreement are subject to the terms and conditions of the Company’s standard restricted stock unit award agreement and the Company’s long-term equity incentive plan. With respect to the RSU grants provided in the Employment Agreement, the Company further agreed to provide Mr. Silverman with an additional lump-sum cash payment equal to any estimated personal income and applicable employment taxes to be withheld or paid in connection with Mr. Silverman’s receipt of the applicable RSUs.

In the event Mr. Silverman’s employment is terminated by the Company for Cause (as defined in the Employment Agreement) or by Mr. Silverman without Good Reason (as defined in the Employment Agreement), Mr. Silverman will be entitled to: (i) any earned but unpaid Base Salary earned during his employment and applicable to all pay periods prior to the termination date, and (ii) any unpaid expense reimbursements and vested amounts and benefits in accordance with the terms of any applicable plan, program, corporate governance document, policy, agreement or arrangement of the Company (collectively, “Accrued Compensation”).

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason, then, subject to certain conditions set forth in the Employment Agreement (including the execution and non-revocation of a general release of claims), Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to two times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason within two (2) years after a Change in Control (as defined in the Employment Agreement) or within six (6) months prior to a Change in Control, Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to three times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

The Employment Agreement also contains customary provisions relating to, among other things, confidentiality and non-disparagement.

10b5-1 Trading Arrangements

During the fourth fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required in response to this Item 10 will be included in an amendment to this Annual Report on Form 10-K within 120 days of December 31, 2025.

Item 11. Executive Compensation.

The information required in response to this Item 11 will be included in an amendment to this Annual Report on Form 10-K within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item 12 will be included in an amendment to this Annual Report on Form 10-K within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item 13 will be included in an amendment to this Annual Report on Form 10-K within 120 days of December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required in response to this Item 14 will be included in an amendment to this Annual Report on Form 10-K within 120 days of December 31, 2025.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

See Index to Consolidated Financial Statements.

(2)	Financial Statements Schedule

None. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits

See “Index to Exhibits” for a description of our exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.1.1	Certificate of Correction, dated March 25, 2024, to the Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 26, 2024).

3.1.2	Certificate of Amendment of Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.1.3	Certificate of Amendment of Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.1.4

Certificate of Amendment to the Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2025).

3.1.5	Certificate of Amendment to the Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

3.1.6

Certificate of Amendment of Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2025).

3.2	Bylaws of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.2.1

First Amendment to the Bylaws of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

3.3.1	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 filed with the Securities and Exchange Commission on May 22, 2020)

3.4	Form of Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

3.4.1	Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

3.4.2	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

3.4.3	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

3.4.4

Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

38

3.4.5

Second Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.5	Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024).

3.6.1

Certificate of Amendment of Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.6.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

3.6.2

Certificate of Amendment of Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

3.6.3	Amended and Restated Certificate of Designations of Series F-1 Convertible Preferred Stock of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.7	Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024).

3.7.1	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

3.7.2	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

3.7.3	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2024).

3.8	Certificate of Designations of Series I Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.9

Certificate of Designations of Series H Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.9.1	Certificate of Amendment of Certificate of Designations of Series H Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

4.1+	Description of Securities.

4.2	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2020).

4.3	Form of Investor Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

4.5.1	Form of Amendment to Series F Warrant, dated March 14, 2024, by and between TNF Pharmaceuticals, Inc. and the investors party thereto. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024).

4.6	Form of Series G Long-Term Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.6.1	Form of Amendment to Series G Long-Term Warrant (incorporated herein by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.7	Form of Series G Short-Term Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.7.1	Form of Amendment to Series G Short Term Warrant (incorporated herein by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.8	Form of Series F-1 Long-Term Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.8.1	Form of Amendment to Series F-1 Long-Term Warrant (incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.9	Form of Series F-1 Short-Term Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.9.1	Form of Amendment to Series F-1 Short-Term Warrant (incorporated herein by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025)

4.11	Form of Consulting Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

4.12	Form of Consulting Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2025)

10.1#	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.2#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2018).

10.3	Amended and Restated License and Development Agreement by and among Premas Biotech PVT Ltd and Cystron Biotech, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.4#	First Amendment to the Akers Biosciences, Inc., 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).

10.5#	Q/C Technologies, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.5.1#	First Amendment to the Q/C Technologies, Inc.. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2024).

10.5.2#	Second Amendment to the Q/C Technologies, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025).

10.6#	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.7#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.8#	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.9#	MyMD Pharmaceuticals (Florida) Inc. Second Amendment to Amended and Restated 2016 Stock Incentive Plan, dated July 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.10	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings II, LLC and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.11	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings, LLC and Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.12	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.13	Form of Omnibus Waiver and Amendment, dated April 5, 2024, by and between Q/C Technologies, Inc.. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

10.14

Form of Amendment Agreement, dated as of June 17, 2024, by and among Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

10.15	Form of Series G Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.16	Form of Series F-1 Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

41

10.17

Form of Series G Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.18

Form of Series F-1 Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.19

Form of Omnibus Waiver, Consent, Notice and Amendment, by and among Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.20	Form of Omnibus Amendment Agreement, dated March 30, 2025, by and between Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

10.21	Form of Omnibus Amendment Agreement, dated August 19, 2025, by and between TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

10.22	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025)

10.23	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.24	Form of Omnibus Amendment Agreement, dated August 19, 2025, by and between TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

10.25	Form of Omnibus Amendment Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.26	Membership Interest Purchase Agreement, dated as of September 2, 2025, by and among LPU Holdings LLC and the members of LPU Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.27	Form of Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.28	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.29	License Agreement, by and among the Company, LPU Holdings LLC and LightSolver Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.30	Form of Omnibus Waiver and Amendment Agreement, dated as of September 30, 2025, by and among Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

10.31	Consulting Services Agreement, dated as of October 1, 2025, by and between the Company, James Altucher and Z-List Media, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

10.32	Consulting Services Agreement, dated as of December 8, 2025, by and between the Company and Ocean Avenue Holdings LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2025)

10.33	Consulting Services Agreement, dated as of January 16, 2026, by and between the Company and Chelsea Voss (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

10.34+	Executive Compensation Agreement, dated as of April 13, 2026, by and between the Company and Joshua Silverman.

19.1	TNF Pharmaceuticals, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

21.1+	List of Subsidiaries of Q/C Technologies, Inc.

23.1+	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm.

23.2+	Consent of Stephano Slack LLC, Independent Registered Public Accounting Firm.

23.3+	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm.

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Q/C Technologies, Inc. Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith.

# Management contract or compensatory plan or arrangement.

** The schedules and exhibits to the Agreement and Plan of Merger and Reorganization have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q/C TECHNOLOGIES, INC.

Date: April 15, 2026	By:	/s/ Joshua Silverman
	Name:	Joshua Silverman
	Title:	Executive Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Silverman	Executive Chairman of the Board (Principal Executive Officer)	April 15, 2026
Joshua Silverman

/s/ Ian Rhodes	Interim Chief Financial Officer	April 15, 2026
Ian Rhodes	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mitchell Glass	Director and Chief Medical Officer	April 15, 2026
Mitchell Glass, M.D.

/s/ Christopher C. Schreiber	Director	April 15, 2026
Christopher C. Schreiber

/s/ Chelsea Voss	Director	April 15, 2026
Chelsea Voss

/s/ Bill J. White	Director	April 15, 2026
Bill J. White

/s/ Bruce Bernstein	Director	April 15, 2026
Bruce Bernstein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Q/C Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Q/C Technologies, Inc. and Subsidiaries (the Company) as of December 31, 2025, and the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2024 consolidated financial statements to retrospectively present the 1-for-100 reverse stock split of the shares of the Company’s Common Stock in 2025, as disclosed in Note 6. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to these adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Critical Audit Matter Description

As of December 31, 2025, the Company’s goodwill balance was approximately $10.5 million. As discussed in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually, or more frequently if certain events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. The Company performed its annual impairment test as of December 31, 2025, using both qualitative and quantitative approaches. The Company’s assessment included consideration of a third-party valuation. The results of this analysis were evaluated to determine if goodwill impairment was necessary.

The principal consideration for our determination that the goodwill impairment assessment was a critical audit matter was the significant auditor judgment required to evaluate management’s fair value estimates. The valuation involved significant assumptions, particularly given the pre-revenue status of the Company as well as its new business venture entered into in the current year, and the fair value measurements were sensitive to changes in those assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s goodwill impairment assessment included the following, among others:

a)	We gained an understanding of management’s impairment testing.

b)	We evaluated management’s qualitative assessment of whether events or changes in circumstances indicated potential impairment of goodwill.

c)	We reviewed the third-party valuation report and other key documents used by management to assess the fair value of the reporting unit. We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models.

d)	We tested the key data and inputs used in the valuation report

e)	We assessed the sufficiency of the Company’s disclosure of its goodwill impairment analysis included in Note 2.

Accounting for Mezzanine Equity Instruments and Associated Fair Value Estimates

Critical Audit Matter Description

As disclosed in Note 6, the Company has various classes of Convertible Preferred Stock that are all classified as mezzanine equity. Certain transactions throughout the year required the Company to estimate the fair value of these instruments in order to properly account for them. The Company hired a specialist to value these instruments at certain dates and again at year-end using either a Black-Scholes model or a Monte Carlo simulation.

The principal consideration for our determination that the accounting for mezzanine equity and associated fair value estimates was a critical audit matter was the significant auditor judgment required to evaluate management’s fair value estimates. The valuation involved significant assumptions, and the fair value measurements were sensitive to changes in those assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s mezzanine equity instrument fair value estimates included the following, among others:

a)	We read and reviewed the relevant agreements to evaluate the Company’s classification of the instruments as mezzanine equity recorded at fair value.

b)	We vouched the issuance and conversions of the mezzanine equity instruments to source documentation to validate existence of the transactions.

c)	We evaluated the methodologies used to determine the fair value of the mezzanine equity instruments.

d)	We obtained the valuation reports prepared by the third-party specialist engaged by management.

e)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of the third-party specialist.

f)	We tested the key data noted above used within the Black-Scholes models and Monte Carlo simulations to estimate the fair value of the mezzanine equity instruments.

g)	We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models.

h)	We assessed the sufficiency of Company’s disclosure of its accounting for these transactions included in Note 6.

Derivative Liability Fair Value Estimate

Critical Audit Matter Description

As disclosed in Note 6, the Company issued 7,000 shares of its Series H Convertible Preferred Stock as well as warrants to acquire up to an aggregate of 1,400,000 shares of Common Stock. The shares of Series H Convertible Preferred Stock were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: (1) certain contingent redemption options, (2) optional conversion features inclusive of make-whole interest, and (3) an increase in the dividend rate related to the occurrence of a triggering event. These features were bundled together, assigned probabilities of being affected, and measured at fair value with subsequent changes in fair value of these features recognized in the Consolidated Statement of Operations. The Company estimated the fair value of the bifurcated embedded derivative at issuance and again at the reporting date using a discounted cash flow scenario model. The key assumptions in the model included the fair value of the Company’s common stock, estimated equity volatility, the time to maturity, the redemption premium, a market interest rate, a risk-free rate, and dividend rate. The fair value of the bifurcated derivative liability was estimated utilizing the with-and-without method, which uses the probability-weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The principal consideration for our determination that the derivative liability fair value estimate was a critical audit matter was the significant auditor judgment required to evaluate management’s fair value estimates. The valuation involved significant assumptions, and the fair value measurements were sensitive to changes in those assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s derivative liability fair value estimate included the following, among others:

a)	We read and reviewed the relevant agreements to evaluate the Company’s classification of the securities as a derivative liability recorded at fair value at issuance and at each reporting period.

b)	We vouched the stock and warrant issuance to source documentation to validate existence of the transaction.

c)	We evaluated the methodologies used to determine the fair value of the derivative liability.

d)	We obtained the valuation report prepared by the third-party specialist engaged by management.

e)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of the third-party specialist.

f)	We tested the key data noted above used within the discounted cash flow model to estimate the fair value of the derivative liability.

g)	We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the model.

h)	We assessed the sufficiency of Company’s disclosure of its accounting for these transactions included in Note 6.

Acquisition of LPU Holdings LLC

Critical Audit Matter Description

The Company completed the acquisition of LPU Holdings LLC (“LPU”) and the acquisition was accounted for as an asset purchase under ASC 805. We identified the valuation of the intangible asset acquired, the valuation of the Series I Convertible Preferred Stock issued, and contingent consideration payable as a critical audit matter.

The principal consideration for our determination that the valuation of the intangible asset acquired, the valuation of the Series I Convertible Preferred Stock issued, and contingent consideration payable was a critical audit matter was the significant auditor judgment required to evaluate management’s fair value estimates. The valuations involved complex models and significant assumptions, and the fair value measurements were sensitive to changes in those assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s acquisition of LPU included the following, among others:

a)	We evaluated whether the acquisition met the definition of an asset purchase under ASC 805, including the identified accounting acquirer, acquiree, and acquisition date.

b)	We read and reviewed the relevant agreements including the valuation report.

c)	We vouched the cash and stock tendered to source documentation to validate purchase price.

d)	We evaluated the methodologies used to determine the fair value of the consideration provided in the form of cash, Series I Convertible Preferred Stock, and contingent consideration payable to determine the consideration provided for the acquisition.

e)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of the third-party specialist.

f)	We tested the data used within the discounted cash flow models to estimate the fair values of the intangible asset and contingent consideration payable.

g)	We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models.

h)	We assessed the sufficiency of Company’s disclosure of its accounting for this acquisition included in Note 11.

Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2026.

Glastonbury, Connecticut

April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Q/C Technologies, Inc. (formerly TNF Pharmaceuticals. Inc.) and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively present the 1-for-100 reverse stock split of the shares of the Company’s common stock in 2025 as described in Note 1, the accompanying consolidated balance sheet of Q/C Technologies, Inc. (formerly TNF Pharmaceuticals. Inc.) and Subsidiaries (the “Company”) as of December 31, 2024 and the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). The 2024 consolidated financial statements, before the effects of the adjustments described in Note 1, are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively present the 1-for-100 reverse stock split of the shares of the Company’s common stock in 2025 as described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively present the 1-for-100 reverse stock split of the shares of the Company’s common stock in 2025 as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Grassi & Co.,CPAs, P.C.

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

Valuation of preferred stock and bifurcated embedded derivative

As discussed in Note 6 to the consolidated financial statements, on February 21, 2023, the Company sold 15,000 shares of Series F Convertible Preferred Stock (“Series F Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivative”). The Embedded Derivative liabilities are measured at fair value at inception and then are required to be re-measured and reported at fair value at each reporting period. Management’s estimate of the Embedded Derivative liabilities as of December 31, 2024 was $0. On April 8, 2025, the Company entered into an Omnibus Amendment Agreement with the Series F Preferred Stock holders, which amended certain terms of the Certificate of Designations surrounding the Stated Value, the timing and amount of installment redemptions and the final maturity date of the Series F Preferred Stock. This amendment resulted in an extinguishment of the original instrument and reissuance of Series F Preferred Stock on December 31, 2024. The estimated fair value of the Series F Preferred Stock at December 31, 2024 reissuance was $4,930,000.

As discussed in Note 6 to the consolidated financial statements, on May 20, 2024, the Company sold 5,050 shares of Series F-1 Convertible Preferred Stock (“Series F-1 Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivative”). The Embedded Derivative liabilities are measured at fair value at inception and then are required to be re-measured and reported at fair value at each reporting period. Management’s estimate of the Embedded Derivative liabilities at inception and as of December 31, 2024 was $854,000 and $1,303,000. The estimated fair value of the Series F-1 Preferred Stock at issuance was $9,323,000.

As discussed in Note 6 to the consolidated financial statements, on May 20, 2024, the Company sold 8,950 shares of Series G Convertible Preferred Stock (“Series G Preferred Stock”). The estimated fair value of the Series G Preferred Stock at issuance was $22,260,000.

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

/s/ Stephano Slack LLC

We have served as the Company’s auditor from 2024 to 2025.

Wayne, Pennsylvania

April 11, 2025

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2025 and 2024

	As of
	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$986,996	$173,154
Marketable Securities	14,801,267	8,345,082
Deposits and Other Receivables	18,200	-
Prepaid Expenses	774,095	893,730

Total Current Assets	16,580,558	9,411,966

Non-Current Assets
Operating Lease Right-of-Use Assets	-	10,579
Intangible Assets	14,086,999	-
Goodwill	10,498,539	10,498,539
Investment in Oravax, Inc.	-	1,500,000

Total Non-Current Assets	24,585,538	12,009,118

Total Assets	$41,166,096	$21,421,084

LIABILITIES
Current Liabilities
Trade and Other Payables	$2,445,346	$2,902,104
Due to MyMD Florida Shareholders	29,982	29,982
Operating Lease Liability	-	10,579
Derivative Liabilities	2,157,000	1,303,000
Dividends Payable	365,970	2,455,675
License Fee Payable	533,744	-

Total Current Liabilities	5,532,042	6,701,340

Non-Current Liabilities
Contingent Consideration Payable	10,909,000	-

Total Non-Current Liabilities	10,909,000	-

Total Liabilities	$16,441,042	$6,701,340

Commitments and Contingencies – Note 8

Mezzanine Equity
Series F Convertible Preferred Stock, 15,000 shares designated, $0.001 par value per share and a stated value of $1,000 per share, 0 and 4,211 shares issued and outstanding as of December 31, 2025 and December 31, 2024.	-	4,930,004
Series F-1 Convertible Preferred Stock, 5,050 shares designated, $0.001 par value per share and a stated value of $1,100 per share, 0 and 4,747 shares issued and outstanding as of December 31, 2025 and December 31, 2024.	-	4,744,101
Series F-1 Convertible Preferred Stock – Discount	-	(4,744,101)
Series G Convertible Preferred Stock, 12,826,273 shares designated, $0.001 par value per share and a stated value of $1,000 per share, 8,804 and 8,884 shares issued and outstanding as of December 31, 2025 and December 31, 2024. Liquidation preference of 8,804,000 plus dividends at 10% per annum of $10,977 as of December 31, 2025	8,802,000	8,884,000
Series G Convertible Preferred Stock – Discount	(6,938,000)	(8,884,000)
Series H Convertible Preferred Stock, 7,000 shares designated, par value of $0.001 and a stated value of $1,000 per share, 3,115 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024. Liquidation preference of $3,115,000 plus dividends at 5% per annum of $78,750 as of December 31, 2025	3,115,000	-
Series H Convertible Preferred Stock - Discount	(168,621)	-
Series H Convertible Preferred Stock - Derivative	(1,837,000)	-
Series I Convertible Preferred Stock, 747,362 shares designated, par value of $0.001 and a stated value of $0.01 per share, 0 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	-	-
Total Mezzanine Equity	2,973,379	4,930,004

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024
Series D Convertible Preferred Stock, 211,353 shares designated, $0.001 par value per share and a stated value of $0.01 per share, 72,992 and 72,992 shares issued and outstanding as of December 31, 2025 and December 31, 2024	144,524	144,524
Common Stock, par value $0.001, 1,250,000,000 shares authorized 7,690,403 and 33,636 shares issued and outstanding as of December 31, 2025 and December 31, 2024	184,502	3,364
Additional Paid in Capital	165,545,382	138,780,138
Accumulated Deficit	(144,122,733)	(129,138,286)
Total Stockholders’ Equity	21,751,675	9,789,740

Total Liabilities and Stockholders’ Equity	$41,166,096	$21,421,084

The accompanying notes are an integral part of these consolidated financial statements

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Income	-	-

Administrative Expenses	3,736,525	4,161,907
Research and Development Expenses	3,471,841	3,441,010
Stock Based Compensation	2,174,524	1,057,271
Franchise Tax Expense	200,050	-
Series F-1 Warrant Issuance Expenses	-	539,097
Series G Warrant Issuance Expenses	-	969,505
Series H Warrant Issuance Expenses	264,417	-
Loss from Operations	(9,847,357)	(10,168,790)

Other (Income) Expenses
Interest and Dividend Income	(225,388)	(351,809)
Gain on Sales of Marketable Securities	(2,176)	(976)
Unrealized Gain on Marketable Securities	(38,671)	(671)
Impairment on Equity Investment	1,500,000	-
Change in fair value of Derivatives Liabilities	(983,000)	388,000
Change in fair value of Contingent Consideration	1,529,000
Change in fair value of Warrant Liabilities	-	4,410,000
Loss on issuance of Series F-1 Convertible Preferred Stock	-	3,737,000
Loss on issuance of Series G Convertible Preferred Stock	-	5,109,000
Casualty Loss/(Gain)	-	(100,000)
Total Other (Income) Expenses	1,779,765	13,190,544

Loss Before Income Taxes	(11,627,122)	(23,359,334)

Income Taxes	-	-

Net Loss	$(11,627,122)	$(23,359,334)

Preferred Stock Dividends	3,357,324	3,801,885

Net Loss Attributable to Common Stockholders	$(14,984,446)	$(27,161,219)

Basic and Dilutive net loss per common share	$(8.66)	$(1,080.87)

Weighted average basic and diluted common shares outstanding	1,729,946	25,129

The accompanying notes are an integral part to these consolidated financial statements.

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Consolidated Statement of Changes in Mezzanine Equity and Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series H Convertible		Series I Convertible		Series D Convertible		Common Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock Par	Additional Paid	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series H	Shares	Series I	Shares	Series D	Shares	Value $0.001	In Capital	Deficit	Equity
Balance at December 31, 2024	4,211	$4,930,004	4,747	$-	8,884	$-	-	$-	-	$-	72,992	$144,524	33,637	$3,364	$138,780,138	$(129,138,286)	9,789,740
True-up for par value related to reverse stock split	-	-	-	-	-	-	-	-	-	-	-	-	760	(3,330)	3,330	-	-
Issuance of Series G Convertible Preferred Stock in Lieu of Dividends	-	-	-	-	1,864	1,864,000	-	-	-	-	-	-	-	-	(699,318)	-	(699,318)
Issuance of 7,000 shares of Series H Convertible Preferred Stock, net of discount and offering costs of $609,578	-	-	-	-	-	-	7,000	1,109,379	-	-	-	-	-	-	2,383,920	-	2,383,920
Issuance of 747,362 shares of Series I Convertible Preferred Stock	-	-	-	-	-	-	-	-	747,362	2,697,977	-	-	-	-	-	-	-
Conversion of 1,946 shares of Series G Convertible Preferred Stock	-	-	-	-	(1,946)	-	-	-	-	-	-	-	205,097	205	205	-	-
Conversions of Series H Convertible Preferred Stock	-	-	-	-	-	-	(3,885)	-	-	-	-	-	1,152,374	1,152	1,415,856	-	1,417,008
Conversions of Series I Convertible Preferred Stock	-	-	-	-	-	-	-	-	(747,362)	(2,697,977)	-	-	747,364	747	2,697,230	-	2,697,977
Conversion of Series F and F1 Convertible Preferred Stock	(4,211)	(4,930,004)	(4,747)	-	-	-	-	-	-	-	-	-	1,938,178	1,938	12,318,037	-	12,319,975
Issuance of Common Stock for Services Provided	-	-	-	-	-	-	-	-	-	-	-	-	23,027	-	101,295	-	101,295
Issuance of Common Stock as Series H Dividends	-	-	-	-	-	-	-	-	-	-	-	-	113,649	114	383,018	-	383,132
Deemed dividends on final settlement of the Series F Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,930,712)	-	(2,930,712)
Deemed dividends on final settlement of the Series F-1 Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(634,725)	-	(634,725)
Stock-based Compensation - Issuance of Stock Options and Adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	823,984	-	823,984
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,357,325)	(3,357,325)
Restricted Stock Units - Shares Vested at Issue	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,249,245	-	1,249,245
Common Stock Warrant Exercises	-	-	-	-	-	-	-	-	-	-	-	-	3,476,317	3,476	9,834,068	-	9,837,544
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,627,122)	(11,627,122)
Balance at December 31, 2025	-	$-	-	$-	8,802	$1,864,000	3,115	$1,109,379	-	$-	72,992	$144,524	7,690,403	$7,690	$165,722,193	$(144,122,733)	$21,751,675

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series H Convertible		Series I Convertible		Series D Convertible		Common Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock Par	Additional Paid	Accumulated	Total
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series H	Shares	Series I	Shares	Series D	Shares	Value $0.001	In Capital	Deficit	Equity
Balance at December 31, 2023	6,633	$404,071	-	$-	-	$-	-	$-	-	$-	72,992	$144,524	20,189	$2,019	$114,200,096	$(101,977,067)	$12,369,572
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(23,359,334)	(23,359,334)
Issuance of common stock for vested restricted stock units	-	-	-	-	-	-	-	-	-	-	-	-	9	1	(1)	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	2,830	283	599,717	-	600,000
Issuance of 5,050 shares of Series F-1 Convertible Preferred Stock, net of discount and offering costs of $35,252	-	-	5,050	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of 8,950 shares of Series G Convertible Preferred Stock, net of discount and offering costs of $48,559	-	-	-	-	8,950	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of 1,195 shares of Series F Convertible Preferred Stock, January 1, 2023 through February 1, 2024, monthly instalments of $1,429,871 paid with cash and common stock	(1,195)	(73,472)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Accelerated Conversion of 1,251 shares of Series F Convertible Preferred Stock	(1,227)	(74,330)		-	-	-	-	-	-	-	-	-	7,473	747	292,404	-	293,151
Accelerated Conversion of 303 shares of Series F-1 Convertible Preferred Stock	-	-	(303)	-	-	-	-	-	-	-	-		2,628	263	35,437	-	35,700
Conversion of 66 shares of Series G Convertible Preferred Stock	-	-	-	-	(66)	-	-	-	-	-	-		508	51	(51)	-	-
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,801,885)	(3,801,885)
Reclass of warrant liability upon warrant modification for Series F Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,961,000		7,961,000
Reclass of warrant liability upon warrant modification for Series F-1 Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	19,308,000		19,308,000
Modification of Series F Convertible Preferred Stock	-	4,673,735	-	-	-	-	-	-	-	-	-	-	-	-	(4,673,735)		(4,673,735)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,057,271	-	1,057,271
Balance at December 31, 2024	4,211	$4,930,004	4,747	$-	8,884	$-	-	$-	-	$-	72,992	$144,524	33,637	$3,364	$138,780,138	$(129,138,286)	$9,789,740

The accompanying notes are an integral part of these consolidated financial statements

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025		2024
Cash flows from operating activities:
Net loss		$(11,627,122)	$(23,359,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities		(2,176)	(976)
Change in fair value of marketable securities		(38,671)	(671)
Change in fair value of derivatives		(983,000)	388,000
Change in fair value of warrants		-	4,410,000
Change in fair value of contingent consideration		1,529,000	-
Impairment of intangible assets		1,500,000	-
Loss on issuance of Series F-1 Convertible Preferred Stock		-	3,737,000
Loss on issuance of Series G Convertible Preferred Stock		-	5,109,000
Stock based compensation:
Options/RSUs issued to directors		1,220,608	476,563
Options/RSUs issued to key employees		104,506	507,390
Options/RSUs issued to non-employees		777,069	73,318
Shares issued for services		72,341	600,000
Change in assets and liabilities
Accounts receivables		(18,200)	-
Prepaid expenses		119,635	(504)
Trade and other payables		(881,382)	(814,114)
License fees payable		(838,227)	-
Operating leases		-	(1,481)
Deferred compensation payable		-	(100,538)
Net cash used in operating activities		(9,065,619)	(8,976,347)

Cash flows from investing activities:
Purchase of technology license		(2,009,022)	-
Purchases of marketable securities		(19,062,985)	(12,851,809)
Proceeds from sale of marketable securities		12,647,647	6,750,480
Net cash (used in investing activities		(8,424,360)	(6,101,329)

Cash flows from financing activities
Net proceeds from the issuance of Series F Convertible Preferred Stock		-	-
Net proceeds from the issuance of Series F-1 Convertible Preferred Stock		-	5,050,000
Net proceeds from the issuance of Series G Convertible Preferred Stock		-	8,950,000
Net proceeds from the issuance of Series H Convertible Preferred Stock		6,654,838	-
Net proceeds from the exercise of warrants for common stock		11,726,609	-
Redemption of Convertible Preferred Stock			(73,472)
Dividend on Convertible Preferred Stock		(77,626)	(1,356,708)
Premium on Convertible Preferred Stock		-	-
Net cash provided by financing activities		18,303,821	12,569,820

Net increase/(decrease) in cash and cash equivalents		813,842	(2,507,856)
Cash and cash equivalents at beginning of year		173,154	2,681,010
Cash and cash equivalents at end of year		$986,996	$173,154

Supplemental cash flow information
Cash paid for:
Interest		$-	$-
Income Taxes		$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Fair value of Series G Convertible Preferred Stock issued in-lieu of dividends		$1,866,000	$-
Initial fair value of derivative liabilities pursuant to the issuance of Series H Convertible Preferred Stock and Warrants		$1,837,000	$-
Contingent Consideration Payable for the issuance of Series I Convertible Preferred Stock		$9,380,000	$-
Initial fair value of the LightSolver technology license		$12,077,977	$-
Initial fair value of warrant liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$		$7,933,000
Initial fair value of derivative liabilities pursuant to the issuance of Series F-1 Convertible Preferred Stock and Warrants	$		$854,000
Initial fair value of warrant liabilities pursuant to the issuance of Series G Convertible Preferred Stock and Warrants	$		$14,059,000
Reclass of warrant liability to equity upon warrant modification for the Series F Warrants	$		$7,961,000
Reclass of warrant liability to equity upon warrant modification for the Series F-1 Warrants	$		$6,965,000
Reclass of warrant liability to equity upon warrant modification for the Series G Warrants	$		$12,343,000
Modification of Series F Convertible Preferred Stock	$		$4,673,735

The accompanying notes are an integral part to these consolidated financial statements.

Q/C TECHNOLOGIES, INC. (formerly known as TNF PHARMACEUTICALS, INC.) AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Organization and Description of Business

Q/C Technologies, Inc, formally known as TNF Pharmaceuticals, Inc. is a Delaware corporation (“QCLS” or the “Company”) that was incorporated in New Jersey prior to the Reincorporation (as defined below) and was originally incorporated in Florida in November 2014. On July 22, 2024, the Company changed its name from MyMD Pharmaceuticals, Inc. to TNF Pharmaceuticals, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on July 24, 2024, the Company’s common stock, par value $0.001 per share (“Common Stock”) ceased trading under the ticker symbol “MYMD” and began trading on the Nasdaq Stock Market under the ticker symbol “TNFA.” On September 22, 2025, the Company again changed its name from TNF Pharmaceuticals, Inc. to Q/C Technologies, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on September 25, 2025, the Company’s Common Stock, ceased trading under the ticker symbol “TNFA” and began trading on the Nasdaq Stock Market under the ticker symbol “QCLS.”

As part of the transition in the Company’s business model, on September 2, 2025, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”), by and among the Company, LPU Holdings LLC (“LPU”) and the members of LPU (the “Sellers”), pursuant to which the Company agreed to acquire 100% of the membership interests (the “Membership Interests”) of LPU from the Sellers, and as a result, LPU became a wholly-owned subsidiary of the Company.

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

On February 14, 2024, the Company effected a 1-for-30 reverse stock split (the “2024 Reverse Stock Split”). The 2024 Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the 2024 Reverse Stock Split, unless stated otherwise.

On August 29, 2025, the Company effected a 1-for-100 reverse stock split (the “2025 Reverse Stock Split”). The 2025 Reverse Stock Split reduced the total number of issued and outstanding shares of Common Stock, including shares held by the Company as treasury shares. All share amounts have been retroactively adjusted for the 2025 Reverse Stock Split, unless stated otherwise.

In 2025, the Company shifted its business strategy to focus on energy-efficient blockchain, cryptocurrency infrastructure, and high-performance computing through quantum-class laser-based computing. The Company’s core strategy leverages an exclusive global licensing agreement with LightSolver Ltd. to deploy innovative LPUs, specifically the Company-branded qc-LPU100™, which harnesses the natural properties of light with the goal of achieving high computational speed and energy efficiency. Additionally, the Company is researching and designing quantum/laser-based computer technology.

The Company is pre-revenue and only has investment income for the years 2025 and 2024.

Additionally, these consolidated financial statements include three wholly owned subsidiaries as of December 31, 2025, Akers Acquisition Sub, Inc., Bout Time Marketing Corporation and LPU (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

(c) Functional and Presentation Currency

These consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from cash balances denominated in Foreign Currencies, are recorded in the Consolidated Statements of Operations.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and for the year ended December 31, 2025. The carrying amounts of cash equivalents, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2025 and December 31, 2024.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at December 31, 2025	$14,801,267	$-	$-

Marketable securities at December 31, 2024	$8,345,081	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. The maturities of the securities are less than one year.

As of December 31, 2025 and 2024, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the year ended December 31, 2025 and 2024 were gains of $38,671 and $671, respectively.

Gains and losses resulting from the sales of marketable securities were gains of $2,176 and $976 for the years ended December 31, 2025 and 2024, respectively.

Proceeds from the sales of marketable securities were $12,647,647 and $6,750,480 in the years ended December 31, 2025 and 2024, respectively. Purchases of marketable securities were $19,062,985 and $12,851,809 during the years ended December 31, 2025 and 2024, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities, bifurcated embedded derivatives and contingent consideration payable represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of December 31,
Description	Level	2025	2024
Liabilities
Warrant Liabilities	3	$-	$-
Derivative Liabilities	3	2,157,000	1,282,000
Contingent Consideration Payable	3	$10,909,000	$-

The following table sets forth a summary of the change in the fair value of the warrant liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	As of December 31,
Description	2025	2024
Balance on December 31, 2024 and 2023	$-	$867,000
Issuance of warrants reported at fair value	-	21,992,000
Changes in fair value of warrant liabilities	-	4,410,000
Reclassification of warrant liability to equity upon warrant modification	-	(27,269,000)
Balance on December 31,	$-	$-

The following table sets forth a summary of the change in the fair value of the derivative liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	As of December 31,
Description	2025	2024
Balance on December 31, 2024 and 2023	$1,303,000	$61,000
Issuance of derivatives reported at fair value	1,837,000	854,000
Changes in fair value of derivative liabilities	(983,000)	(388,000)
Balance on December 31,	$2,157,000	$1,303,000

The following table sets forth a summary of the change in the fair value of the contingent consideration payable that is measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	As of December 31,
Description	2025	2024
Balance on December 31, 2024 and 2023	$-	-
Issuance of Contingent Consideration	9,380,000	-
Change in the fair value of Contingent Consideration	1,529,000
Balance on December 31,	$10,909,000

There were no assets or liabilities measured on a non-recurring basis as of December 31, 2025 or December 31, 2024.

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

The Company has determined that the Series F Convertible Preferred Stock warrants are derivatives that are required to be accounted for as liabilities. The Company has also determined that the following embedded features in the preferred stock are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an instalment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled instalment conversion and as such are bifurcated from the preferred stock and accounted for as liabilities. The fair value of the warrants and embedded features are estimated using internal valuation models. The Company’s valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled.

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

Modification of warrants

The Company applies the guidance in ASC 815-40 to account for warrants that are liability classified that are subsequently modified resulting in a reclassification to equity. The warrants are remeasured at fair value on the modification date, the change in fair value is recognized as a non-cash gain or loss on the Statement of Operations, and the warrants are reclassified to additional paid-in capital.

(h) Prepaid Expenses

Prepaid expenses represent expenses paid prior to the date that the related services are rendered or used are comprised principally of prepaid insurance and research and development expenses.

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks. One of the bank accounts exceeds the FDIC limit as of December 31, 2025.

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

In accordance with FASB ASC 321-10-35-2, the Company has elected to measure its investment in Oravax Medical, Inc. (“Oravax”) (Note 3) as an equity security without a readily determinable fair value. Under this election, an equity security without a readily available fair value is reflected at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of December 31, 2025, the Company performed a qualitative and quantitative assessment to evaluate whether the equity investment was impaired. It was determined that the asset quality and business prospects of the investee had declined significantly as no advancements or developments had occurred during 2025. Given the focus Oravax had on initially targeting COVID-19 variants through oral drug delivery, and without updated projections from Oravax, the Company determined that the decline in the fair value was likely permanent and that the investment should be fully impaired as of December 31, 2025.

(l) Property, Plant and Equipment

Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset.

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized within “other (income)/expense” in the Consolidated Statements of Operations.

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

There was no property, plant and equipment for the years ended December 31, 2025 and December 31, 2024.

(m) Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite lives are reduced to their estimated fair value through an impairment charge in the Consolidated Statements of Operations.

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of December 31, 2025, the Company has 17 issued U.S. patents, 69 issued foreign patents, 2 pending U.S. patent applications and 7 foreign patent applications pending in such jurisdictions as Canada, China, Israel, and Japan, which if issued are expected to expire between 2036 and 2039. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

The Company records expenses related to the application for and maintenance of patents as a component of research and development expenses on the Consolidated Statement of Operations.

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

(n) Goodwill

Goodwill is evaluated annually for impairment or whenever the Company identifies certain triggering events or circumstances that would more likely than not reduce the fair value below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, economic factors (for example, the loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts. No impairment was recorded for each of the years ended December 31, 2025 and 2024.

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

The Company’s operating leases are comprised of the 2024 Baltimore Lease and the 2021 Baltimore Lease on the Consolidated Balance Sheets. The information related to these leases are presented below:

	As of December 31, 2025	As of December 31, 2024
	2024 Baltimore	2024 Baltimore
Balance Sheet Location	Lease	Lease
Operating Lease
Lease Right of Use	$-	$10,579
Lease Payable, current	-	10,579
Lease Payable - net of current	-	-

The following provides details of the Company’s lease expense:

	For the Years Ended December 31, 2025			For the Years Ended December 31, 2024
	2021 Baltimore	2024 Baltimore		2021 Baltimore	2024 Baltimore
Lease Expenses	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$10,800	$10,800	$18,672	$21,600	$40,272

Other information as of December 31, 2024 related to leases is presented below:

	Other Lease Information
	Platt Street	2021 Baltimore	2024 Baltimore
Other Information	Lease	Lease	Lease	Total
Operating Leases
Operating cash used	$-	$18,672	$21,600	$40,272
Average remaining lease term	-	-	4	4
Average discount rate	10.0%	10.0%	10.0%	10.0%

As of December 31, 2024, the annual minimum lease payments of the Company’s operating lease liabilities were as follows:

	Annual Minimum Lease Payments
	Platt Street	2021 Baltimore	2024 Baltimore
	Lease	Lease	Lease	Total
For Years Ending December 31,
2024	-	-	-	$-
2025	-	-	10,800	10,800
Total future minimum lease payments, undiscounted	$-	$-	$10,800	$10,800
Less: Imputed interest	-	-	221	221
Present value of future minimum lease payments	$-	$-	$10,579	$10,579

Other information as of December 31, 2025 related to leases is presented below:

Operating cash used for the 2024 Baltimore Lease during 2025 was $10,800. The average discount rate used was 10.0%. On February 26, 2025, the Company provided notice of its intention not to renew the Baltimore Lease, effective April 30, 2025.

(q) Revenue Recognition

If applicable, the Company will recognize revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. For the years ended December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the years ended December 31, 2025 and 2024 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2025 and 2024. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Since the Company had losses in the past, all prior years that generated net operating loss carryforwards are open and subject to audit examination in relation to the net operating loss generated from those years.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company will continue to evaluate the impact of the legislation on future periods.

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

As the Company reported a net loss for the years ended December 31, 2025 and 2024, Common Stock equivalents were anti-dilutive.

As of December 31, 2025 and 2024, the following securities are excluded from the calculation of weighted average dilutive common stock because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2025	2024*
Stock Options	11,538	1,216
Unvested Restricted Stock Units	41,452	686
Warrants to purchase Common Stock	5,198,756	224,956
Series C Preferred Convertible Warrants	-	-
Series D Preferred Convertible Stock	13	13
Series F Preferred Convertible Stock	-	3,239,231
Series F-1 Convertible Preferred Stock	-	3,651,539
Series G Convertible Preferred Stock	2,601,964	4,173,077
Series H Convertible Preferred Stock	586,718	-
Series I Convertible Preferred Stock	188,130	-
Total potentially antidilutive shares	8,628,571	11,290,718

*	2024 values reflect the reverse split values.

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

(v) Recently Issued Accounting Pronouncements

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which expanded income tax disclosure requirements, including disaggregation of pretax income (loss) and income tax expense (benefit) by jurisdiction and disclosure of income taxes paid (net of refunds received). The Company adopted the standard on January 1, 2025 on a retrospective basis. Accordingly, the tax rate reconciliation and income taxes paid disclosures for the year ended December 31, 2024 has been recast to conform to the current year’s presentation. The adoption affected disclosures only and did not impact the Company’s financial position, results of operations, or cash flows.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires enhanced disclosures of specified natural expense categories included within relevant income statement captions. The standard is intended to improve transparency by requiring disaggregation of expenses such as employee compensation, depreciation, and amortization in tabular format within the notes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. The Company expects that adoption will primarily impact the presentation and disclosure of expenses and is currently evaluating the effect of this guidance on its disclosures.

Note 3 – Liquidity and Capital Resources

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As of December 31, 2025, the Company’s cash on hand was $986,996 and marketable securities were $14,801,267. The Company has incurred a total net loss attributable to common stockholders of $14,984,446 for the year ended December 31, 2025. As of December 31, 2025, the Company had working capital of $11,048,516 and stockholders’ equity of $21,751,675 including an accumulated deficit of $144,122,733. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

During the year ended December 31, 2025 the Company raised $6,390,578, net of offerings costs of $609,578, through the private placement of the Company’s Series H Preferred Stock and warrants to purchase shares of the Company’s Common Stock. Additionally, the Company collected net proceeds of $11,719,707 from shareholders exercising Common Stock warrants.

During the year ended December 31, 2024, the Company raised $12,487,399, net of offerings costs of $1,512,601, through the private placement of the Company’s Series F-1 Preferred Stock and Series G Preferred Stock and warrants to purchase shares of the Company’s Common Stock.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these Consolidated Financial Statements are sufficient to fund its current operating budget and contractual obligations as of December 31, 2025 as they fall due within the next twelve-month period from the date of the issuance of these financial statements, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	December 31, 2025	December 31, 2024

Accounts Payable – Trade	$2,072,352	$2,515,421
Accrued Expenses	382,994	386,683
	$2,455,346	$2,902,104

Note 5 – Stock-based Payments

Equity incentive Plans

2017 Stock Incentive Plan

On August 7, 2017, the stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 11,800 shares of the Company’s Common Stock. As of December 31, 2025, grants of restricted stock and options to purchase 1,500 shares of Common Stock have been issued pursuant to the 2017 Plan, and 0 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2019 Plan was modified to increase the total authorized shares. The 2018 Plan, as amended, provides for the issuance of up to 1,867,000 shares of the Company’s Common Stock. As of December 31, 2025, grants of RSUs and restricted stock to purchase 8,900 shares of Common Stock have been issued pursuant to the 2018 Plan, and 9,900 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the stockholders approved, and the Company adopted the 2021 Stock Incentive Plan, as amended, (“2021 Plan”). The 2021 Plan provides for the issuance of up to 250,000,000 shares of the Company’s Common Stock. As of December 31, 2025, grants of RSUs and stock options to purchase 33,583,400 shares of Common Stock have been issued pursuant to the 2021 Plan, and 106,416,600 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the year ended December 31, 2025:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2024	603	$4,902.19	$4,595.20	6.98	$-
Granted	102,250	18.32	6.69	9.89	-
Exercised	-	-	-	-	-
Forfeited	(34)	2,430.00	2,310	7.69	-
Canceled/Expired	(2,459)	440.04	417.08	9.14	-
Balance at December 31, 2025	100,360	36.52	23.42	9.89	$-
Exercisable as of December 31, 2025	100,360	36.52	23.42	9.89	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.99 for the Company’s Common Stock on December 31, 2025 and the closing stock price of $0.0115 for the Company’s Common Stock on December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company recognized stock option expenses totaling $810,505 and $1,057,271, respectively.

The unamortized stock option expenses as of December 31, 2025 and 2024 totaled $0 and $148,583 respectively.

Restricted Stock Units

On October 14, 2021, the Compensation Committee of the Board of Directors approved grants totaling 932 Restricted Stock Units to the Company’s six directors and seven key employees. Each RSU had a grant date fair value of $24,270 which will be amortized upon vesting into administrative expenses within the Consolidated Statement of Operations. Such RSUs were granted under the 2021 Plan. Vesting of each RSU is:

●	One-third (33%) of each RSU will vest when the Company’s market capitalization is equal to or greater than $500,000,000 for at least ten (10) trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $1.5 during such trading day period.

●	One-third (33%) of each RSU will vest when the Company’s market capitalization is equal to or greater than $750,000,000 for at least ten (10) trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $1.5 during such trading day period.

●	The remaining awarded units will vest when the Company’s market capitalization is equal to or greater than $1,000,000,000 for at least ten (10) trading days during any twenty (20) consecutive trading day period ending on or after December 15, 2021 and the fair market value of the Common Stock equals or exceeds $1.5 during such trading day period.

●	In the event that (i) a change in control occurs or (ii) the participant incurs a termination of service by the Company without cause or due to the participant’s death or total and permanent disability, then all unvested units shall become vested units immediately upon the occurrence of such event.

As of December 31, 2025, none of the vesting milestones have been met and none of the shares remain outstanding.

The following is the status of outstanding unvested restricted stock units outstanding as of December 31, 2024 and the changes for the year ended December 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2024	484	$24,270.00
Granted	445,094	$6.09
Vested	(232,594)	-
Forfeited	(167)	24,270.00
Canceled/Expired	(317)	-
Balance at December 31, 2025	212,500	$24,270.00

As of December 31, 2025 and 2024, the unamortized fair value of the RSUs was $1,417,566 and $9,789,061, respectively.

Note 6 – Equity

Authorized Capital Stock

On July 24, 2024, the Company’s stockholders approved the adoption of the Certificate of Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 1,666,666,600 to 25,000,000,000 (“Authorized Share Increase Amendment”) and to make a corresponding change to the number of authorized shares of capital stock. On July 25, 2024, the Company filed the Authorized Share Increase Amendment with the Secretary of State of Delaware (the “Secretary of State”). On June 17, 2024, the Company filed a Certificate of Amendment to the Series G Certificate of Designations with the Secretary of State to increase the number of authorized shares of Series G Preferred Stock from 8,950 to 12,826,273.

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

As of December 31, 2025, the Company’s authorized capital stock consisted of 1,300,000,000 shares, of which 1,250,000,000 are shares of Common Stock, and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Preferred Shares, 5,050 of which have been designated as Series F-1 Convertible Preferred Stock, 12,826,273 of which have been designated as Series G Preferred Stock, 7,000 of which have been designated as Series H Preferred Stock, and 747,362 of which have been designated as Series I Preferred Stock.

As of December 31, 2025 and December 31, 2024, there were 7,690,403 and 33,636 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares and 72,992 shares of Series D Preferred Stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. There were 0 and 4,211 Series F Preferred Shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. There were 0 and 4,747 shares of Series F-1 Preferred Stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. There were 8,802 and 8,884 shares of Series G Preferred Stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. There were 3,115 and 0 shares of Series H Preferred Stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. There were no shares of Series I Preferred Stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. There were no shares of Series C Convertible Preferred Stock or Series E Junior Participating Preferred Stock issued and outstanding as of December 31, 2025 and December 31, 2024.

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

As of December 31, 2025 and December 31, 2024, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 13 underlying shares of the Company’s Common Stock.

Series F Convertible Preferred Stock

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock (the “Series F Preferred Shares”) with a stated value of $1,000 per share, initially convertible into up to 6,652,300 shares of the Company’s Common Stock at an initial conversion price of $2.255 per share (the “Series F Conversion Price”), subject to adjustment, and (ii) warrants to acquire up to an aggregate of 66,523 shares of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”). The Series F Preferred Shares became convertible upon issuance into Common Stock (the “Series F Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.255. The Series F Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions).

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

The Series F Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Operations. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $190.00 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

The Company performed an analysis of the change in fair value of the derivative liabilities pre and post the September 2, 2025 modification and determined the change in fair value to be immaterial. During the years ended December 31, 2025 and 2024, Company recorded gains of $0 and $61,000, respectively, related to the changes in the fair value of the derivative liabilities. The Company estimated the $0 fair value of the bifurcated embedded derivative at December 31, 2024 using a Monte Carlo simulation model, with the following inputs; the fair value of the Company’s Common Stock of $1.15 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 6.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.6%. The Series F Preferred Stock were fully converted during the year ended December 31, 2025. The derivative liability had a fair value of $0 at time of conversion and there was no impact to equity.

The following are the principal terms of the Series F Preferred Shares:

Dividends

The holders of the Series F Preferred Shares are entitled to dividends of 10.0% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), Series F Preferred Shares will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of Series F Preferred Shares are also entitled to receive a dividend make-whole payment. During the years ended December 31, 2025 and 2024, the Company recorded dividends totaling $1,328,970 and $2,927,113, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

Series F-1 Preferred Stock

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) an aggregate of 5,050 shares of the Company’s newly-designated Series F-1 Preferred Stock, initially convertible into up to 2,781,300 shares of Common Stock at a conversion price of $1.816 per share (the “Series F-1 Conversion Shares”), (ii) short-term warrants to acquire up to an aggregate of 2,781,300 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) long-term warrants to acquire up to an aggregate of 2,781,300 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an exercise price of $1.816 per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placement occurred on May 23, 2024 (the “Series F-1 Closing Date”). The Series F-1 Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F-1 Conversion Price (subject to certain exceptions).

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

The Company performed an analysis of the change in fair value of the derivative liabilities pre and post the September 2, 2025 modification and determined the change in fair value to be immaterial. During the years ended December 31, 2025 and 2024, the Company recorded a gain of $1,303,000 and a loss of $449,000, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Operations. The Company estimated the $1,303,000 fair value of the bifurcated embedded derivative at December 31, 2024 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $0.0115 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 320.0%, the time to maturity of 0.5 years, a discounted market interest rate of 7.0%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 3.6%. The Series F-1 Preferred Stock were fully converted during the year ended December 31, 2025. The derivative liability had a fair value of $0 at time of conversion and there was no impact to equity.

The following are the principal terms of the Series F-1 Preferred Stock:

Dividends

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. During the years ended December 31, 2025 and 2024, the Company recorded dividends totaling $605,079 and $315,410, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

Series G Preferred Stock

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement” and collectively with the Series F-1 Purchase Agreement, each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with certain accredited investors (the “Series G Investors” and collectively with the Series F-1 Investors, the “Investors”), with certain accredited investors (the “Series G Investors”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 4,928,800 shares of the Company’s Common Stock, at a conversion price of $1.816 per share (ii) short-term warrants to acquire up to an aggregate of 4,928,800 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $1.816 per share, and (iii) long-term warrants to acquire up to an aggregate of 4,928,800 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an exercise price of $1.816 per share (collectively, the “Series G Private Placement” and collectively with the Series F-1 Private Placement, each a “Private Placement” and collectively, the “Private Placements”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date” and collectively with the Series F-1 Closing Date, the “Closing Date”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions).

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

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Stock (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the years ended December 31, 2025 and 2024, the Company recorded dividends totaling $914,377 and $559,353, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

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

During the year ended December 31, 2025, the Company issued 1,864 shares of Series G Preferred Stock with a stated value of $1,864,000 in lieu of dividends totaling $1,338,829 and a reduction of additional paid-in capital totaling $525,171. During the year ended December 31, 2024, the Company did not issue Series G Preferred Stock in lieu of dividends.

Series H Preferred Stock

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Series H Purchase Agreement”) with certain accredited investors (the “Series H Investors”) pursuant to which it agreed to sell to the Series H Investors (i) an aggregate of 7,000 shares of the Company’s newly-designated Series H Preferred Stock, initially convertible into up to 140,000,000 shares of Common Stock at an initial conversion price of $0.05 per share (the “Series H Conversion Shares”), and (ii) warrants to acquire up to an aggregate of 140,000,000 shares of Common Stock (the “Series H Warrants”) at an exercise price of $0.05 per share (collectively, the “Series H Private Placement”). The closing of the Series H Private Placement occurred on September 4, 2024 (the “Series H Closing Date”). The aggregate gross proceeds from the Private Placement were $7,000,000.

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

The holders of the Series H Preferred Stock are entitled to dividends of 7% per annum, compounded monthly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”)), the Series H Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of the Series H Preferred Stock will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series H Preferred Stock is entitled to be calculated assuming a conversion price of $4.83 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series H Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series H Certificate of Designations. During the years ended December 31, 2025 and 2024, the Company recorded dividends totaling $182,065 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

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

The discount to the fair value is included as a reduction to the carrying value of the Series H Preferred Stock. During the year ended December 31, 2025, the Company recorded a total discount of $4,472,000 upon issuance of the Series H Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $1,837,000, stock issuance costs of $425,063, and amount allocated to the Series H Warrants of $2,209,937. For the year ended December 31, 2025, the Company recorded a gain of $739,000 as an adjustment to the fair market value of the derivative liability on the Consolidated Statement of Operations. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount using the effective interest method and $383,132 was recorded as a deemed dividend for the year ended December 31, 2025.

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

The Series I Preferred Stock was issued as consideration in connection with an asset acquisition (see Note 9) and was thus recognized at its issuance date fair value of $2,697,977. As of December 31, 2025, no shares remain outstanding.

Common Stock

The holders of Common Stock are entitled to one vote per share at meetings of the Company.

During the year ended December 31, 2024, the Company issued 90,800 shares of Common Stock for previously vested restricted stock units.

During the year ended December 31, 2024, the Company issued 28,301,900 shares of Common Stock in exchange for services with a fair market value of $600,000.

During the year ended December 31, 2024 the Company issued 74,728,300 shares of Common Stock as installment conversions and 0 shares of Common Stock for make-whole adjustments for the Series F Preferred Stock.

During the year ended December 31, 2024 the Company issued 26,276,800 shares of Common Stock as installment conversions and 0 shares of Common Stock for make-whole adjustments for the Series F-1 Preferred Stock.

During the year ended December 31, 2024 the Company issued 5,076,800 shares of Common Stock for the conversion of the Series G Preferred Stock.

During the year ended December 31, 2025, the Company issued 759,400 shares of Common Stock for vested restricted stock units.

During the year ended December 31, 2025 the Company issued 20,509,700 shares of Common Stock for the conversion of the Series G Preferred Stock.

During the year ended December 31, 2025 the Company issued 115,237,400 shares of Common Stock for the conversion of the Series H Preferred Stock.

During the year ended December 31, 2025 the Company issued 1,938,178 shares of Common Stock for the conversion of the Series F and F-1 Preferred Stock.

During the year ended December 31, 2025 the Company issued 747,364 shares of Common Stock for the conversion of the Series I Preferred Stock.

During the year ended December 31, 2025 the Company issued 23,027 shares of Common Stock in exchange for services provided by contractors.

During the year ended December 31, 2025 the Company issued 3,476,317 shares of Common Stock related to the exercise of Common Stock warrants.

Common Stock Warrants

The table below summarizes the warrant activity for the year ended December 31, 2025:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2024	332,998	$220.05	2.81	$-
Issued	2,609,845	3.57	9.11	1,788,943
Warrant Modification
Warrants issued February 23, 2023 and May 23, 2024	(350,171)	130.00	2.29	-
Warrant modification September 24, 2025	13,502,224	3.3713	3.41	-
Exercised	(3,476,317)	3.3713	4.48	2,707,008
Forfeited	-	-	-	-
Canceled/Expired	(2,135,729)	4.27	-	1,663,052
Balance at December 31, 2025	10,502,236	$6.12	5.15	$7,933,065
Exercisable as of December 31, 2025	10,289,736	$6.14	5.15	$7,933,065

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.99 for the Company’s Common Stock on December 31, 2025 and the closing stock price of $0.0115 for the Company’s Common Stock on December 31, 2024. All warrants were vested on date of grant.

On April 17, 2025, in connection with the issuance of Stock Options, (i) the Series F Conversion Price, Series F-1 Conversion Price and Series G Conversion Price was adjusted to $18.32 per share pursuant to the full ratchet anti-dilution provisions contained in the applicable Certificate of Designations and, (ii) the Series F Exercise Price, the Series F-1 Exercise Price and Series G Exercise Price was adjusted to $18.32 per share and the number of shares of Common Stock issuable upon exercise of such warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the applicable warrants. In September 2025, in connection with the 2025 Reverse Stock Split and pursuant to the full ratchet anti-dilution provisions contained in the applicable certificate of designations, (i) the Series F Conversion Price, Series F-1 Conversion Price, Series G Conversion Price and the Series H Conversion Price was adjusted to $3.3713 per share, and (ii) the Series F Exercise Price, the Series F-1 Exercise Price, the Series G Exercise Price and Series H Exercise Price was adjusted to $18.32 per share and the number of shares of Common Stock issuable upon exercise of such warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the applicable warrants.

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 6,652,300 shares of Common Stock, with an initial exercise price of $2.255 per share, which, as of December 31, 2025, was adjusted to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 4,449,325 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (the “Series F Exercise Price”), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately.

Following the 2024 Reverse Stock Split, the exercise price of the Series F Warrants was reduced to $3.18 per share pursuant to the stock combination event adjustment provisions contained in the Series F Warrants and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately. In May 2024, in connection with the Private Placements, the exercise price of the Series F Warrants was reduced to $1.816 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants, the exercise price of the Series F Warrants was reduced to $18.32 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately. In September 2025, in connection with the 2025 Reverse Stock Split and pursuant to the stock combination event adjustment provisions contained in the Series F Warrants, the exercise price of the Series F Warrants was reduced to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately.

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

During the year ended December 31, 2024, the Company recorded a loss of $7,094,000 related to the change in fair value of the Series F Warrant liabilities through the March 31, 2024 reclassification of Series F Warrant liabilities to equity, which is recorded in other income (expense) on the Consolidated Statements of Operations (see below). The fair value of the Series F Warrants of $7,961,000 was estimated at March 31, 2024, utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 3.90 years; equity volatility of 110.0%; and a risk-free interest rate of 4.31%.

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

During the years ended December 31, 2025 and 2024, holders of Series F Warrants exercised 1,310,000 and 0 warrants for 1,310,000 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $4,416,403 and $0 for the years ended December 31, 2025 and 2024, respectively.

Series F-1 Warrants

Pursuant to the Series F-1 Private Placement, the Company issued to investors (i) the Series F-1 Long-Term Warrants to purchase 2,781,300 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series F-1 Short-Term Warrants to purchase 2,781,300 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance. The exercise price of the Series F-1 Warrants and the number of shares issuable upon exercise of the Series F-1 Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F-1 Warrants will be increased proportionately.

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

The Series F-1 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series F-1 Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Operations. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $190.00 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

During the years ended December 31, 2025 and 2024, holders of Series F-1 Short-Term Warrants exercised 599,196 and 0 warrants for 599,196 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $2,020,069 and 0 for years ended December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, holders of Series F-1 Long-Term Warrants exercised 25,844 and 0 warrants for 25,844 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $87,128 and 0 for years ended December 31, 2025 and 2024, respectively.

Series G Warrants

Pursuant to the Series G Private Placement, the Company issued to investors (i) the Series G Long-Term Warrants to purchase 4,928,800 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of five years from the date of issuance and (ii) the Series G Short-Term Warrants to purchase 4,928,800 shares of Common Stock, with an initial exercise price of $1.816 per share (subject to adjustment), for a period of eighteen months from the date of issuance.

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

The Series G Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series G Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Operations. The Company estimated at issuance the $3,149,800 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s Common Stock of $190.00 on the issuance date, estimated equity volatility of 120.0%, estimated traded volume volatility of 190.0%, the time to maturity of 1.35 years, a discounted market interest rate of 6.8%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 0.5%. The fair value of the bifurcated derivative liabilities was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

During the years ended December 31, 2025 and 2024, holders of Series G Short-Term Warrants exercised 519,088 and 0 warrants for 519,088 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $1,988,993 and 0 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there are no remaining Series G Short-Term Warrants outstanding.

During the years ended December 31, 2025 and 2024, holders of Series G Long-Term Warrants exercised 519,088 and 0 warrants for 519,088 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $1,988,993 and 0 for the years ended December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025 and 2024, holders of Series H Short-Term Warrants exercised 503,141 and 0 warrants for 503,141 and 0 shares of Common Stock, respectively. These transactions generated gross proceeds of $1,696,239 and 0 for the years ended December 31, 2025 and 2024, respectively.

Note 7 – Income Taxes

The Company’s income tax (benefit)/provision is as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Current	$-	$-
Deferred	(1,606,119)	(5,446,000)
Change in Valuation Allowance	1,606,119	5,446,000
Income Tax Benefit	$-	$-

ASU 2023-09 requires disaggregation of pretax income (loss), income tax expense (benefit), and income taxes paid by jurisdiction. The Company has no foreign operations; accordingly, all pretax income (loss) is domestic (United States).

The following table shows the components of loss before income taxes and the related income tax expense / (benefit):

	2025	2024
Loss before income taxes
U.S. operations	$(11,627,122)	$(23,359,334)
Current income tax expense / (benefit)
U.S. federal	-	-
U.S. state and local	-	-
Total current income tax expense / (benefit)	-	-
Deferred income tax expense / (benefit)
U.S. federal	-	-
U.S. state and local	-	-
Total deferred income tax expense / (benefit)	-	-
Total current income tax expense / (benefit)	$-	$-

For the years ended December 31, 2025 and 2024 there were no income taxes paid. As no income taxes were paid, disaggregation by U.S. federal, state, or foreign jurisdictions was not applicable for the period presented.

The reconciliation of income taxes using the statutory U.S. income tax rate and the benefit from income taxes for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024

Statutory U.S. Federal Income Tax Rate	(21.0)%	(21.0)%
State income taxes, net of U.S. Federal tax effect	(7.4)%	(7.5)%
Adjustment to deferred tax assets	7.0%	2.9%
Tax credits	(2.4)%	(1.6)%
Non-deductible expenses	2.3%	3.9%
Change in Valuation Allowance	17.7%	23.3%
Net	0.0%	0.0%

As of December 31, 2025, and 2024, the Company had U.S. federal net operating loss carry forwards of $123,715,103 and $116,475,704, respectively. $43,262,318 of the U.S. federal net operating loss generated in tax years beginning before January 1, 2018 expire beginning with the year ending December 31, 2026 through 2037. The remaining U.S. federal net operating loss of $80,452,785 does not expire, however it is limited to 80% of each subsequent year’s net income. As of December 31, 2025, and 2024, the Company had U.S. state net operating loss carry forwards of $58,300,567 and $55,721,156, respectively, some of which expire beginning with the year ending December 31, 2026 through 2045. U.S. federal net operating losses of $3,873,308 expired during 2025. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

Under Section 382 of the Code, use of the Company’s net operating loss carryforwards is limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. The Company experienced an ownership change as a result of the Merger and therefore the Company’s ability to utilize its net operating loss and certain credit carryforwards are limited. The limitation is determined by the fair market value of the Company’s common stock outstanding immediately prior to the ownership change, multiplied by the applicable federal rate. It is expected that the Merger caused the Company’s net operating loss carryforwards to be limited. However, the limitation had no impact on the Company’s financial statements since the Company recorded a full valuation allowance for the deferred tax assets as of December 31, 2025 and 2024.

The principal components of the deferred tax assets and liabilities, and related valuation allowances as of December 31, 2025 and 2024 are as follows:

	2025	2024

Reserves and other	$1,421,000	$731,000
Net operating loss carry-forwards	29,455,000	27,869,000
Capitalized research and development	2,513,000	3,894,000
Research and development tax credit	2,479,000	2,205,000
Share-based compensation	1,877,000	1,430,000
Valuation Allowance	(37,735,000)	(36,129,000)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets increased / (decreased) by $1,606,119 during the year ended December 31, 2025, related to the U.S. federal and state jurisdictions in the amounts of $2,055,712 and $(449,592), respectively. The increase in the U.S. federal valuation allowance was mainly due to increases in the Company’s gross deferred tax asset related to increases in the cumulative deductible temporary differences including the net operating loss carryforward. The (decrease) in the U.S. state valuation allowance was mainly due to changes in the statutory state tax rate due to changes in state apportionment factors.

The valuation allowance increased by $5,446,000 during the year ended December 31, 2024, related to the U.S. federal and state jurisdictions in the amounts of $3,691,039 and $1,755,247, respectively, due to increases in the Company’s gross deferred tax asset related to increases in the cumulative deductible temporary differences including the net operating loss carryforward.

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

The Company evaluated the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.

During 2025, the Company recorded an unrecognized tax benefit of $205,459 related to timing differences. If the position is resolved unfavorably, the related net operating loss carryforward could be reduced; however, the Company expects a corresponding future tax deduction for the underlying timing difference. Accordingly, resolution of this position would not change total gross deferred tax assets and, while the Company maintains a full valuation allowance, would not affect the effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2025 and 2024. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company files U.S. federal income tax returns and various state income tax returns. Since the Company had losses in the past, all prior years that generated net operating loss carryforwards are open and subject to audit examination in relation to the net operating loss generated from those years.

Note 8 – Commitments and Contingencies

Royalty Agreement with SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) will be obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr. No revenue has been recognized subject to these agreements for the year ended December 31, 2025 and 2024.

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

On April 29, 2025, the complaint was confidentially settled between the parties. There was no material impact on the Company’s financial condition or the results of operations. All legal fees incurred were expensed as and when incurred.

Note 9 – Related Parties

PharmaCyte Biotech, Inc. - Series G Preferred Stock Issuance

On May 20, 2024, the Company entered into the Series G Purchase Agreement with the Series G Investors, including PharmaCyte Biotech, Inc. (“Pharmacyte”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 Series G Preferred Stock, initially convertible into up to 492,841,600 shares of the Company’s Common Stock, at a conversion price of $0.01816 per share (ii) Series G Short-Term Warrants to acquire up to an aggregate of 492,841,600 shares of Common Stock at an exercise price of $1.816 per share, and (iii) Series G Long-Term Warrants acquire up to an aggregate of 492,841,600 shares of Common Stock at an exercise price of $0.01816 per share, for aggregate gross proceeds equaling approximately $8.9 million. The interim CEO, President and Director of PharmaCyte, Joshua Silverman, serves as the Company’s Executive Chairman.

PharmaCyte Biotech, Inc. - Series H Preferred Stock Issuance

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

The Company made matching contributions to the 401(k) Plan during the years ended December 31, 2025 and 2024 of $8,469 and $22,142, respectively.

Note 11 – Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to these agreements as of December 31, 2025 and 2024.

On September 2, 2025, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) whereby, the Company agreed to acquire 100% of the membership interests of LPU Holdings LLC from the Sellers, and entered into certain other related agreements, including (i) a Support Agreement, (ii) a Registration Rights Agreement, and (iii) a License Agreement, by and between LPU and LightSolver Ltd. (the “License Agreement”, and, collectively, with the MIPA, the “Acquisition”). The Acquisition closed on September 4, 2025 (the “Acquisition Closing Date”).

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

Note 12 – Segment Reporting

The Company has two reportable segments. The legacy segment focuses on the previous endeavors of TNF Pharmaceuticals, Inc. This business segment operates in the clinical-stage pharmaceutical space and is specifically focused on Isomyosamine (formerly MYMD-1). The second and primary segment is focused on the development and eventual application of quantum computing technology, both for cryptocurrency applications and beyond. The Company’s chief operating decision maker (“CODM”), who is responsible for evaluating financial performance and allocating resources, is the Executive Chairman of the Board. The accounting policies of the duel segments are the same as those described in the summary of significant accounting policies. The CODM does not use assets to assess the segment. The CODM assesses performance for each segment and decides how to allocate resources based on net operating loss excluding stock-based compensation and warrant issuance expenses. The CODM uses a non-GAAP measure, net of operating loss excluding stock-based compensation and warrant issuance expenses, as the primary measure of operating performance and to monitor the Company’s cash burn and adherence to budget.

To date, the Company has not generated any product revenues and has incurred losses and negative cash flows from operations since inception.

The following table presents certain financial data for the Company’s two reportable segments and a reconciliation to the Company’s consolidated net loss.

	Pharmaceuticals		Computing Technology
	2025	2024	2025	2024
Sales	-	-	-	-
Product Cost of Sales	-	-	-	-
Gross Income	-	-	-	-

Operating Expenses
Administrative Expenses	2,013,710	4,161,907	1,722,816	-
Research and Development Expenses	3,045,977	3,441,010	425,864	-
Stock-Based Compensation	1,937,691	-	236,833
Franchise Tax Expense	150,038	-	50,013	-
Warrant Issuance Expense	-	-	264,417	-
Segment Net Loss	(7,147,415)	(7,602,917)	(2,699,942)	-

Reconcilement of Net Loss
Adjustments and Reconciling Items
Stock Based Compensation	1,325,144	1,057,271	-	-
Series F Warrant Issuance Expenses	-	-	-	-
Series F-1 Warrant Issuance Expenses	-	539,097	-	-
Series G Warrant Issuance Expenses	-	969,505	-	-
Series H Warrant Issuance Expenses	-	-	264,417	-
Dividends Paid on Series H Preferred Stock	-	-	99,437	-
Interest and Dividend Income	156,042	351,809	69,346	-
Gains on Sales of Marketable Securities	2,176	976	-	-
Unrealized Gains on Marketable Securities	(1,435)	671	40,106	-
Change in Fair Value of Derivative Liabilities	1,303,000	(388,000)	(320,000)	-
Change in Fair Value of Warrant Liabilities	-	(4,410,000)	-	-
Loss on Issuance of Series F-1 Convertible Preferred Stock	-	(3,737,000)	-	-
Loss on Issuance of Series G Convertible Preferred Stock	-	(5,109,000)	-	-
Loss on Impairment of Intangible	(1,500,000)	-	-	-
Loss on FMV of Contingent Compensation	-	-	(1,529,000)	-
Casualty Gain/(Loss)	-	100,000	-	-
Total Adjustments and Reconciling Items	(1,365,331)	(15,756,417)	(2,103,402)	-

Consolidated Net Loss	$(5,782,084)	$(23,359,334)	(596,540)	-

Segment assets are not reviewed by the CODM and, accordingly, asset information is not presented.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through April 15, 2026, and identified the following:

On January 16, 2026, the Company entered into a consulting agreement (the “Voss Consulting Agreement”) with Chelsea Voss, a current director of the Company, pursuant to which, Ms. Voss agreed to provide certain consulting services to the Company, including evaluating companies and making related introductions, analyzing technologies and operations, reviewing and advising on potential acquisitions and any other consulting or advisory services which the Company reasonably requests that Ms. Voss provide to the Company. The Voss Consulting Agreement has a term of twelve (12) months, unless earlier terminated pursuant to the terms of the Voss Consulting Agreement or upon the mutual written consent of the Company and Ms. Voss in accordance with the terms of the Voss Consulting Agreement.

Pursuant to the Voss Consulting Agreement, Ms. Voss is entitled to a monthly fee equal to $12,500 per month (or, $150,000 annually) payable in arrears on a monthly basis. In addition, pursuant to the Voss Consulting Agreement, Ms. Voss was granted (i) 212,500 restricted stock units, subject to the terms and conditions of the Company’s standard restricted stock unit award agreement and the 2021 Plan which vest in four substantially equal instalments on the quarterly anniversaries of the issuance date, provided that Ms. Voss continues to provide services to the Company through such applicable vesting dates and subject to the related restricted stock unit award agreement, and (iii) stock options to purchase up to an aggregate of 212,500 shares of Common Stock at an exercise price equal to the greater of (a) $5.097 per share and (b) the fair market value per share of Common Stock on the date of grant (the “Consultant Options”), subject to the terms and conditions of the Company’s standard nonqualified stock option award agreement and the Plan. The Consultant Options vest and become exercisable in four (4) substantially equal instalments on each quarterly anniversary of the issuance date, provided that Ms. Voss continues to provide services to the Company through such applicable vesting dates.

Employment Agreement

On April 13, 2026, the Company entered into an executive compensation agreement (the “Employment Agreement”) with Joshua Silverman, who serves as the Company’s Executive Chairman, setting forth the terms and conditions of Mr. Silverman’s continued employment as a member of the Company’s Board of Directors and as the Company’s Executive Chairman. The Employment Agreement has a three-year initial term commencing on April 13, 2026 (the “Effective Date”), which term automatically renews each year for successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Employment Agreement.

The Employment Agreement provides that Mr. Silverman will be entitled to receive an annual base salary of one hundred and twenty thousand dollars ($120,000) (“Base Salary”), payable in accordance with the Company’s normal payroll practices. For each fiscal year during the employment period, Mr. Silverman is eligible to receive an annual bonus upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. The Employment Agreement also entitles Mr. Silverman to receive customary benefits and reimbursement for ordinary business expenses.

Pursuant to the Employment Agreement, Mr. Silverman is entitled to receive, on the Effective Date and subsequently on the first day of each calendar quarter thereafter, a number of fully vested restricted stock units (“RSUs”) equal to an aggregate value of $60,000 per grant calculated based on the closing price of the Company’s Common Stock as of the grant date or the closing price of the last preceding business day if the grant date is not a business day (rounded down for any fractional shares). The RSUs granted pursuant to the Employment Agreement are subject to the terms and conditions of the Company’s standard restricted stock unit award agreement and the Company’s long-term equity incentive plan. With respect to the RSU grants provided in the Employment Agreement, the Company further agreed to provide Mr. Silverman with an additional lump-sum cash payment equal to any estimated personal income and applicable employment taxes to be withheld or paid in connection with Mr. Silverman’s receipt of the applicable RSUs.

In the event Mr. Silverman’s employment is terminated by the Company for Cause (as defined in the Employment Agreement) or by Mr. Silverman without Good Reason (as defined in the Employment Agreement), Mr. Silverman will be entitled to: (i) any earned but unpaid Base Salary earned during his employment and applicable to all pay periods prior to the termination date, and (ii) any unpaid expense reimbursements and vested amounts and benefits in accordance with the terms of any applicable plan, program, corporate governance document, policy, agreement or arrangement of the Company (collectively, “Accrued Compensation”).

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason, then, subject to certain conditions set forth in the Employment Agreement (including the execution and non-revocation of a general release of claims), Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to two times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason within two (2) years after a Change in Control (as defined in the Employment Agreement) or within six (6) months prior to a Change in Control, Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to three times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

The Employment Agreement also contains customary provisions relating to, among other things, confidentiality and non-disparagement.

