Form 10-K/A
period 2025-12-31
Q/C TECHNOLOGIES, INC.
filed 2026-04-29
CIK 1321834

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

As of April 27, 2026, the registrant had 7,853,429 shares of its Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 15, 2026, Q/C Technologies, Inc. (“Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

The Board of Directors has not yet established the date of the 2026 annual meeting of shareholders. When the date is established, the Company will announce it in its filings made with the SEC. Consequently, we currently expect that our definitive proxy statement for the 2026 annual meeting of shareholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages and positions of all of our directors and executive officers and the positions they hold as of April 27, 2026. Our directors serve until their successors are elected and shall qualify. Executive officers are elected by our board of directors (the “Board”) and serve at the discretion of the directors.

Name	Age	Position with the Company
Mitchell Glass, M.D.	74	Director, Chief Medical Officer
Ian Rhodes	54	Interim Chief Financial Officer
Joshua Silverman	55	Director, Executive Chairman of the Board
Christopher Schreiber	60	Director
Bill J. White	65	Director
Stephen Friscia	55	Director
Chelsea Voss	32	Director
Bruce Bernstein	62	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Dr. Mitchell Glass has been our director since April 8, 2024, and currently serves as our Chief Medical Officer, a position he has held since June 13, 2024. Dr. Glass previously served as President of the Company from June 13, 2024 until September 1, 2025. Dr. Glass is presently Chief Executive Officer of Chronic Airway Therapeutics, Chairman and Chief Executive Officer of ACCOLADE Pharma LLC and a principal at Broom Street Associates. Previously, Dr. Glass was director of pulmonary therapeutics at ICI/Zeneca and responsible world-wide for the development of zafirlukast (“Accolate®), the first successful antileukotriene for the treatment of asthma. Dr. Glass also served as Vice President at SmithKline Beecham beginning March, 1995, where he also held executive roles in the development of carvedilol (COREG®) for heart failure, eprosartan (TEVETEN®) for hypertension and led the worldwide portfolio development in cardiovascular, respiratory, renal and metabolic diseases and disorders. At Athrogenix, Dr. Glass led the development of AGI1067 to a successful end of phase 2 meeting with the FDA. After 2 years as the CSO of the University City Science Center in Philadelphia between 2005 and 2006, which included responsibility for 54 early-stage companies, Dr. Glass joined Aqumen Pharma KK (“Aqumen Pharma”) in 2006 as Director Aqumen KK. Dr. Glass also served as Chief Executive Officer and Chief Medical Officer of Aqumen Pharma’s U.S. subsidiary was responsible for the ophthalmic portfolio, the lead compound of which was successfully developed and marketed in the U.S. and served in such roles until 2011. Previously, Dr. Glass served as the Chief Medical Officer and Director at Invion Plc. (ASX IVN) (“Invion”) beginning 2011 until 2019 and led the de-merger of Invion into Chronic Airway Therapeutics, the lead compound of which, nadolol, executed a positive proof of concept study in smokers with bronchitis. Dr. Glass graduated from the University of Chicago and is board certified in internal medicine, pulmonary and critical care medicine.

Ian Rhodes has been our Interim Chief Financial Officer since February 1, 2021. Since August 2024, Mr. Rhodes has been the Chief Financial Officer of Renatus Tactical Acquisition Corp I. Mr. Rhodes joined Brio Financial Group (“Brio”) in January 2021. From March 2020 to December 2020, Mr. Rhodes has served as the Chief Financial Officer of Apogee Acquisition Corp. since November 2025. Mr. Rhodes served as the Interim Chief Financial Officer of Roadway Moving and Storage. From November 2018 to July 2019, he served as Interim CFO of Greyston Bakery and Foundation. From December 2016 to September 2018, Mr. Rhodes served as President, Chief Executive Officer and Director of GlyEco, Inc., and served as Chief Financial Officer of GlyEco, Inc. from February 2016 to December 2016. From May 2014 to January 2016, he served as Chief Financial Officer of Calmare Therapeutics. Mr. Rhodes began his career at PricewaterhouseCoopers, where he worked for 15 years. Mr. Rhodes holds a Bachelor of Science degree in Business Administration with a concentration in Accounting from Seton Hall University.

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

Joshua Silverman has been our director since September 6, 2018 and currently serves as the Executive Chairman of the Board since September 1, 2025. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies to solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. Mr. Silverman currently serves as a director of AYRO Inc., Petros Pharmaceuticals, Inc., Synaptogenix Inc., Femasys Inc., and Pharmacyte Biotech, Inc., all of which are public companies. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment professional, management consultant and as a director of numerous public companies.

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

Bruce Bernstein has been our director since September 1, 2025. Mr. Bernstein has over thirty-five years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein serves as a member of the Board of Directors of Xwell, Inc. the leading airport spa company in the world, based in New York, serves as a Director for Neurotrope since November 14, 2016, Petros Pharmaceuticals, Inc. and Wrap Technologies, Inc. Mr. Bernstein holds a Bachelor of Business Administration from City University of New York (Baruch).

Chelsea Voss has been a director since January 16, 2026. Since September 2019, Ms. Voss has served as a member of the technical staff at OpenAI where she engineers large-scale machine learning systems and works on data acquisition efforts for training artificial intelligence (“AI”) models, with key contributions to the launches of GPT-4, ChatGPT, DALL·E 2, and Codex. Prior to joining OpenAI, Ms. Voss worked as a software engineer at Pilot.com from September 2017 to July 2019 where she developed full-stack features to improve the workflows of in-house accountants and at Chime Inc. from September 2016 to August 2017 where she implemented features across payment processing, fraud prevention, and compliance systems to support large-scale remittance flows from the US, UK and Canada to African markets. From November 2015 to July 2016, Ms. Voss worked as computational systems biology researcher at Harvard Medical School’s Department of Systems Biology (Fontana Lab) as part of her M.Eng. thesis under Massachusetts Institute of Technology Professor Armando Solar-Lezama. Since 2011, Ms. Voss has authored, co-authored or contributed to numerous publications related primarily to AI systems. She holds an M.Eng. in Computer Science (2016) and an S.B. in Computer Science with a minor in Mathematics (2015) from the Massachusetts Institute of Technology. Ms. Voss’ qualifications to sit on the Board include her experience with AI.

Family Relationships

There are no family relationships between any of our officers or directors.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct, which applies to our Board, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as, compliance with applicable laws and regulations, handling of books and records, public disclosure reporting, insider trading, conflicts of interest, competition and fair dealing, and other violations. Our Code of Business Ethics and Conduct is available on our website at www.ir.qctechnologies.com in the “Governance” section found under the “Investors” tab. We intend to disclose any amendments to, or waivers from, our Code of Business Ethics and Conduct at the same website address provided above.

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

Insider Trading Policy

The Company has adopted an Insider Trading Policy which governs trading policy and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of the insider trading policy can be found in Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026. While the Company is not subject to our insider trading policy, the Company does not trade in its securities when it is in possession of material non-public information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any.

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

Director Independence

We are currently listed on the Nasdaq Capital Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules (“Nasdaq Rules”). Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, share ownership, and affiliations with other board members, shareholders, business, contractor and family relationships, as well as the amount of the compensation we pay to each director, we have determined that, Mr. White, Mr Friscia, Mr Schrieber and Mr. Bernstein have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the Nasdaq Listing Rules.

Our Bylaws to require that at least 50% of the Board will qualify as “independent directors” under the Nasdaq Rules and that the Chairman of the Board will be an independent director. Currently, more than 50% of the Board qualify as “independent directors” under the Nasdaq Rules. We are currently in compliance with these requirements.

Board Committees

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. Currently, the Board has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Risk and Disclosure Committee. Committee assignments are re-evaluated annually. Each of these committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at https://ir.qctechnologies.com/ in the “Governance” section under “Board Committees.”

The following table sets forth the membership of each of the Board committees listed above.

Name	Audit Committee	Compensation Committee	Nomination Corporate Governance Committee	Risk and Disclosure Committee
Mitchell Glass, M.D.
Chelsea Voss
Christopher C. Schreiber	Member	Member
Joshua Silverman
Bruce Bernstein	Member	Member	Member
Bill J. White	Chair		Member	Chair
Stephen Friscia

Audit Committee

Our Audit Committee is responsible for, among other matters:

●	monitoring the integrity of our financial reporting process, including critical accounting policies and estimates, and systems of internal controls regarding finance, accounting, legal and regulatory compliance;

●	monitoring the independence and performance of our independent auditors and our accounting personnel;

●	providing an avenue of communication among the independent auditors, management, our accounting personnel, and the Board;

●	appointing and providing oversight for the independent auditors engaged to perform the audit of the financial statements;

●	discussing the scope of the independent auditors’ examination;

●	reviewing the financial statements and the independent auditors’ report;

●	reviewing areas of potential significant financial risk and exposure to us, to the extent that there are any, and assess the steps management has taken to monitor such risks;

●	monitoring compliance with legal and regulatory requirements;

●	soliciting recommendations from the independent auditors regarding internal controls and other matters;

●	making recommendations to the Board;

●	resolving any disagreements between management and the auditors regarding financial reporting;

●	preparing the report required by Item 407(d) of Regulation S-K, as required by the rules of the SEC;

●	reviewing issues regarding accounting principles and financial statement presentation (including any significant changes in our selection or application of accounting principles); and

●	reviewing the effectiveness of any special accounting steps adopted in light of identified significant and/or material control deficiencies.

Our Audit Committee is composed of Bill J. White (Chair), Bruce Bernstein, and Christopher Schreiber. Our Board has determined that each of the current members of the Audit Committee is independent in accordance with Nasdaq Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Mr. White qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

Compensation Committee

Our Compensation Committee is responsible for, among other matters:

●	reviewing and approving on an annual basis goals and objectives relevant to our Chief Executive Officer ’s compensation, evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and determining the compensation of our Chief Executive Officer based on this evaluation or recommending such goals, objectives and compensation of our Chief Executive Officer’s to the Board for its approval;

●	reviewing and approving on an annual basis the compensation of our executive officers other than our Chief Executive Officer;

●	reviewing on an annual basis the fees and equity compensation paid to the Company’s non-employee directors for service on the Board and Board committees and recommending any changes to the Board as necessary;

●	selecting, retaining and terminating any compensation consultant to be used by the Compensation Committee or us to assist in the evaluation of the compensation of non-employee directors, the Chief Executive Officer or the other executive officers and approving such compensation consultant’s fees and other retention terms, and overseeing the work of such compensation consultant;

●	reviewing, approving and, when appropriate, making recommendations to the Board for approval, incentive-compensation programs and equity-based plans and the adoption of or material changes in material employee benefit, bonus, severance and other compensation plans;

●	reviewing and approving and, when appropriate, recommending to the Board for approval, any employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or the Board, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans;

●	determining and approving the options and other equity-based compensation to be granted to executive officers, including the Chief Executive Officer, and shall recommend to the Board for approval options and other equity-based compensation to be granted to non-employee directors, and

●	in conjunction with the Chief Executive Officer, determining the issuance of options and other equity-based compensation under the Company’s incentive compensation and other stock-based plans to all other officers and employees.

Our Compensation Committee is composed of Bruce Bernstein and Christopher Schreiber. Our Board has determined that each of the current members of the Compensation Committee are independent in accordance with Nasdaq Rules. The Compensation Committee may delegate the determination with respect to persons other than officers to the Chief Executive Officer but will approve the aggregate amount granted to all employees and all new hire grants.

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

Our Nominating and Corporate Governance Committee is composed of Bill J. White and Bruce Bernstein. Each of the current appointed Nominating and Corporate Governance Committee members is “independent” within the meaning of the Nasdaq Stock Market Rules.

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

Our Risk and Disclosure Committee is composed of Bill J. White. Our Board has determined that each of the current members of the Risk and Disclosure Committee is independent in accordance with Nasdaq Rules.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, the Company believes that each person who, at any time during the year ended December 31, 2025, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year with the following exceptions: a Form 3 for Mr. Bernstein was filed late on October 6, 2025.

Item 11. Executive Compensation.

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the 2025 fiscal year and whose salary, as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) up to two most highly compensated former executive officers who served during 2025 but were no longer serving as an executive officer at the end of the 2025 fiscal year (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”).

Our Named Executive Officers for 2025 were as follows:

●	Mitchell Glass, M.D., Chief Medical Officer;

●	Ian Rhodes, CPA, Interim Chief Financial Officer; and

●	Joshua Silverman, Executive Chairman.

Summary Compensation Table

Name and Principal Position	Notes	Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)		All Other Compensation(2)		Total

Mitchell Glass, M.D.(3)		2025	$300,000	-	$69,403	(6)	$22,725	(8)	-		$392,128
Chief Medical Officer		2024	$175,833	-	-		-		$6,500	(10)	$182,333

Ian Rhodes.(4)		2025	$162,000	-	-		$4,545	(9)	-		$166,545
Interim Chief Financial Officer		2024	$162,000	-	-		-		-		$162,000

Joshua Silverman.(5)		2025	$120,000	-	$555,220	(7)	-		-		$675,220
Executive Chairman		2024	$207,000	-	-		-		-		$207,000	(11)

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of option awards granted during the fiscal year ended December 31, 2025, computed as of their respective grant dates in accordance with FASB ASC Topic 718 for share-based compensation transactions.
(2)	This column reflects the matching contribution paid to participants of the Q/C Technologies, Inc. 401(k) PS Plan (the “401(k) Plan”) and amounts paid for personal time off and severance of separated employees.
(3)	Dr. Glass was appointed President and Chief Medical Officer of the Company effective June 13, 2024. On September 1, 2025, Mitchell Glass resigned from his position as President of the Company. Mr. Glass continues to serve as Chief Medical Officer of the Company and continues to serve as a member of the Board.
(4)	Ian Rhodes serves as our interim Chief Financial Officer on the terms of a CFO Consulting Agreement, dated July 21, 2020, between the Company and Brio Financial Group. For further information regarding the terms of Mr. Rhodes’ employment, see the section below titled “Narrative Disclosure to Summary Compensation Table—Employment of Ian Rhodes.”
(5)	Mr. Silverman was appointed to the role of Executive Chairman on September 1, 2025. His salary was adjusted to $120,000/year on July 12, 2024.
(6)	Dr. Glass was granted 25,000 restricted stock units on October 3, 2025.
(7)	Mr. Silverman was granted 100,000 restricted stock units on October 3, 2025.
(8)	Dr Glass was granted 12,500 non-qualified stock options on April 17, 2025.
(9)	Mr. Rhodes was awarded 250 non-qualified stock options on April 17, 2025.
(10)	Dr. Glass has served as a member of the Board of Directors since April 8, 2024. Dr. Glass’ board fees totalled $6,500 for the year ended December 31, 2024.
(11)	Mr. Silverman’s compensation for the year ended December 31, 2024 was included in the “Director Compensation” table on the 2024 Annual Report as filed on April 11, 2025.

Narrative Disclosure to Summary Compensation Table

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

Joshua Silverman

On November 13, 2023, the Board approved certain adjustments to the director fees. Mr. Silverman’s fees were decreased from $216,000 to $60,000 annually, with payment of the excess amount of $156,000 (the “Silverman Deferred Amount”) deferred until the date that payment of such amount would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amount may be paid, at Silverman’s election, in shares of Common Stock or in cash. On July 12, 2024, the Board deemed it advisable and in the best interests of the Company and its stockholders, to pay the Silverman Deferred Amounts to Mr. Silverman and has determined that paying amount would not jeopardize the Company’s ability to continue as a going concern. The Silverman Deferred Amounts was paid in cash.

On July 12, 2024, the Board approved an increase in Mr. Silverman’s board fees from $60,000 to $120,000 annually.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of our Named Executive Officers and which remain outstanding as of December 31, 2025:

Named Executive Officer	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date(1)	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
Mitchell Glass, M.D.	-	(1)	-	$-	-	-	$-
Chief Medical Officer
Joshua Silverman.	-	(2)	-	$-	-	-	$-
Executive Chairman
Ian Rhodes.	-	(3)	-	$-		-	$-
Interim Chief Financial Officer

(1)	Granted April 17, 2025. Options awarded on such date vest immediately. These options were subsequently cancelled on October 7, 2025.
(2)

Granted June 7, 2023. Options awarded on such date vest 1/3 immediately, 1/3 on the first anniversary date, and 1/3 on the second anniversary date. These options were subsequently cancelled on October 7, 2025.

(3)	Granted April 17, 2025. Options awarded on such date vest immediately. These options were subsequently cancelled on October 7, 2025

Director Compensation

The following table presents the total compensation for each person who served as a member of our Board during 2025. All compensation paid to Mr. Silverman and Dr. Glass during 2025 is reported under the Summary Compensation Table. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees earned or paid in cash	Stock Awards(1)	All Other Compensation(2)	Total
Bill J. White	60,000	138,805	-	198,805
Craig Eagle, M.D(3)	25,000	-	-	25,000
Jude Uzonwanne(4)	40,000	-	-	40,000
Stephen Friscia	60,000	138,805	-	198,805
Christopher Schreiber(5)	-	138,805	118,311	257,116
Bruce Bernstein(6)	20,000	138,805	-	158,805

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock awards granted during the fiscal year ended December 31, 2025, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.
(2)	This column includes salaries, matching contributions paid to participants of the 401(k) Plan for non-executive employee members of the Board, and health insurance benefits.
(3)	Craig Eagle, M.D. did not stand for reelection as a director at the Company’s 2025 annual meeting of stockholders held on June 3, 2025 (the “2025 Annual Meeting”). Accordingly, Dr. Eagle’s term as a director of the Company ended immediately prior to the 2025 Annual Meeting.
(4)	On August 29, 2025, Jude Uzonwanne tendered his resignation as a member of the Board and as a member of all committees of the Board on which he served
(5)	.
(6)	Bruce Bernstein was appointed director on September 1, 2025.

Narrative Disclosure to Director Compensation Table

On November 13, 2023, the Board approved certain adjustments to the director fees. Messrs. Eagle’s, Uzonwanne’s, and White’s fees were decreased from $96,000 to $60,000 annually, with payment of the excess amounts of $36,000 per director (the “Deferred Amounts”) deferred until the date that payment of such amounts would no longer jeopardize the Company’s ability to continue as a going concern, as determined by the Company in its sole discretion, at which time such amounts may be paid, at each director’s election, in shares of Common Stock or in cash. On July 12, 2024, the Board deemed it advisable and in the best interests of the Company and its stockholders, to pay the Deferred Amounts to each of the directors and has determined that paying such Deferred Amounts would not jeopardize the Company’s ability to continue as a going concern.

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

Equity Compensation Plans

2021 Equity Incentive Plan

Pursuant to the Merger Agreement, at the effective time of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders on April 15, 2021. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other awards which may be granted singly, in combination or in tandem, and which may be paid in cash or shares of Common Stock. At the effective time of the Merger, the number of shares of Common Stock that were reserved for issuance pursuant to awards under the 2021 Plan was 240,940 shares. On November 25, 2025, the Company’s stockholders approved the First Amendment to the 2021 Plan to increase the aggregate number of shares of the Company’s Common Stock available for the grant of awards under the 2021 Plan to a total of 2,500,000 shares of Common Stock. On November 14, 2025, the Company’s stockholders approved the First Amendment to the 2021 Plan to increase the aggregate number of shares of the Company’s Common Stock available for the grant of awards under the 2021 Plan to a total of 1,400,000 shares of Common Stock.

As of December 31, 2025, 1,064,166 shares remain available for issuance under the 2021 Plan.

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

Share Authorization. As of December 31, 2025, the number of shares of Common Stock that are reserved for issuance pursuant to awards under the 2021 Plan is 1,400,000  shares, 100% of which may be delivered as incentive stock options. Shares to be issued may be made available from authorized but unissued shares of the Company’s Common Stock, shares held by the Company in its treasury, or shares purchased by the Company on the open market or otherwise. During the term of the 2021 Plan, the Company will at all times reserve and keep enough shares available to satisfy the requirements of the 2021 Plan. If an award under the 2021 Plan is cancelled, forfeited, or expires, in whole or in part, the shares subject to such forfeited, expired, or cancelled award may again be awarded under the 2021 Plan. Awards that may be satisfied either by the issuance of Common Stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the 2021 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the 2021 Plan if the settlement of the award will not require the issuance of shares, as, for example, a stock appreciation right that can be satisfied only by the payment of cash. Shares of Common Stock that are otherwise deliverable pursuant to an award under the 2021 Plan that are withheld in payment of the option price of an option or for payment of applicable employment taxes and/or withholding obligations resulting from the award shall be treated as delivered to the award recipient and shall be counted against the maximum number of shares of our Common Stock that may be issued under the 2021 Plan. Only shares forfeited back to the Company or cancelled on account of termination, expiration, or lapse of an award shall again be available for grant of incentive stock options under the 2021 Plan but shall not increase the maximum number of shares described above as the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to incentive stock options.

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

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of its subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to the Company’s successful performance, are eligible to participate in the 2021 Plan. As of December 31, 2025, the Company had 3 employees, 4 contractors, and 4 non-employee directors who would be eligible for awards under the 2021 Plan.

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

Company Pre-Merger Plans

In 2016, pre-Merger MyMD Florida adopted the MyMD Pharmaceuticals, Inc. Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the Merger Agreement, effective as of the effective time of the Merger, the Company assumed all of pre-Merger MyMD Florida’s rights and obligations with respect to the options issued under the 2016 Plan. The 2016 Plan provides for the issuance of up to 1,666,667 shares of the Company’s common stock. As of December 31, 2025, grants of options to purchase 0 shares of Common Stock have been issued pursuant to the 2016 Plan, and 0 shares of Common Stock remain available for issuance.

On August 7, 2017, the stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 118 shares of the Company’s Common Stock. The purpose of the 2017 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and our parents, subsidiaries and affiliates whose contributions are essential to the growth and success of our business. As of December 31, 2025, grants of restricted stock and options to purchase totaling 15 shares of Common Stock have been issued pursuant to the 2017 Plan and as of December 31, 2025, 0 shares of Common Stock remain available for grants under the 2017 Plan. The 2017 Plan provides for the issuance of shares of the Company’s Common Stock through the grant of non-qualified options, incentive options, restricted stock and unrestricted stock to directors, officers, consultants, attorneys, advisors, and employees.

On December 7, 2018, the stockholders approved, and we adopted the 2018 Stock Incentive Plan (the “2018 Plan”) and on August 27, 2020, the stockholders approved, and we adopted an amendment to the plan to increase the number of shares of Common Stock available for issuance pursuant to awards under the 2018 Plan by an additional 17,366 shares. The 2018 Plan, as amended, provides for the issuance of up to 18,670 shares of the Company’s Common Stock. The purpose of the 2018 Plan is to provide additional incentive to those of our officers, employees, consultants and non-employee directors and to promote the success of our business. As of December 31, 2025, grants of RSUs to purchase 89 shares of Common Stock had been issued pursuant to the 2018 Plan, and 99 shares of Common Stock remained available for issuance. The 2018 Plan provides for the issuance of shares of the Company’s Common Stock through the grant of options, restricted stock, stock appreciation rights, other stock-based awards, performance compensation awards to directors, officers, consultants, advisors, and employees. In addition, the 2018 Plan provides the Compensation Committee of the Board with discretion to accelerate the vesting and exercisability of outstanding awards upon the occurrence of a change of control (as defined in the 2018 Plan).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under the 2016 Plan, the 2017 Plan the 2018 Plan, and the 2021 Plan (collectively, the “Equity Compensation Plans”) as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	100,360	$36.52	1,064,166
Equity compensation plans not approved by security holders	-	-	-
Total	100,360	$36.52	1,064,166

(1)	Represents shares available for issuance under the Equity Compensation Plans.

Security Beneficial Ownership Table

The following table sets forth information regarding the beneficial ownership of our voting securities as of April 26, 2026 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our Named Executive Officers and directors; and (iii) all of our directors and executive officers as a group.

The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Q/C Technologies, Inc., 1185 Avenue of the Americas, Suite 249, New York, NY 10036.

Percentage of Common Stock ownership is based on 7,853,429 shares of Common Stock issued and outstanding as of April 26, 2026. Percentage of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) ownership is based on 72,992 shares of Series D Preferred Stock issued and outstanding as of April 26, 2026. The Series G Preferred Stock ownership is based on 8,802 shares of Series G Preferred Stock outstanding as of April 26, 2026. The Series H Preferred Stock ownership is based on 3,115 shares of Series H Preferred Stock outstanding as of April 26, 2026.

The number of shares of Common Stock beneficially owned by the principal stockholders and the percentage of shares outstanding, as set forth below, take into account certain limitations on the exercise of warrants to purchase Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of April 26, 2026, 2026 by that stockholder are deemed outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Class (1)	Number of Shares of Series D Preferred Stock Beneficially Owned (1)	Percentage of Class (1)	Number of Shares of Series G Preferred Stock Beneficially Owned (1)	Percentage of Class (1)	Number of Shares of Series H Preferred Stock Beneficially Owned (1)	Percentage of Class (1)
5% Stockholders
Premas Biotech PVT Ltd. (2)	365	*	72,992	100%	-	-	-	-
Pharmacyte Biotech Inc.(3)	6,399,016	44.90%	-	-	8,573	97.40%	3,000	96.31%
Named Executive Officers and Directors
Joshua Silverman (4)	362,235	4.41%	-	-	-	-	-	-
Christopher Schreiber (5)	27,224	*	-	-	-	-	-	-
Mitchell Glass (6)	63,750	*	-	-	-	-	-	-
Bruce Bernstein (7)	75,000	*	-	-	-	-	-	-
Ian Rhodes	-	-	-	-	-	-	-	-
Stephen Friscia (8)	75,000	*	-	-	-	-	-	-
Bill White (9)	75,057	*	-	-	-	-	-	-
All directors and executive officers as a group (7 persons)	678,266	7.95%	-	-	-	-	-	-

*represents less than 1%.

(1)	Percentage of Common Stock ownership is based on (i) 7,853,429 shares of Common Stock issued and outstanding as of April 28, 2026, (ii) 72,992 shares of Series D Preferred Stock issued and outstanding as of April 28, 2026, (iii) 8,802 shares of Series G Preferred Stock issued and outstanding as of April 28, 2026, and (iv) 3,115 shares of Series H Preferred Stock issued and outstanding as of April 26, 2026.

(2)	Consists of 365 shares of Common Stock issuable upon conversion of 72,992 shares of Series D Preferred Stock. Prabuddha Kundu has sole voting and dispositive power over the securities held by Premas Biotech PVT., Ltd. and may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities reported herein that are held by Premas Biotech PVT., Ltd.

(3)	This information is based on a Schedule 13D/A filed with the SEC on November 18, 2025, by PharmaCyte Biotech, Inc. (“PharmaCyte”) and on information available to the Company. Consists of (i) 8,573 Series G Preferred Shares, which are convertible into up to 2,542,936 shares of Common Stock, (ii) 3,000 Series H Preferred Shares, which are convertible into up to 889,864 shares of Common Stock, and (iii) certain warrants to purchase up to an aggregate of 2,966,216 shares of Common Stock.

The principal business address of PharmaCyte is PharmaCyte Biotech, Inc., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169.

(4)	Represents (i) 29 shares of Common Stock held by Mr. Silverman, (ii) 262,162 shares of Common Stock underlying restricted stock units, and (iii) 100,044 shares of Common Stock issuable upon the exercise of options held by Mr. Silverman exercisable within 60 days of April 26, 2026.

(5)	Represents (i) 30 shares of Common Stock, (ii) 27,161 shares of Common Stock underlying restricted stock units, and (iii) 33 shares of Common Stock issuable upon the exercise of options held by Mr. Schreiber exercisable within 60 days of April 26, 2026.

(6)	Represents (i) 12,500 shares of Common Stock underlying restricted stock units, and (ii) 51,250 shares of Common Stock issuable upon the exercise of options held by Dr. Glass exercisable within 60 days of April 26, 2026.

(7)	Represents (i) 25,000 shares of Common Stock underlying restricted stock units, and (ii) 50,000 shares of Common Stock issuable upon the exercise of options held by Mr. Bernstein exercisable within 60 days of April 26, 2026.

(8)	Represents (i) 25,000 shares of Common Stock underlying restricted stock units, and (ii) 50,000 shares of Common Stock issuable upon the exercise of options held by Mr. Friscia exercisable within 60 days of April 26, 2026.

(9)	Represents (i) 24 shares of Common Stock, (ii) 25,000 shares of Common Stock underlying restricted stock units, and (iii) 50,033 shares of Common Stock issuable upon the exercise of options held by Mr. White exercisable within 60 days of April 26, 2026.

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

Other than compensation agreements, and other arrangements which are described below and under “Item 11. Executive Compensation” herein, since January 1, 2024, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

Series F-1 Private Placement

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

Series G Private Placement

On May 23, 2024, pursuant to the Series G Purchase Agreement, we issued to: (i) PharmaCyte Biotech, Inc. (“Pharmacyte”), a holder of more than 9.99% shares of the Company’s Common Stock and a Company controlled by Joshua Silverman, the Executive Chairman of the Company, 7,000 shares of our Series G Preferred Stock, Long-Term Series G Warrants to purchase up to 3,854,626 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series G Warrants to purchase up to 3,854,626 shares of Common Stock at an initial exercise price of $1.816 per share; (ii) Five Narrow Lane LP 750 shares of our Series G Preferred Stock, Long-Term Series G Warrants to purchase up to 412,996 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series G Warrants to purchase up to 412,996 shares of Common Stock at an initial exercise price of $1.816 per share; and (iii) Hewlett Fund LP 1,000 shares of our Series G Preferred Stock, Long-Term Series G Warrants to purchase up to 550,661 shares of Common Stock at an initial exercise price of $1.816 per share and Short-Term Series G Warrants to purchase up to 550,661 shares of Common Stock at an initial exercise price of $1.816 per share. The aggregate gross proceeds from the Series G Private Placement were $8.9 million.

On October 1, 2024, the Company entered into a Stock Purchase Agreement, dated as of October 1, 2024 (the “Prevail Purchase Agreement”), by and between the Company and Prevail Partners, LLC (“Prevail”), a former beneficial owner of more than 4.99% of the Company’s Common Stock, pursuant to which, the Company agreed to sell to Prevail 2,831 shares of Common Stock, at a price per share equal to $212.0, which was 120.0% of the dollar volume-weighted average price of the Company’s Common Stock on the Nasdaq Stock Capital Market LLC for the thirty (30) trading days immediately preceding the date of the Prevail Purchase Agreement.

Series H Private Placement

On September 2, 2025, the Company entered into that certain securities purchase agreement with certain accredited investors, including Pharmacyte, pursuant to which it agreed to sell to Pharmacyte an aggregate of 3,000 shares of Series H Preferred Stock and warrants for aggregate gross proceeds equal to $3,000,000.

Consulting Agreement with Ocean Avenue Holdings LLC

On December 8, 2025, the Company entered into a consulting agreement (the “Ocean Avenue Consulting Agreement”) with Ocean Avenue Holdings LLC (the “Ocean Avenue Holdings”), an entity affiliated with Martin Shkreli, pursuant to which, Ocean Avenue Holdings agreed to provide certain consulting services to the Company, including evaluating companies and making related introductions, analyzing technologies and operations, reviewing and advising on potential acquisitions, introducing the Company to key opinion leaders and other industry experts, introducing prospective members of the Board of Directors of the Company and any other consulting or advisory services which the Company reasonably requests that Ocean Avenue Holdings provides to the Company. The Ocean Avenue Consulting Agreement has a term of twelve (12) months, unless earlier terminated pursuant to the terms of the Ocean Avenue Consulting Agreement or upon the mutual written consent of the Company and Ocean Avenue Holdings in accordance with the terms of the Ocean Avenue Consulting Agreement.

Pursuant to the Ocean Avenue Consulting Agreement, Ocean Avenue Holdings is entitled to a monthly fee equal to $12,500 per month (or, $150,000 annually) payable in arrears on a monthly basis. In addition, pursuant to the Ocean Avenue Consulting Agreement, the Company (ii) issued warrants to purchase up to an aggregate of 212,500 shares of Common Stock at an exercise price equal to $5.097 per share (the “Ocean Avenue Consultant Warrants”). The Ocean Avenue Consultant Warrants vest and become exercisable in four (4) substantially equal installments on each quarterly anniversary of the issuance date, provided that Ocean Avenue Holdings continues to provide services to the Company through such applicable vesting dates and expire five (5) years from the date of issuance, and (iii) granted to Ocean Avenue Holdings 212,500 restricted shares of Common Stock, which vest in four substantially equal installments on the quarterly anniversaries of the issuance date, provided that Ocean Avenue Holdings continues to provide services to the Company through such vesting date and subject to the related restricted stock award agreement.

Consulting Agreement with Chelsea Voss

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

Pursuant to the Voss Consulting Agreement, Ms. Voss is entitled to a monthly fee equal to $12,500 per month (or, $150,000 annually) payable in arrears on a monthly basis. In addition, pursuant to the Voss Consulting Agreement, Ms. Voss was granted (i) 212,500 restricted stock units, subject to the terms and conditions of the Company’s standard restricted stock unit award agreement and the 2021 Plan which vest in four substantially equal installments on the quarterly anniversaries of the issuance date, provided that Ms. Voss continues to provide services to the Company through such applicable vesting dates and subject to the related restricted stock unit award agreement, and (iii) stock options to purchase up to an aggregate of 212,500 shares of Common Stock at an exercise price equal to the greater of (a) $5.097 per share and (b) the fair market value per share of Common Stock on the date of grant (the “Consultant Options”), subject to the terms and conditions of the Company’s standard nonqualified stock option award agreement and the Plan. The Consultant Options vest and become exercisable in four (4) substantially equal installments on each quarterly anniversary of the issuance date, provided that Ms. Voss continues to provide services to the Company through such applicable vesting dates.

Ms. Voss was introduced to the Company by Martin Shkreli, an affiliate of Ocean Avenue Holdings.

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance—Director Independence,” above.

Item 14. Principal Accountant Fees and Services.

On March 9, 2026, the Audit Committee engaged Grassi & Co. as our independent registered public accounting firm. Stephano Slack was dismissed on March 9, 2026. No fees were paid to Grassi & Co. for the years ending December 31, 2025 and 2024.

The following is a summary of the fees billed to us by Stephano Slack LLC, our then current independent registered public accounting firm as of December 31, 2025 and by Morison Cogen LLP, our former independent registered public accounting firm, for professional services rendered in the years ended December 31, 2025 and 2024. On September 30, 2024, in conjunction with its exit from providing audit services to publicly traded companies, Morison Cogen LLP resigned from its role as our independent registered public accounting firm. On October 3, 2024, the Audit Committee engaged Stephano Slack LLC as our independent registered public accounting firm for the fiscal year ended December 31, 2024, effective as of such date. Audit fees for the year ended December 31, 2025 consisted of payments to Morison Cogen LLP and Stephano Slack LLC of $8,000 and $213,945, respectively. Audit Fees for year ended December 31, 2024, consisted of payments to Morison Cogen LLP and Stephano Slack LLC of $188,158 and $42,071, respectively. All tax fees for both years reported were paid to Stephano Slack LLC.

	2025	2024
Audit Fees	$218,945	$215,929
Audit-Related Fees	3,000	-
Tax Fees	14,300	14,300
All Other Fees	-	-
TOTAL	$236,245	$230,229

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

All of the services rendered by Morison Cogen LLP and Stephano Slack LLC in 2025 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K)

2.	2. All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.1.1	Certificate of Correction, dated March 25, 2024, to the Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 26, 2024).

3.1.2	Certificate of Amendment of Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.1.3	Certificate of Amendment of Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024).

3.1.4	Certificate of Amendment to the Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2025).

3.1.5	Certificate of Amendment to the Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

3.1.6	Certificate of Amendment of Certificate of Incorporation of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2025).

3.2	Bylaws of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

3.2.1	First Amendment to the Bylaws of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

3.3.1	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 filed with the Securities and Exchange Commission on May 22, 2020)

3.4	Form of Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

3.4.1	Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

3.4.2	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

3.4.3	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

3.4.4	Certificate of Amendment of Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

3.4.5	Second Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.5	Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024).

3.6.1	Certificate of Amendment of Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.6.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

3.6.2	Certificate of Amendment of Certificate of Designations of Series F-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

3.6.3	Amended and Restated Certificate of Designations of Series F-1 Convertible Preferred Stock of TNF Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.7	Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024).

3.7.1	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

3.7.2	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

3.7.3	Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2024).

3.8	Certificate of Designations of Series I Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.9	Certificate of Designations of Series H Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2025).

3.9.1	Certificate of Amendment of Certificate of Designations of Series H Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026).

4.2	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2020).

4.3	Form of Investor Warrant. of Akers Biosciences, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2020).

4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

4.5.1	Form of Amendment to Series F Warrant, dated March 14, 2024, by and between TNF Pharmaceuticals, Inc. and the investors party thereto. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2024).

4.6	Form of Series G Long-Term Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.6.1	Form of Amendment to Series G Long-Term Warrant (incorporated herein by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.7	Form of Series G Short-Term Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.7.1	Form of Amendment to Series G Short Term Warrant (incorporated herein by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.8	Form of Series F-1 Long-Term Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.8.1	Form of Amendment to Series F-1 Long-Term Warrant (incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.9	Form of Series F-1 Short-Term Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

4.9.1	Form of Amendment to Series F-1 Short-Term Warrant (incorporated herein by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2024).

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025)

4.11	Form of Consulting Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

4.12	Form of Consulting Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2025)

10.1#	2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017).

10.2#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2018).

10.3	Amended and Restated License and Development Agreement by and among Premas Biotech PVT Ltd and Cystron Biotech, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

10.4#	First Amendment to the Akers Biosciences, Inc., 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2020).

10.5#	Q/C Technologies, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.5.1#	First Amendment to the Q/C Technologies, Inc.. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2024).

10.5.2#	Second Amendment to the Q/C Technologies, Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025).

10.6#	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.7#	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.8#	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2021).

10.9#	MyMD Pharmaceuticals (Florida) Inc. Second Amendment to Amended and Restated 2016 Stock Incentive Plan, dated July 1, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.10	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings II, LLC and Supera Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.11	Amended and Restated Confirmatory Patent Assignment and Royalty Agreement dated November 11, 2020, by and between SRQ Patent Holdings, LLC and Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2021).

10.12	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023).

10.13	Form of Omnibus Waiver and Amendment, dated April 5, 2024, by and between Q/C Technologies, Inc.. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2024).

10.14	Form of Amendment Agreement, dated as of June 17, 2024, by and among Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2024).

10.15	Form of Series G Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.16	Form of Series F-1 Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.17	Form of Series G Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.18	Form of Series F-1 Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.19	Form of Omnibus Waiver, Consent, Notice and Amendment, by and among Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2024).

10.20	Form of Omnibus Amendment Agreement, dated March 30, 2025, by and between Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

10.21	Form of Omnibus Amendment Agreement, dated August 19, 2025, by and between TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

10.22	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025)

10.23	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.24	Form of Omnibus Amendment Agreement, dated August 19, 2025, by and between TNF Pharmaceuticals, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2025).

10.25	Form of Omnibus Amendment Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2025).

10.26	Membership Interest Purchase Agreement, dated as of September 2, 2025, by and among LPU Holdings LLC and the members of LPU Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.27	Form of Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.28	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.29	License Agreement, by and among the Company, LPU Holdings LLC and LightSolver Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 5, 2025).

10.30	Form of Omnibus Waiver and Amendment Agreement, dated as of September 30, 2025, by and among Q/C Technologies, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

10.31	Consulting Services Agreement, dated as of October 1, 2025, by and between the Company, James Altucher and Z-List Media, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

10.32	Consulting Services Agreement, dated as of December 8, 2025, by and between the Company and Ocean Avenue Holdings LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2025)

10.33	Consulting Services Agreement, dated as of January 16, 2026, by and between the Company and Chelsea Voss (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

10.34	Executive Compensation Agreement, dated as of April 13, 2026, by and between the Company and Joshua Silverman (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026).

19.1	TNF Pharmaceuticals, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2025).

21.1	List of Subsidiaries of Q/C Technologies, Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026).

23.1	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm. (incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026).

23.2	Consent of Stephano Slack LLC, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026).

23.3	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026).

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated herein by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Q/C Technologies, Inc. Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Q/C TECHNOLOGIES, INC.

By:	/s/ Ian Rhodes	Date: April 29, 2026
Ian Rhodes, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

