Form 10-Q
period 2026-03-31
Q/C TECHNOLOGIES, INC.
filed 2026-05-15
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, the registrant had 7,853,429 shares of its Common Stock, par value $0.001 per share, outstanding.

PART I - Financial Information

Item 1. Financial Statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

	As of
	(unaudited) March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$1,127,619	$986,996
Marketable Securities	11,847,305	14,801,267
Other Receivables	16,800	18,200
Prepaid Expenses	714,121	774,095

Total Current Assets	13,705,845	16,580,558

Non-Current Assets
Technology License	14,086,999	14,086,999
Goodwill	10,498,539	10,498,539

Total Non-Current Assets	24,585,538	24,585,538

Total Assets	$38,291,383	$41,166,096

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,383,001	$2,445,346
Due to MyMD FL Shareholders	29,982	29,982
Dividends Payable	594,397	365,970
License Fees Payable	35,018	533,744
Derivative Liability	1,647,000	2,157,000

Total Current Liabilities	3,689,398	5,532,042

Non-Current Liabilities
Contingent Consideration Payable	10,909,000	10,909,000

Total Non-Current Liabilities	10,909,000	10,909,000

Total Liabilities	14,598,398	16,441,042

Commitments and Contingencies

Mezzanine Equity

Series G Convertible Preferred Stock, par value $0.001 and a stated value of $1,000 per share, 12,826,273 shares authorized, 8,802 and 8,802 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $8,802,000 plus dividends at 10% per annum.	8,802,000	8,802,000
Series G Convertible Preferred Stock – Discount	(6,938,000)	(6,938,000)
Series H Convertible Preferred Stock, par value $0.001 and a stated value of $1,000 per share, 7,000 shares authorized, 3,115 and 3,115 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $3,115,000 plus dividends at 15% per annum.	3,115,000	3,115,000
Series H Convertible Preferred Stock – Discount	(168,621)	(168,621)
Series H Convertible Preferred Stock – Derivative	(1,837,000)	(1,837,000)

Series I Convertible Preferred Stock, $0.001 par value and a stated value of $0.01 per share, 747,362 shares designated, 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	-	-

Total Mezzanine Equity	2,973,379	2,973,379

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, $0.001 par value and a stated value of $0.01 per share, 72,992 shares designated as of March 31, 2026 and December 31, 2025, 72,992 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	144,524	144,524

Common Stock, par value $0.001, 1,250,000,000 shares authorized, 7,853,429 and 7,690,403 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	7,846	7,690
Additional Paid in Capital	166,218,419	165,722,193
Accumulated Deficit	(145,651,183)	(144,122,732)

Total Stockholders’ Equity	20,719,606	21,751,675

Total Liabilities and Stockholders’ Equity	$38,291,383	$41,166,096

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Product Revenue	$-	$-
Product Cost of Sales	-	-
Gross Profit	-	-

General and Administrative Expenses	1,066,650	841,685
Research and Development Expenses	510,534	1,545,513
Stock Based Compensation Expenses	58,606	84,636
Franchise Tax Expense	219,403	-

Loss from Operations	(1,855,193)	(2,471,834)

Other (Income) Expenses
Interest and Dividend Income	(71,340)	(62,512)
Gain on Sale of Investments	(11,782)	(2,176)
Unrealized (Gain) Loss on Marketable Securities	(19,294)	1,597
Change in fair value of Derivatives Liabilities	(510,000)	(1,284,000)

Total Other Income	(612,416)	(1,347,091)

Loss Before Income Tax	(1,242,777)	(1,124,743)

Income Tax Benefit/(Provision)	-	-

Net Loss	$(1,242,777)	$(1,124,743)

Preferred Stock Dividends	285,671	813,496

Net Loss Attributable to Common Stockholders	$(1,528,448)	$(1,938,239)

Basic and diluted net loss per common share	$(0.19)	$(0.36)

Weighted average basic and diluted common stock outstanding	8,059,560	5,349,662

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Mezzanine Equity and Stockholders’ Equity

For the Three Ended March 31, 2026 and 2025

(unaudited)

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series H Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series H	Shares	Series D	Shares	Par Value $0.001	Paid In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2025	-	$-	-	$-	8,802	$1,864,000	3,115	$1,109,379	72,992	$144,524	7,690,403	$7,690	$165,722,193	$(144,122,733)	$21,751,675
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,242,777)	(1,242,777)
Adjustment	-	-	-	-	-	-	-	-	-	-	-		-	(2)	(2)
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	(285,671)	(285,671)
Common Stock Warrant Exercises	-	-	-	-	-	-	-	-	-	-	155,432	155	437,619		437,774
Stock based compensation – Restricted Stock Units	-	-	-	-	-	-	-	-	-	-	7,594	-	54,655		54,655
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	3,952	-	3,952
Balance at March 31, 2026	-	$-	-	$-	8,802	$1,864,000	3,115	$1,109,379	72,992	$144,524	7,853,429	$7,845	166,218,419	(145,651,183)	$ 20,719,606

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series H Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series H	Shares	Series D	Shares	Par Value $0.001	Paid In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2024	4,211	$4,930,004	4,747	$-	8,884	$-	-	$-	72,992	$144,524	34,397	$3,364	$138,780,138	$(129,138,286)	9,789,740
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,124,743)	(1,124,743)
Accelerated Conversion of 371 shares of Series F Convertible Preferred Stock	(371)	(434,903)		-	-	-	-	-	-	-	4,209	621	522,595	-	523,216
Accelerated Conversion of 2,001 shares of Series F-1 Convertible Preferred Stock	-	-	(2,001)	-	-	-	-	-	-		33,635	3,163	259,677	-	262,840
Conversion of 319 shares of Series G Convertible Preferred Stock	-	-	-	-	(319)	-	-	-	-		2,450	245	(245)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	656	656,000	-	-	-	-	-	-	(31,284)	-	(31,284)
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	(813,496)	(813,496)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	84,636	-	84,636
Balance at March 31, 2025	3,840	$4,495,101	2,746	$-	9,221	$656,000	-	$-	72,992	$144,524	74,691	$7,393	$139,615,517	$(131,076,525)	$8,690,909

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,242,777)	$(1,124,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of securities	(19,294)	(2,176)
Loss on fair market value of equity investments	-	1,597
Gain on fair market value of derivatives	(510,000)	(1,284,000)
Share-based compensation:	-
To directors – options	-	62,753
To key employees – options	-	12,229
To non-employees – options/RSUs	54,654	9,654
To non-employees – warrants	3,952
Change in assets and liabilities:
Deposits and other receivables	1,400	(2,482)
Prepaid expenses	59,974	(4,594)
Trade and other payables	(1,083,318)	(308,478)
License Fees Payable	(551,154)	-
Net cash used by operating activities	(3,286,563)	(2,640,240)

Cash flows from investing activities:
Purchases of marketable securities	(144,977)	(5,859,483)
Proceeds from sale of marketable securities	3,118,233	8,399,813
Net cash provided by/(used in) investing activities	2,973,256	2,540,330

Cash flows from financing activities
Dividends on Preferred Stock	(57,245)	-
Net proceeds from the exercise of warrants for common stock	511,175	-
Net cash provided by financing activities	453,930	-

Net increase/(decrease) in cash and cash equivalents	140,623	(99,910)
Cash and cash equivalents at beginning of period	986,996	173,154
Cash and cash equivalents at end of period	$1,127,619	$73,244

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Accrued dividends on Series G and Series H Convertible Preferred Stock	$285,670	-
Fair value of Series G Convertible Preferred Stock issued in-lieu of dividends	$-	$656,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Description of Business

Q/C Technologies, Inc., formerly known as TNF Pharmaceuticals, Inc., is a Delaware corporation (“QCLS” or the “Company”) that was incorporated in New Jersey prior to its reincorporation in the State of Delaware (the “Reincorporation”) and was originally incorporated in Florida in November 2014. On July 22, 2024, the Company changed its name from MyMD Pharmaceuticals, Inc. to TNF Pharmaceuticals, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on July 24, 2024, the Company’s common stock, par value $0.001 per share (“Common Stock”) ceased trading under the ticker symbol “MYMD” and began trading on the Nasdaq Stock Market under the ticker symbol “TNFA.” On September 22, 2025, the Company again changed its name from TNF Pharmaceuticals, Inc. to Q/C Technologies, Inc. by filing a certificate of amendment to its certificate of incorporation with the Secretary of State of Delaware. In addition, effective before the open of market trading on September 25, 2025, the Company’s Common Stock ceased trading under the ticker symbol “TNFA” and began trading on the Nasdaq Stock Market under the ticker symbol “QCLS.”

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

Additionally, these consolidated financial statements include three wholly owned subsidiaries as of March 31, 2026, Akers Acquisition Sub, Inc., Bout Time Marketing Corporation and LPU (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

The Company is pre-revenue and only has investment income for the periods ending 2026 and 2025.

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The condensed consolidated financial statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 15, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2025 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2026 may not be necessarily indicative of the operating results expected for the full year or any future period.

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

(c) Functional and Presentation Currency

These condensed consolidated financial statements are presented in U.S. Dollars, which is the Company’s functional currency. All financial information has been rounded to the nearest dollar. Foreign Currency Transaction Gains or Losses, resulting from cash balances denominated in Foreign Currencies, are recorded in the Condensed Consolidated Statements of Operations.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2026. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of March 31, 2026 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

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

(f) Fair Value of Financial Instruments, continued

The following is a description of the valuation methodologies used for assets measured at fair value as of March 31, 2026 and December 31, 2025.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at March 31, 2026	$11,847,305	$-	$-

Marketable securities at December 31, 2025	$14,801,267	$-	$-

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of March 31, 2026 and December 31, 2025, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended March 31, 2026 and 2025 was a loss of $19,294 and a gain of $1,597, respectively.

Gains and losses resulting from the sales of marketable securities were $11,782 and a gain of $2,176 for the three months ended March 31, 2026 and 2025, respectively.

Proceeds from the sales of marketable securities in the three months ended March 31, 2026 and 2025 were $3,118,233 and $8,399,813, respectively. Purchases of marketable securities in the three months ended March 31, 2026 and 2025 were $144,977 and $5,859,483, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of
Description	Level	March 31, 2026	December 31, 2025
Liabilities
Derivative Liabilities	3	$1,647,000	$2,157,000
Contingent Consideration Payable	3	$10,909,000	$10,909,000

Contingent consideration payables are classified as a Level 3 instrument with significant unobservable inputs. They are considered a non-current asset.

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the three months ended March 31, 2026 and March 31, 2025, respectively:

Description	2026	2025
Balance on December 31, 2025 and 2024	$2,157,000	$1,303,000
Changes in fair value of derivative liabilities	(510,000)	(1,284,000)
Balance on March 31,	$1,647,000	19,000

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of March 31, 2026.

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

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized within “other (income)/expense” in the Condensed Consolidated Statements of Operations.

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

(m) Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite lives are reduced to their estimated fair value through an impairment charge in the Condensed Consolidated Statements of Operations.

(m) Intangible Assets, continued

Patents and Trade Secrets

Propriety protection for the Company’s products, technology and process is important to its competitive position. As of March 31, 2026, the Company has 17 issued U.S. patents, 69 foreign patents, 2 U.S. patent applications and 7 foreign patent applications pending in such jurisdictions as Canada, China, Israel, and Japan, which if issued are expected to expire between 2036 and 2039. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

Goodwill associated with the legacy business was evaluated at as of March 31, 2026 due to the change in the Company’s business model, which could be viewed as a triggering event. The net equity of the legacy business was assessed and used to measure the associated net book value of the goodwill. As of this measurement date, no impairment was required.

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

The Company’s operating leases are comprised of the 2024 Baltimore Lease on the Condensed Consolidated Balance Sheets. The information related to these leases is presented below.

The following provides details of the Company’s lease expense:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	2024 Baltimore		2024 Baltimore
Lease Expenses	Lease	Total	Lease	Total
Operating Leases
Lease Costs	$-	$-	8,100	$8,100

Other information as of March 31, 2026, related to leases is presented below:

Operating cash used for the 2024 Baltimore Lease during the three months ended March 31, 2025, was $8,100. The average discount rate used was 10.0% and the lease term was less than one year. On February 26, 2025, the Company provided notice of its intention not to renew the Baltimore Lease, effective April 30, 2025.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2026 and December 31, 2025, no liability for unrecognized tax benefits was required to be reported.

(q) Income Taxes, continued

There was no income tax benefit recorded for the losses for the three months ended March 31, 2026 and 2025 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2026 and 2025. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three months ended March 31, 2026 and 2025, Common Stock equivalents were anti-dilutive.

For the three months ended March 31, 2026 and 2025, the following securities are excluded from the calculation of weighted average dilutive Common Stock because their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2026	2025
Stock Options	100,360	603
Unvested Restricted Stock Units	421,355	484
Warrants to purchase Common Stock	10,386,526	725,811
Series D Convertible Preferred Stock	13	13
Series F Convertible Preferred Stock	-	3,239,231
Series F-1 Convertible Preferred Stock	-	3,651,539
Series G Convertible Preferred Stock	2,610,863	23,664,835
Series H Convertible Preferred Stock	923,976	-
Total potentially dilutive shares	14,443,093	31,282,516

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

(u) Recently Issued Accounting Pronouncements

As of March 31, 2026 and for the three months then ended, there were no recently issued accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

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

Note 3 – Recent Developments, Liquidity and Management’s Plans

As of March 31, 2026, the Company’s cash on hand was $1,127,619 and marketable securities were $11,847,305. The Company has incurred a net loss from operations of $1,855,193 for the three months ended March 31, 2026. As of March 31, 2026, the Company had working capital of $10,016,447 and stockholders’ equity of $20,719,606 including an accumulated deficit of $145,651,183. During the three months ended March 31, 2026, cash flows used in operating activities were $3,286,563 consisting primarily of a net loss of $1,242,777. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

During the year ended December 31, 2025 the Company raised $6,390,578, net of offerings costs of $609,578, through the private placement of the Company’s Series H Preferred Stock and warrants to purchase shares of the Company’s Common Stock. Additionally, the Company collected net proceeds of $11,719,707 from shareholders exercising Common Stock warrants.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of March 31, 2026 as they fall due within the next twelve-month period, following the issuance of these condensed consolidated financial statements, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	March 31, 2026	December 31, 2025

Accounts Payable – Trade	$960,308	$2,072,352
Accrued Expenses	422,693	382,994
	$1,383,001	$2,455,346

Note 5 – Stock-based Payments

Equity incentive Plans

2017 Stock Incentive Plan

On August 7, 2017, the Company’s stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 2 shares of the Company’s Common Stock. Due to the rounding up of each restricted stock grant to the respective option holder after several reverse stock splits, the total rounded shares of Common Stock issued and outstanding under the 2017 Plan as of March 31, 2026, totaled 15 shares of restricted stock. These restricted shares have been issued pursuant to the 2017 Plan, and 0 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the Company’s stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2018 Plan was modified to increase the total authorized shares available for future issuance. The 2018 Plan, as amended, provides for the issuance of up to 188 shares of the Company’s Common Stock. As of March 31, 2026, grants of RSUs and restricted stock to purchase 89 shares of Common Stock have been issued pursuant to the 2018 Plan, and 99 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the Company’s stockholders approved, and the Company adopted the 2021 Stock Incentive Plan, (as amended the “2021 Plan”). The 2021 Plan provides for the issuance of up to 1,400,000 shares of the Company’s Common Stock. As of March 31, 2026, grants of RSUs and stock options to purchase 793,169 shares of Common Stock have been issued pursuant to the 2021 Plan, and 606,831 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the three months ended March 31, 2026:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2025	100,360	$24.66	$23.42	9.89	$-
Granted	212,500	5.10	4.08	9.80	-
Exercised	-	-	-	-	-
Forfeited	(259)	4,980.00	4,710.00	7.19	-
Canceled/Expired	(50)	4,980.00	4,710.00	7.19	-
Balance March 31, 2026	312,551	6.46	5.64	9.76	$-
Exercisable as of March 31, 2026	100,051	9.36	8.95	9.65	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.45 for the Company’s Common Stock on March 31, 2026 and the closing stock price of $3.99 for the Company’s Common Stock on December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recognized stock option expenses totaling $0 and $84,636, respectively.

The unamortized stock option expenses as of March 31, 2026 totaled $867,831.

Restricted Stock Units

On October 14, 2021, the Compensation Committee of the Board of Directors approved grants totaling 484 Restricted Stock Units to the Company’s then current six directors and then current seven key employees. Each RSU had a grant date fair value of $24,270 which will be amortized upon vesting into administrative expenses within the Consolidated Statements of Operations. Such RSUs were granted under the 2021 Plan. Vesting of each RSU is:

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

As of March 31, 2026 and 2025, none of the vesting milestones have been met, respectively.

The following is the status of outstanding unvested RSUs outstanding as of March 31, 2026 and the changes for the three months ended March 31, 2026:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2025	212,500	$24,270.00
Granted	245,094	4.08
Vested	60,719	6.35
Forfeited	-	-
Canceled/Expired	-	-
Balance at March 31, 2026	396,875	$9,952

As of March 31, 2026, the unamortized value of the RSUs was $2,355,814.

Note 6 – Equity

Authorized Capital Stock

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

As of March 31, 2026, the Company’s authorized capital stock consisted of 1,300,000,000 shares, of which 1,250,000,000 are shares of Common Stock, and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 211,353 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Preferred Shares, 5,050 of which have been designated as Series F-1 Convertible Preferred Stock, 12,826,273 of which have been designated as Series G Preferred Stock, 7,000 of which have been designated as Series H Preferred Stock, and 747,362 of which have been designated as Series I Preferred Stock.

As March 31, 2026 and December 31, 2025, there were 7,853,429 and 7,690,403 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares and 72,992 shares of Series D Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. There were 8,802 and 8,802 shares of Series G Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. There were 3,115 and 3,115 shares of Series H Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. There were no shares of Series C Convertible Preferred Stock, Series E Junior Participating Preferred Stock, Series F Convertible Preferred Stock, Series F-1 Convertible Preferred Stock or Series I Convertible Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025.

In September 2025, the Company completed a reverse stock split which primarily includes adjustments to share amounts and per share amounts. All share amounts and per share amounts have been retrospectively adjusted to account for the reverse stock split.

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

As of March 31, 2026 and December 31, 2025, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 13 underlying shares of the Company’s Common Stock.

Series F Convertible Preferred Stock

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Series F Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock (the “Series F Preferred Shares”) with a stated value of $1,000 per share, initially convertible into up to 66,523 shares of the Company’s Common Stock at an initial conversion price of $6,765 per share (the “Series F Conversion Price”), subject to adjustment, and (ii) warrants to acquire up to an aggregate of 66,523 shares of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”). The Series F Preferred Shares became convertible upon issuance into Common Stock (the “Series F Conversion Shares”) at the election of the holder at any time at an initial conversion price of $225.50. The Series F Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Conversion Price (subject to certain exceptions).

Following the Company’s one-for-thirty reverse stock split of its Common Stock in February 2024 (the “2024 Reverse Stock Split”), the conversion price of the Series F Preferred Shares was adjusted to $318.00 per share pursuant to the terms of the Certificate of Designations of Series F Convertible Preferred Stock, which was subsequently amended and restated by the filing of the Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective April 8, 2024 and which was amended and restated by the filing of the Second Amended and Restated Certificate of Designations of Series F Convertible Preferred Stock, effective September 3, 2025 (as amended and restated, the “Series F Certificate of Designations”). In connection with the Private Placements (as defined herein), (i) the conversion price of the Series F Preferred Shares was further adjusted to $181.60 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Certificate of Designations the Series F Conversion Price was adjusted to $18.32 per share. In September 2025, in connection with the Company’s 1-for-100 reverse stock split (the “2025 Reverse Stock Split”), and pursuant to the stock combination event adjustment provisions contained in the Series F Certificate of Designations, the Series F Conversion Price was reduced to $3.3713 per share.

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

On April 5, 2024, the Company entered into an Omnibus Waiver and Amendment (the “Omnibus Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations). Pursuant to the Omnibus Agreement, the Required Holders agreed (i) to defer payment of the monthly installment amounts due on March 1, 2024, and April 1, 2024 (the “Installments”), under Section 9(a) of the Series F Certificate of Designations, until May 1, 2024, and (ii) to waive any breach or violation of the Series F Purchase Agreement, the Series F Certificate of Designations, or the Series F Warrants resulting from missing the Installments. The Company may require holders to convert their Series F Preferred Shares into shares of Common Stock if the closing price of the Common Stock exceeds $6.765 per share (as adjusted for the 2025 Reverse Stock Split) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $3,000,000 per day during the same period and certain equity conditions described in the Series F Certificate of Designations are satisfied.

On May 20, 2024, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “Series F Agreement”) with the Required Holders (as defined in the Series F Certificate of Designations). Pursuant to the Series F Agreement, the Required Holders agreed to (i) amend the Series F Purchase Agreement to amend certain terms relating to purchase rights thereunder, (ii) waive certain rights under the Series F Purchase Agreement and Series F Certificate of Designations in respect of the issuance of the Company’s Series F-1 Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series F-1 Preferred Stock”), the Company’s Series G Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (“Series G Preferred Stock”), and entrance by the Company into the Purchase Agreements (as defined herein), (iii) waive the requirement that the Company reserve for issuance a sufficient number of shares of Common Stock as required by the Series F Certificate of Designations, the Series F Purchase Agreement and Series F Warrants, until such time as the Company obtains the approval of the Company’s stockholders in accordance with Nasdaq listing standards for the issuance of shares in connection with the Private Placements (the “Stockholder Approval”), and (iv) consent to the issuance of the Series F-1 Preferred Stock and Series G Preferred Stock as required pursuant to certain terms of the Series F Certificate of Designations, the Series F Purchase Agreement and the Series F Warrants, as applicable. The Company and the Required Holders further agreed pursuant to the Series F Agreement, to amend the Series F Certificate of Designations by filing a Certificate of Amendment to the Series F Certificate of Designations (the “Series F Certificate of Amendment”) with the Secretary of State. The Series F Certificate of Amendment amends the Series F Certificate of Designations to (i) extend the maturity date to December 31, 2024, (ii) permit and modify certain procedures related to the payment of installment amounts with respect to the Installment Dates (as defined in the Series F Certificate of Designations) falling between (and including) July 1, 2024, and (and including) August 1, 2024, thereunder, and (iii) modify the schedule of Installment Dates.

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

The Company performed an analysis of the change in fair value of the derivative liabilities pre and post the September 2, 2025 modification and determined the change in fair value to be immaterial. During the three months ended March 31, 2026 and 2025, the Company recorded gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The Series F Preferred Stock were fully converted during the three months ended September 30, 2025.  The derivative liability is reclassified to equity upon final conversion. Since the derivative had a fair value of $0 at time of conversion and there was no impact to equity.

The following are the principal terms of the Series F Preferred Shares:

Dividends

The holders of the Series F Preferred Shares are entitled to dividends of 10.0% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), Series F Preferred Shares will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of Series F Preferred Shares are also entitled to receive a dividend make-whole payment. During the three months ended March 31, 2026 and 2025, the Company recorded no dividends for Series F Preferred Shares.

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

The Company initially was required to redeem the Series F-1 Preferred Stock in equal monthly installments, commencing on December 1, 2024. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the applicable Installment Redemption Amount (as defined in the Series F-1 Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Series F-1 Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) $0.364, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date in which the approval of the Company’s stockholders in accordance with Nasdaq listing standards for the issuance of shares in connection with the Series F-1 Private Placement (the “Series F-1 Stockholder Approval”) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which amortization amounts are subject to certain adjustments as set forth in the Series F-1 Certificate of Designations (the “Series F-1 Floor Price”).

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

The Company performed an analysis of the change in fair value of the derivative liabilities pre and post the September 2, 2025 modification and determined the change in fair value to be immaterial. During the three months ended March 31, 2026 and 2025, the Company recorded a gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Operations. The Series F-1 Preferred Stock were fully converted during the three months ended March 31, 2026. The derivative liability is reclassified to equity upon final conversion. Since the derivative had a fair value of $0 at time of conversion and there was no impact to equity.

The following are the principal terms of the Series F-1 Preferred Stock:

Dividends

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. During the three months ended March 31, 2026 and 2025, the Company recorded dividends totaling $0 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

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

Series G Preferred Stock

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement” and collectively with the Series F-1 Purchase Agreement, each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with certain accredited investors (the “Series G Investors” and collectively with the Series F-1 Investors, the “Investors”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 49,288 shares of the Company’s Common Stock (the “Series G Conversion Shares”), at an initial conversion price of $181.60 per share (the “Series G Conversion Price”), (ii) short-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $181.60 per share, and (iii) long-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an exercise price of $181.60 per share (collectively, the “Series G Private Placement” and collectively with the Series F-1 Private Placement, each a “Private Placement” and collectively, the “Private Placements”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date” and collectively with the Series F-1 Closing Date, the “Closing Date”). The Series G Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions).

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

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s option, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Stock (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the three months ended March 31, 2026 and 2025, the Company recorded dividends totaling $229,671 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

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

The shares of Series G Preferred Stock are classified as temporary equity as the holders of the Series G Preferred Stock have the right to require the Company to redeem for cash all or any portion of each such holder’s shares upon the suspension from trading or the failure of the Common Stock to be trading or listed (as applicable) on an eligible trading market for a period of five (5) consecutive trading days. The Series G Preferred Stock is not unconditionally redeemable and is only conditionally puttable at the holder’s option upon this trading suspension or failure. This would not be considered to be within the Company’s control.

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

During the three months ended March 31, 2026 and March 31, 2025, the Company did not issue Series G Preferred Stock in lieu of dividends.

Series H Preferred Stock

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Series H Purchase Agreement”) with certain accredited investors (the “Series H Investors”), pursuant to which it issued and sold on September 4, 2025 (the “Series H Closing Date”) in a private placement (i) an aggregate of 7,000 shares of the Company’s newly-designated Series H Preferred Stock, initially convertible into up to 1,400,000 shares of Common Stock (the “Series H Conversion Shares”) at an initial conversion price of $5.00 per share (the “Series H Conversion Price”), and (ii) warrants to acquire up to an aggregate of 1,400,000 shares of Common Stock at an initial exercise price of $5.00 per share (the “Series H Investor Warrants”) (collectively, the “Series H Private Placement”). The aggregate gross proceeds from the Private Placement were $7,000,000.

The Series H Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series H Conversion Price (subject to certain exceptions).. The Series H Conversion Price may also be voluntarily reduced by the Company to any amount and for any period of time deemed appropriate by the Board at any time with the prior written consent of the holders of at least a majority of the outstanding shares of Series H Preferred Stock, subject to the rules and regulations of Nasdaq.

The holders of the Series H Preferred Stock are entitled to dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears (i) on the first trading day of each quarter, commencing on October 1, 2025 and (ii) upon any redemption or any required payment upon any Triggering Event (as defined in the Certificate of Designations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”)). The holders of the Series H Preferred Stock are also entitled to receive a dividend make-whole payment. Upon the occurrence and during the continuance of a Triggering Event, the Series H Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of the Series H Preferred Stock will be entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series H Preferred Stock is entitled to be calculated assuming a conversion price of $4.83 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series H Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series H Certificate of Designations. During the three months ended March 31, 2026 and 2025, the Company recorded dividends totaling $55,999 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

Notwithstanding the foregoing, the Company’s ability to issue any shares of Common Stock upon conversion of any shares of Series H Preferred Stock or otherwise pursuant to the terms of the Series H Certificate of Designations is subject to certain limitations set forth in the Series H Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of the Series H Conversion Shares and shares issuable upon exercise of the Series H Investor Warrants (the “Series H Stockholder Approval”). The Series H Stockholder Approval was obtained on November 14, 2025 at a special meeting of stockholders of the Company. Further, except with respect to Pharmacyte, the Series H Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series H Preferred Stock.

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

The discount to the fair value is included as a reduction to the carrying value of the Series H Preferred Stock. On September 30, 2025, the Company recorded a total discount of $4,472,000 upon issuance of the Series H Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $1,837,000, stock issuance costs of $425,063, and amount allocated to the Series H Warrants of $2,209,937.

In connection with the Series H Private Placement, the Company and the Series H Investors entered into that certain Registration Rights Agreement, dated as of September 2, 2025 (the “Series H Registration Rights Agreement,” and, together with the Series H Purchase Agreement, the Series H Certificate of Designations, and the Series H Investor Warrants, the “Transaction Documents”), pursuant to which, the Company agreed to, among other things, prepare and file with the SEC a registration statement (the “Series H Registration Statement”) covering the resale of all of the Registrable Securities (as defined in the Series H Registration Rights Agreement) prior to the applicable Filing Deadline (as defined in the Series H Registration Rights Agreement).

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

The number of Series I Conversion Shares initially may not exceed 456,536 (the “Maximum Issuance”); provided, however, that (A) upon the issuance of Common Stock in connection with any conversions of the Series F Preferred Stock pursuant to the terms of Series F Certificate of Designations, the Series F-1 Preferred Stock pursuant to the terms of the Series F-1 Certificate of Designations, the shares of Series I Preferred Stock pursuant to the terms of the Series I Certificate of Designations (collectively, the “Existing Preferred Stock”), and (B) upon the issuance of Common Stock in connection with any exercise, conversion or issuance of any securities exchanged for Existing Preferred Stock after the date of issuance of the Series I Preferred Stock (“Exchanged Securities”), the Maximum Issuance shall be increased to equal the sum of (i) the Maximum Issuance immediately prior to the date of such conversion plus (ii) 0.1999 shares of Common Stock for each share of Common Stock issued upon conversion, exercise or issuance of the applicable Existing Preferred Stock or Exchanged Securities.

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

The Series I Preferred Stock was issued as consideration in connection with an asset acquisition (see Note 9) and was thus recognized at its issuance date fair value of $2,697,977. The Series I Preferred Stock was fully converted in 2025 and no shares remain outstanding as of March 31, 2026.

Common Stock

The holders of Common Stock are entitled to one vote per share at meetings of stockholders of the Company.

As of March 31, 2026, the Company had 7,853,429 shares of Common Stock issued and outstanding.

During the three months ended March 31, 2026, the Company issued 155,432 shares of Common Stock, for the exercise of Series H Preferred Stock Warrants and 7,594 shares of Common Stock for the conversion of vested Restricted Stock Units.

Common Stock Warrants

The table below summarizes the warrant activity for the three months ended March 31, 2026:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2025	10,502,236	$6.12	5.15	$7,933,065
Issued	-	-	-	-
Exercised	(155,432)	3.38	-	-
Forfeited	-	-	-	-
Canceled/Expired	-	-	-	-
Balance at March 31, 2026	10,346,804	$6.37	4.59	$8,471,684
Exercisable as of March 31, 2026	10,187,429	$6.49	4.66	$8,471,684

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.45 for the Company’s Common Stock on March 31, 2026 and the closing stock price of $0.35 for the Company’s Common Stock on December 31, 2025. All warrants were vested on date of grant.

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

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 66,523 shares of Common Stock, with an initial exercise price of $6,865.00 per share, which, as of March 31, 2026, was adjusted to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 4,449,325 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (the “Series F Exercise Price”), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately.

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

During the three months ended March 31, 2026 and 2025, there were no exercises of Series G Short-Term Warrants.

Series H Warrants

Pursuant to the Series H Private Placement, the Company issued investors the Series H Investor Warrants to purchase 1,400,000 shares of Common Stock, with an initial exercise price of $5.00 per share (subject to adjustment), for a period of five years from the date of the Series H Stockholder Approval. The exercise price of the Series H Investor Warrants and the number of shares issuable upon exercise of the Series H Investor Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series H Investor Warrants will be increased proportionately. In September 2025, in connection with the 2025 Reverse Stock Split and pursuant to the full ratchet anti-dilution provisions contained in the Series H Investor Warrants, the exercise price of the Series H Investor Warrants was reduced to $3.3717 per share and the number of shares of Common Stock issuable upon exercise of the Series H Investor Warrants was adjusted proportionately.

Note 7 – Commitments and Contingencies

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

SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) is obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr., a former significant stockholder. No revenue has been received subject to these agreements for the three months ended March 31, 2026 and 2025.

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

Series G Preferred Stock Issuance

On May 20, 2024, the Company entered into the Series G Purchase Agreement with the Series G Investors, including PharmaCyte Biotech, Inc. (“PharmaCyte”), pursuant to which it agreed to sell to the Series G Investors (i) an aggregate of 8,950 shares of Series G Preferred Stock, initially convertible into up to 49,288 shares of the Company’s Common Stock at an initial conversion price of $181.60 per share, (ii) Series G Short-Term Warrants to acquire up to an aggregate of 49,288 shares of Common Stock at an exercise price of $181.60 per share, and (iii) Series G Long-Term Warrants to acquire up to an aggregate of 49,288 shares of Common Stock at an exercise price of $181.60 per share, for aggregate gross proceeds equaling approximately $8.9 million. The interim Chief Executive Officer, President and Director of PharmaCyte, Joshua Silverman, serves as the Company’s Executive Chairman.

Series H Preferred Stock Issuance

On September 2, 2025, the Company entered into the Series H Purchase Agreement with the Series H Investors, including PharmaCyte Biotech, Inc., pursuant to which it agreed to sell to the Series H Investors (i) an aggregate of 7,000 shares of Series H Preferred Stock, initially convertible into up to 1,400,000 shares of the Company’s Common Stock, at an initial conversion price of $5.00 per share and (ii) Series H Investor Warrants to acquire up to an aggregate of 1,400,000 shares of Common Stock at an initial exercise price of $5.00 per share, for aggregate gross proceeds equaling approximately $7 million. The interim Chief Executive Officer, President and Director of PharmaCyte, Joshua Silverman, serves as the Company’s Executive Chairman.

Note 9 – Employee Benefit Plan

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company (the “401(k) Plan”). Under the 401(k) Plan, the Company matches 100% up to a 3% contribution, and 50% over a 3% contribution, up to a maximum of 5%.

The Company made matching contributions to the 401(k) Plan during the three months ended March 31, 2026 and 2025 of $2,511 and $1,957, respectively.

Note 10—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to this agreement for the three months ended March 31, 2026 and 2025.

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

As consideration for the Membership Interests, the Company delivered to the Sellers 747,362 shares of Series I Convertible Preferred Stock, subject to certain conversion limitations as set forth in the Certificate of Designations of the Series I Convertible Preferred Stock (see Note 6).

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

The following table presents the total purchase consideration and the allocation of the purchase consideration for the Acquisition as of September 2, 2025 :

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

Note 11—Segments

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

	Pharmaceuticals		Computing Technology
	2026	2025	2026	2025
Sales	-	-	-	-
Product Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Administrative Expenses	106,665	841,685	959,985	-
Research and Development Expenses	18,948	1,545,513	491,586	-
Stock Based Compensation	-	84,636	58,606	-
Franchise Tax Expense	21,940	-	197,463	-
Warrant Issuance Expense	-	-	-	-
Segment Net Loss	147,553	2,471,834	1,707,640	-

Reconcilement of Net Loss
Adjustments and Reconciling Items
Dividends Paid on Series H Preferred Stock	-	-	-	-
Interest and Dividend Income	-	62,512	71,340	-
Gain (Loss) on Sales of Marketable Securities	-	2,176	11,782	-
Unrealized Gain (Loss) on Marketable Securities	-	(1,597)	19,294	-
Change in Fair Value of Derivative Liabilities	-	1,284,000	510,000	-
Loss on FMV of Contingent Compensation	-	-	-	-
Casualty Gain/(Loss)	-	-	-	-
Total Adjustments and Reconciling Items	-	1,347,091	612,416	-

Consolidated Net Loss	(147,553)	(1,124,743)	(1,095,224)	-

Segment assets are not reviewed by the CODM and, accordingly, asset information is not presented.

Note 12—Subsequent Events

The Company has evaluated subsequent events through May 15, 2026, the date these condensed consolidated financial statements were available to be issued, and identified the following items:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on April 15, 2026. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, entitled “Risk Factors.” References in this discussion and analysis to “us,” “we,” “our,” or “the Company” refer collectively to Q/C Technologies, Inc.

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

For a more detailed discussion of other factors that may affect our business and that could cause our actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K as filed with the SEC on April 15, 2026. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

Overview

QCLS has historically been engaged in the development and commercialization of two therapeutic platforms based on well-defined targets: Isomyosamine and Supera-CBD. Recently, the Company has shifted its business strategy to focus on energy-efficient blockchain and cryptocurrency infrastructure through quantum-class laser-based computing. The Company’s core strategy leverages an exclusive global licensing agreement with LightSolver Ltd. (“LightSolver”) entered into on September 2, 2025, to deploy innovative laser processing units (“LPUs”), specifically the Company-branded qc-LPU100™ (“qc-LPU100”), which harnesses the natural properties of light with the goal of achieving high computational speed and energy efficiency. The qc-LPU100 is intended to address complex combinatorial and physical problems, such as partial differential equations, and is targeted for applications in cryptocurrency, decentralized physical infrastructure tokens (“DePin Tokens”), and artificial intelligence-driven high-performance computing that relies on decentralized networks. The Company seeks to position itself as a first-mover in bridging laser-based computing with cryptocurrency infrastructure, addressing industry challenges including high energy consumption, scalability limitations, and reliance on traditional graphics processing units (“GPUs”). LPUs are designed to operate at room temperature in standard rack-unit sizes and are intended to outperform GPUs and quantum processing units (“QPUs”) in speed, efficiency, and sustainability, while enhancing blockchain security.

The Company is evaluating the potential divestiture of Isomyosamine and Supera-CBD to fund its new strategic focus, with the objective of creating long-term stockholder value.

Recent Events

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

Executive Employment Agreement

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

Liquidity and Capital Resources

As of March 31, 2026, the Company’s cash on hand was $1.13 million and marketable securities were $11.85 million. The Company has incurred a net loss from operations of $1.86 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had working capital of $10.02 million and stockholders’ equity of $20.70 million including an accumulated deficit of $145.65 million. During the three months ended March 31, 2026, cash flows used in operating activities were $3.29 million consisting primarily of a net loss of $1.24 million, Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of March 31, 2026 as they fall due within the next twelve-month period following the issuance of these condensed consolidated financial statements, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

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

Results of Operations

Summary of Statements of Consolidated Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarized the results of consolidated operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
Description	2026	2025
Operating Expenses
General and Administrative	$1,066,650	$841,685
Research and Development	510,534	1,545,513
Stock-Based Compensation	58,606	84,636
Franchise Tax Expenses	219,403	-
Total Operating Expenses	1,855,193	2,471,834
Loss from Operations	(1,855,193)	(2,471,834)
Other Income (Expense), net	(612,416)	1,347,091
Net Loss	$(1,242,777)	$(1,124,743)

Revenue

We had no revenue from operations during the three months ended March 31, 2026 and 2025.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
Description	2026	2025
Personnel Costs	$154,117	$110,631
Professional Service Costs	552,935	237,331
Stock Market & Investor Relations Costs	46,151	178,152
Other Administrative Costs	313,447	315,571
Total General and Administrative Expenses	$1,066,650	$841,685

Personnel costs increased $43,486, or 39%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company had three employees, during the three months ended March 31, 2026, there are three employees. Employment for two employees terminated in 2025 and two new employees joined the Company for the three months ended March 31, 2026. The increase in personal cost directly relates to the increased compensation (salaries) of the new employees hired in 2026.

Professional services costs increased $315,604, or 133%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The increase is primarily related to increases in fees for recruiting services, legal fees, and general business consulting services; primarily supporting the 2025 financial statement audit and the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Stock market and investor relations costs decreased $132,001, or 74%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, presentations and other communication efforts and the costs of annual stockholder meetings. The decrease is primarily due to the costs associated with corporate branding efforts during the three months ended March 31, 2026, in connection with the Company’s quantum-class laser-based computing business strategy.

Other administrative expenses decreased $2,124, or 1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. These costs include board of director expenses, business insurance, corporate travel and other general operating expenses. Costs were generally unchanged during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Stock-Based Compensation

Stock-based compensation decreased $26,030, or 31%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. All of the stock options issued on June 7, 2023 fully vested during June 2025.

Francise Tax Expenses

Franchise taxes for the state of Delaware totaled $219,403 and $0 for the three months ended March 31, 2026 and 2025, respectively. The increase is related to the franchise tax for 2025 that was paid late and is reflected in the condensed consolidated financial statements as of September 30, 2025.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
Description	2026	2025
Salaries and Wages	$24,000	$63,362
Development Programs	463,075	1,359,421
Professional Services	23,459	118,940
Other Research and Development Expenses	-	3,790
Total Research and Development Expenses	$510,534	$1,545,513

Salaries and wages decreased $39,362, or 62%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company recorded payroll and severance expenses for one employee. During the three months ended March 31, 2026, the Company one staff member.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $896,346, or 66%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease is related to the suspension of the Company’s Phase 2b study of Isomyosamine.

Professional services costs decreased $95,481, or 80%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Other research and development expenses decreased $3,790, or 100%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The decrease during the three months ended March 31, 2025 is primarily related to decreased expenses for international shipping.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
Description	2026	2025
Interest and Dividend Income	$(71,340)	$(62,512)
Gain on Sale of Investments	(11,782)	(2,176)
Unrealized (Gain) Loss on Marketable Securities	(19,294)	1,597
Change in fair value of Derivative Liabilities	(510,000)	(1,284,000)
Total Other Income	$(612,416)	$(1,347,091)

Other income totaled $612,416, for the three months ended March 31, 2026, and other income, net of expenses, totaled $1,347,091 for the three months ended March 31, 2025.

During the three months ended March 31, 2026 interest and dividend income increased $8,828 primarily related to the availability of cash for investment.

During the three months ended March 31, 2026, we recorded a loss of $510,000 related to the change in fair value of the Series H Derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. We estimated the $1,647,000 fair value of the bifurcated embedded derivative at March 31, 2026 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $1.62 on the valuation date, estimated equity volatility of 100.0%, estimated traded volume volatility of 275.0%, the time to maturity of 1 year, a discounted market interest rate of 4.18%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 5.2%.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity to date has been funding from our stockholders through the sale of equity securities and the exercise of derivative securities, including warrants. We expect our primary sources of future liquidity in the short to mid-term to be derived from the exercising of outstanding warrants, and future equity or debt financings.

As of March 31, 2026, the Company’s cash on hand was $1,127,619 and marketable securities were $11,847,305. The Company has incurred a net loss attributable to stockholders of $1,528,448 for the three months ended March 31, 2026. As of March 31, 2026, the Company had working capital of $10,016,447 and stockholders’ equity of $20,719,606, including an accumulated deficit of $145,651,183. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and preferred stock in public and private placements.

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

Our future capital requirements will depend on numerous factors, including the timing and extent of market acceptance of our products and services, investments in product development, sales and marketing activities, working capital requirements, and the timing and amount of future revenue. We may seek to raise additional capital through equity or debt financings, strategic partnerships, or other arrangements. There can be no assurance that such financing will be available on acceptable terms, or at all

Operating Activities

During the three months ended March 31, 2026, cash flows used in operating activities were $3,286,563, consisting primarily of a net loss of $1,242,777 and changes in operating assets and liabilities.

Our net cash used in operating activities totaled $2,640,240 for the three months ended March 31, 2025, consisting primarily of a net loss of $1,124,743, a gain on the fair value of derivatives of $1,284,000, and a decrease of $308,478 in trade and other payables.

Investing Activities

Our net cash provided by investing activities totaled $2,973,256 for the three months ended March 31, 2026. During the three months ended March 31, 2026, we purchased securities totaling $144,977 and sold securities totaling $3,118,233.

Our net cash provided by investing activities totaled $2,540,330 for the three months ended March 31, 2025. During the three months ended March 31, 2025, we purchased securities totaling $5,859,483 and sold securities totaling $8,399,813.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $453,930 which consisted of receipts for the exercise of outstanding.

Net cash consumed by financing activities during the three months ended March 31, 2025 was $ 0.

February 2023 Offering

On February 21, 2023, the Company entered into a Securities Purchase Agreement (the “Series F Purchase Agreement”) with certain accredited investors (the “Series F Investors”), pursuant to which it agreed to sell to the Investors in a private placement (i) an aggregate of 15,000 shares of the Company’s newly-designated Series F convertible preferred stock with a stated value of $1,000 per share, and (ii) warrants to acquire up to an aggregate of 2,218 shares of the Company’s Common Stock, subject to adjustment (the “Series F Warrants”) (collectively, the “February 2023 Offering”) with an initial exercise price of $6,765.00 (the “Series F Exercise Price”).

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 2,218 shares of Common Stock, with an initial exercise price of $6,765 per share (the “Series F Exercise Price”), subject to adjustment, for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series F Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately.

In February 2024, in connection with the Company’s 1-for-30 reverse stock split and the stock combination event adjustment provisions contained in the Series F Warrants, the Series F Exercise Price was adjusted to $318.00 (the “2024 Reverse Stock Split”). In connection with the Private Placements (as defined herein), the Series F Exercise Price was further adjusted to $181.60 per share pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants, the Series F Exercise Price was adjusted to $18.32 per share. In September 2025, in connection with the Company’s 1-for-100 reverse stock split (the “2025 Reverse Stock Split”), and pursuant to the stock combination event adjustment provisions contained in the Series F Warrants, the Series F Exercise Price was reduced to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionately.

As of March 31, 2026, the Series F Exercise Price was $3.3713 per share.

Series F-1 Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors in a private placement (i) shares of the Company’s newly-designated Series F-1 Preferred Stock, (ii) short-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $181.60 per share (the “Series F-1 Short-Term Warrants Exercise Price”), and (iii) long-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an initial exercise price of $181.60 (the “Series F-1 Long-Term Exercise Price” and, together with the Series F-1 Short-Term Warrants Exercise Price, the “Series F-1 Exercise Price”) per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placement occurred on May 23, 2024 (the “Series F-1 Closing Date”).

Pursuant to that certain Omnibus Amendment Agreement, dated as of April 8, 2025, by and among the Company and the Required Holders (as defined in the Series F-1 Warrants) (the “April 2025 Amendment Agreement”), the Series F-1 Short-Term Warrants were extended to expire five years from the date of issuance.

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

On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series F-1 Warrants, the Series F-1 Exercise Price was adjusted to $18.32 per share. In September 2025, in connection with the 2025 Reverse Stock Split, and pursuant to the stock combination event adjustment provisions contained in the Series F-1 Warrants, the Series F-1 Exercise Price was reduced to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F-1 Warrants was adjusted proportionally.

As of March 31, 2026, the Series F-1 Exercise Price was equal to $3.3713 per share and Series F-1 Short-Term Warrants and Series F-1 Long-Term Warrants were outstanding to purchase up to 1,322,942 shares and 1,497,942 shares of Common Stock, respectively.

Series G Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series G Purchase Agreement” and collectively with the Series F-1 Purchase Agreement, each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with certain accredited investors (the “Series G Investors” and collectively with the Series F-1 Investors, the “Investors”), pursuant to which it agreed to sell to the Series G Investors in a private placement (i) an aggregate of 8,950 shares of the Company’s newly-designated Series G Preferred Stock, initially convertible into up to 49,288 shares of the Company’s Common Stock at an initial conversion price of $181.60 per share (the “Series G Conversion Price”), (ii) short-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Short-Term Warrants”) at an exercise price of $181.60 per share, and (iii) long-term warrants to acquire up to an aggregate of 49,288 shares of Common Stock (the “Series G Long-Term Warrants,” and collectively with the Series G Short-Term Warrants, the “Series G Warrants”) at an initial exercise price of $181.60 per share (the “Series G Exercise Price”) (collectively, the “Series G Private Placement” and collectively with the Series F-1 Private Placement, each a “Private Placement” and collectively, the “Private Placements”). The closing of the Series G Private Placement occurred on May 23, 2024 (the “Series G Closing Date” and collectively with the Series F-1 Closing Date, the “Closing Date”).

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

As of March 31, 2026,  there were 8,804 shares of Series G Preferred Stock outstanding, Series G Short-Term Warrants outstanding to purchase up to 2,654,765 shares of Common Stock, and Series G Long-Term Warrants outstanding to purchase up to 2,654,765 shares of Common Stock.

Series G Warrants

Pursuant to the Series G Private Placement, the Company issued to investors (i) the Series G Long-Term Warrants to purchase 49,288 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment, the “Series G Exercise Price”), for a period of five years from the date of issuance and (ii) the Series G Short-Term Warrants to purchase 49,288 shares of Common Stock, with an initial exercise price of $181.60 per share (subject to adjustment), for a period of eighteen months from the date of issuance. On April 17, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series G Warrants, the Series G Exercise Price was equal to $18.32 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionally. In August 2025, in connection with the 2025 Reverse Stock Split and pursuant to the stock combination event adjustment provisions contained in the Series G Warrants, the Series G Exercise Price was reduced to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series G Warrants was adjusted proportionally.

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

Registration Rights Agreements

In connection with the Series F-1 Private Placement, the Company entered into a Registration Rights Agreement with the Series F-1 Investors (the “Series F-1 Registration Rights Agreement”), pursuant to which the Company agreed to file a resale registration statement (the “Series F-1 Registration Statement”) with the SEC to register for resale (A) 200% of the Series F-1 Conversion Shares and (B) 200% of the shares of Common Stock issuable upon exercise of the Series F-1 Warrants (the “Series F-1 Warrant Shares”) promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series F-1 Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series F-1 Registration Rights Agreement).

In connection with the Series G Private Placement, the Company entered into a Registration Rights Agreement with the Series G Investors (the “Series G Registration Rights Agreement” and, together with the Series F-1 Registration Rights Agreement, the “Registration Rights Agreements”) pursuant to which the Company agreed to file a resale registration statement (the “Series G Registration Statement”) with the SEC to register for resale (A) 200% of the shares of Common Stock issuable upon conversion of the Series G Preferred Stock (the “Series G Conversion Shares”), (B) 200% of the shares of Common Stock issuable upon conversion of the PIK Shares, and (C) 200% of the shares of Common Stock issuable upon exercise of the Series G Warrants (the “Series G Warrant Shares”) promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, and to have such Series G Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series G Registration Rights Agreement).

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

Placement Agent Warrants

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

Series H Preferred Stock

On September 2, 2025, we entered into the Securities Purchase Agreement (the “Series H Purchase Agreement”) with certain accredited investors (the “Series H Investors”), pursuant to which we issued and sold on September 4, 2025 (the “Series H Closing Date”) in a private placement (i) an aggregate of 7,000 shares of Series H Preferred Stock, initially convertible into up to 1,400,000 shares of the Company’s Common Stock (the “Series H Conversion Shares”) at an initial conversion price of $5.00 per share (the “Series H Conversion Price”) and (ii) warrants to acquire up to an aggregate of 1,400,000 shares of Common Stock at an initial exercise price of $5.00 per share (the “Series H Investor Warrants”) (collectively, the “Series H Private Placement”).

The terms of the shares of Series H Preferred Stock are as set forth in the Certificate of Designations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on September 3, 2025. The Series H Investor Warrants became exercisable upon receipt of the Series H Stockholder Approval (as defined herein) and expire five years from the date of the Series H Stockholder Approval.

In connection with the Series H Private Placement, pursuant to an engagement agreement (the “GPN Engagement Agreement”), dated August 28, 2025, between the Company and GP Nurmenkari Inc. (“GPN”), the Company engaged GPN to act as a non-exclusive placement agent in connection with the Series H Private Placement. Pursuant to the GPN Engagement Agreement, the Company agreed to (i) pay GPN a cash fee equal to 4% of the gross proceeds of the Series H Private Placement (including any cash proceeds realized by the Company from the exercise of outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses, and (iii) issue to GPN on the Series H Closing Date, warrants to purchase up to an aggregate number of shares of Common Stock equal to 4% of the aggregate number of shares of Common Stock underlying the securities issued in the Series H Private Placement, with terms identical to the Series H Investor Warrants.

Additionally, pursuant to an engagement agreement (the “Rodman Engagement Agreement” and, collectively with the GPN Engagement Agreement, the “Engagement Agreements”), dated August 27, 2025, between the Company and Rodman & Renshaw LLC (“Rodman”), the Company engaged Rodman and H.C. Wainwright & Co., LLC (“Wainwright” and, together with Rodman and GPN, the “Placement Agents”) to act as non-exclusive placement agents in connection with the Series H Private Placement. Pursuant to the Rodman Engagement Agreement, the Company agreed to (i) pay Rodman and Wainwright an aggregate cash fee equal to 5% of the gross proceeds of the Series H Private Placement (including any cash proceeds realized by the Company from the exercise of outstanding warrants of the Company) (provided, however, that such cash fee shall be reduced to 2.5% with respect to any gross proceeds raised from the enumerated list of existing investors of the Company (the “Existing Series H Investors”)), (ii) reimburse and pay certain expenses, and (iii) issue to Rodman and Wainwright on the Series H Closing Date, warrants to purchase up to an aggregate number of shares of Common Stock equal to 5% (or 2.5% in case of securities issued to Existing Series H Investors) of the aggregate number of shares of Common Stock underlying the securities issued in the Series H Private Placement, with terms identical to the Series H Investor Warrants.

Series H Registration Rights Agreements

In connection with the Series H Private Placement, we entered into the Series H Registration Rights Agreement, pursuant to which we are obligated, among other things, to (A) file a resale registration statement (the “Registration Statement”) with the SEC to register for resale promptly following the Series H Closing Date, but in no event later than 15 calendar days after the Series H Closing Date, the sum of (i) 200% of the maximum number of Series H Conversion Shares issuable upon conversion of the shares of Series H Preferred Stock ((x) assuming for purposes hereof that the shares of Series H Preferred Stock are convertible at the Floor Price (as defined herein) and (y) any such conversion shall not take into account any limitations on the conversion of the shares of Series H Preferred Stock set forth in the Series H Certificate of Designations) and (ii) 200% of the maximum number of Common Stock issuable upon exercise of the Series H Investor Warrants ((x) assuming for purposes hereof that such Series H Investor Warrants will be exercised at the initial exercise price as set forth in such Series H Investor Warrants and (y) any such exercise shall not take into account any limitations on the exercise of such Series H Investor Warrants as set forth therein), in each case subject to the adjustments set forth in the Series H Certificate of Designations and Series H Investor Warrants, (B) have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series H Registration Rights Agreement and as may be amended from time to time), and (C) maintain the registration until the earlier of (x) the date on which the selling stockholders may sell their Series H Conversion Shares or shares issuable upon exercise of the Series H Investor Warrants without restriction pursuant to Rule 144 under the Securities Act, and (y) the date on which the selling stockholders no longer hold any such Series H Conversion Shares or shares issuable upon exercise of the Series H Investor Warrants. The Company will be obligated to pay certain liquidated damages to the Series H Investors if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Series H Registration Rights Agreement.

Shares of Series H Preferred Stock

All shares of capital stock of the Company rank junior to the shares of Series H Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. Further to the foregoing, shares of Series H Preferred Stock rank junior to shares of (i) Series F Convertible Preferred Stock, par value $0.001 per share, of the Company issued and outstanding pursuant to the Series F Certificate of Designations, (ii) Series F-1 Convertible Preferred Stock, par value $0.001 per share, of the Company issued and outstanding pursuant to the Series F-1 Certificate of Designations, and (iii) Series G Convertible Preferred Stock, par value $0.001 per share, of the Company issued and outstanding pursuant to the Series G Certificate of Designations, in each case, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Following the receipt of the Series H Stockholder Approval (as defined herein), the shares of Series H Preferred Stock became convertible into Common Stock at the election of the holder at any time at the initial Series H Conversion Price of $5.00. The Series H Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like. The Series H Conversion Price may also be voluntarily reduced by the Company to any amount and for any period of time deemed appropriate by the Board at any time with the prior written consent of the holders of at least a majority of the outstanding shares of Series H Preferred Stock, subject to the rules and regulations of Nasdaq.

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

The Series H Certificate of Designations includes certain Triggering Events (as defined in the Series H Certificate of Designations), including, among other things, the suspension from trading or the failure of our Common Stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days and our failure to pay any amounts due to the holders of the shares of Series H Preferred Stock when due. Upon the occurrence of a Triggering Event, each holder of shares of Series H Preferred Stock will be able to require us to redeem in cash any or all of the holder’s shares of Series H Preferred Stock at a premium set forth in the Series H Certificate of Designations. Further, upon a Triggering Event, a holder of shares of Series H Preferred Stock, at such holder’s option, by delivery of a notice of conversion (“Triggering Event Conversion Notice”) to the Company, may convert all, or any number of shares of Series H Preferred Stock held by such holder into shares of Common Stock at a price equal to the lowest of (A) the applicable Series H Conversion Price as in effect on the applicable date of conversion, and (B) $0.616, which was 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date on which the Series H Stockholder Approval (as defined herein) was obtained or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market, and, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, which are subject to certain adjustments as set forth in the Series H Certificate of Designations (the “Floor Price”), and (ii) 80% of the lowest volume weighted average price of the Common Stock of any trading day during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable Triggering Event Conversion Notice.

Notwithstanding the foregoing, our ability to issue any shares of Common Stock upon conversion of any shares of Series H Preferred Stock or otherwise pursuant to the terms of the Series H Certificate of Designations is subject to certain limitations set forth in the Series H Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of the Series H Conversion Shares and shares issuable upon exercise of the Series H Investor Warrants (the “Series H Stockholder Approval”). The Series H Stockholder Approval was obtained on November 14, 2025 at a special meeting of stockholders of the Company. Further, the Series H Certificate of Designations contains a certain beneficial ownership limitation which applies to each holder of the shares of Series H Preferred Stock, other than PharmaCyte Biotech, Inc. (“PharmaCyte”), after giving effect to the issuance of shares of Common Stock issuable upon conversion of the shares of Series H Preferred Stock.

Warrants

The Series H Investor Warrants were exercisable upon receipt of Series H Stockholder Approval, at an exercise price of $5.00 per share, and expire five years from the date of the Series H Stockholder Approval. The exercise price of each Series H Investor Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like. Upon any such price-based adjustment to the exercise price, the number of shares of Common Stock issuable upon exercise of the Series H Investor Warrants will be increased proportionately. The exercise price may also be voluntarily reduced by the Company to any amount and for any period of time with the prior written consent of the holders of at least a majority of the outstanding Series H Investor Warrants, subject to the rules and regulations of Nasdaq. The Series H Investor Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Series H Investor Warrants, the Series H Investor Warrants may be exercised on a cashless basis.

MIPA

On September 2, 2025, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”), by and among the Company, LPU and the members of LPU identified on the signature pages attached thereto (the “Sellers”), pursuant to which the Company agreed to acquire 100% of the membership interests (the “Membership Interests”) of LPU from the Sellers (the “Acquisition”).

As consideration for the Membership Interests, the Company delivered to the Sellers that number of shares of Series I Preferred Stock that is convertible into a number of shares of Common Stock equal to 747,362, subject to certain conversion limitations as described in the Certificate of Designations for the Series I Convertible Preferred Stock. As of March 31, 2026, no shares of Series I Preferred Stock are issued and outstanding.

Following the closing of the Acquisition, the Sellers are entitled to additional contingent consideration (the “Contingent Consideration”) upon the achievement of various specified milestones, including completion of an offering of the Company’s Common Stock or Common Stock equivalents (an “Equity Offering”), which Contingent Consideration includes certain specified cash payments, cash payments calculated based on any Equity Offering proceeds, shares of Common Stock that would result in the Sellers collectively beneficially owning a specified percentage of the Company, and warrants to purchase Common Stock (collectively, the “Milestone Securities”).

Notwithstanding the foregoing, the Company’s ability to issue the Milestone Securities or the Common Stock underlying the Milestone Securities is subject to certain limitations, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance in accordance with Nasdaq listing standards (the “MIPA Stockholder Approval”). The MIPA Stockholder Approval was obtained on November 14, 2025 at a special meeting of stockholders of the Company.

In connection with the transaction contemplated by the MIPA, the Company engaged Palladium to act as a non-exclusive financial advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company agreed to (i) pay Palladium a monthly retainer of $15,000 and (ii) issue to Palladium 15,433 shares of Common Stock of the Company, which shares were issued following the date of the receipt of the MIPA Stockholder Approval.

License Agreement

In connection to the transactions contemplated by the MIPA, prior to entering into the MIPA, on September 2, 2025, LPU and LightSolver Ltd., an Israeli company (“Lightsolver” or “Licensor”) entered into a license agreement (as may be subsequently amended, supplemented, amended and restated or otherwise modified, the “License Agreement”). withPursuant to the License Agreement, Lightsolver granted LPU, among other things, an exclusive license to use and commercialize its proprietary laser processing hardware units (the “Machines”) specifically configured for cryptocurrency mining applications and its proprietary intangible technology necessary or useful to utilize the Machines (the “Technology”) solely for cryptocurrency mining applications.

In addition, pursuant to the License Agreement, Lightsolver agreed to perform certain development work to develop, customize, configure, and enhance its proprietary Machines and Technology for cryptocurrency mining applications, for which LPU will pay Lightsolver, upon the achievement of certain associated developmental milestones by Lightsolver, (the “Milestone Events”), a total of up to $8,500,000 in non-recurring engineering fees. In addition to such non-recurring engineering fees, no later than one (1) business day after the effective date of the License Agreement, LPU agreed to make a one-time cash payment to Lightsolver equal to the greater of (i) 25% of the aggregate proceeds received by the Company from the Private Placement and (ii) $1,500,000. Furthermore, promptly upon the occurrence of any of the Milestone Events, LPU agreed to deliver, or cause to be delivered, to Lightsolver the consideration described above.

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

Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on April 15, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no additional risk factors other than those previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on April 15, 2026. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our annual report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1	Consulting Services Agreement, dated as of January 16, 2026, by and between the Company and Chelsea Voss. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026)

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q/C TECHNOLOGIES INC.

Date: May 15, 2026	By:	/s/ Joshua Silverman
	Name:	Joshua Silverman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Ian Rhodes
	Name:	Ian Rhodes
	Title:	Interim Chief Financial Officer
(Principal Financial Officer)

