Form 10-Q
period 2026-06-30
Q/C TECHNOLOGIES, INC.
filed 2026-08-12
CIK 1321834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36268

Q/C Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2983783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

333 Bush Street, Suite 1400 San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 848-8698

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock, par value $0.001 per share	QCLS	The Nasdaq Stock Market LLC

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

As of August 12, 2026, the registrant had 8,189,838 shares of its Common Stock, par value $0.001 per share, outstanding.

PART I - Financial Information

Item 1. Financial Statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

	As of
	(unaudited) June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and Cash Equivalents	$307,612	$986,996
Marketable Securities	10,679,782	14,801,267
Other Receivables	16,800	18,200
Prepaid Expenses	736,924	774,095

Total Current Assets	11,741,118	16,580,558

Non-Current Assets
Property, Plant and Equipment, net	140,868	-
Operating Lease Right-of-Use Asset, net	371,541	-
Technology License	-	14,086,999
Goodwill	10,498,539	10,498,539
Other Assets	113,688	-

Total Non-Current Assets	11,124,636	24,585,538

Total Assets	$22,865,754	$41,166,096

LIABILITIES
Current Liabilities
Trade and Other Payables	$1,337,625	$2,445,346
Due to MyMD FL Shareholders	29,982	29,982
Operating Lease Liability	145,163
Dividends Payable	451,682	365,970
License Fees Payable	35,018	533,744
Derivative Liability	1,566,000	2,157,000

Total Current Liabilities	3,565,470	5,532,042

Non-Current Liabilities
Contingent Consideration Payable, net of current	-	10,909,000
Operating Lease Liability, net of current	226,008	-

Total Non-Current Liabilities	226,008	10,909,000

Total Liabilities	3,791,478	16,441,042

Commitments and Contingencies

Mezzanine Equity

Series G Convertible Preferred Stock, no par value and a stated value of $1,000 per share, 12,826,273 shares authorized, 8,812 and 8,802 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $8,812,000 plus dividends at 10% per annum.	8,812,000	8,802,000
Series G Convertible Preferred Stock – Discount	(6,938,000)	(6,938,000)
Series H Convertible Preferred Stock, 7,000 shares designated, par value $0.001 and a stated value of $1,000 per share, 3,115 shares issued and outstanding as of June 30, 2026 and December 31, 2025. Liquidation preference of $3,115,000 plus dividends at 7% per annum.	3,115,000	3,115,000
Series H Convertible Preferred Stock – Discount	(168,621)	(168,621)
Series H Convertible Preferred Stock – Derivative	(1,837,000)	(1,837,000)

Total Mezzanine Equity	2,983,379	2,973,379

STOCKHOLDERS’ EQUITY
Preferred Stock, par value $0.001, 50,000,000 total preferred shares authorized
Series D Convertible Preferred Stock, $0.001 par value and a stated value of $0.01 per share, 72,992 shares designated, as of June 30, 2026 and December 31, 2025, 72,992 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	144,524	144,524

Common Stock, par value $0.001, 1,250,000,000 shares authorized, 8,189,838 and 7,690,403 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	8,190	7,690
Additional Paid in Capital	168,128,886	165,722,193
Accumulated Deficit	(152,190,703)	(144,122,732)

Total Stockholders’ Equity	16,090,897	21,751,675

Total Liabilities and Stockholders’ Equity	$22,865,754	$41,166,096

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product Revenue	$-	$-	$-	$-
Product Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

General and Administrative Expenses	1,002,949	894,297	2,069,599	1,735,982
Research and Development Expenses	236,133	873,472	746,667	2,418,985
Stock Based Compensation Expenses	2,373,655	104,854	2,432,261	189,490
Franchise Tax Expense	-	-	219,403	-
Impairment of Technology License	3,177,999	-	3,177,999	-

Loss from Operations	(6,790,736)	(1,872,623)	(8,645,929)	(4,344,457)

Other (Income) Expenses
Interest and Dividend Income	(100,625)	(57,575)	(171,965)	(120,087)
Gain on Sale of Investments	(19,459)	-	(31,241)	(2,176)
Change in fair value of Marketable Securities	26,584	147	7,290	1,744
Change in fair value of Derivatives Liabilities	(81,000)	(19,000)	(591,000)	(1,303,000)

Total Other (Income)/Expense	(174,500)	(76,428)	(786,916)	(1,423,519)

Loss Before Income Tax	(6,616,236)	(1,796,195)	(7,859,013)	(2,920,938)

Income Tax Benefit/(Provision)	-	-	-	-

Net Loss	$(6,616,236)	$(1,796,195)	$(7,859,013)	$(2,920,938)

Preferred Stock Dividends & Adjustments	(76,716)	976,369	208,955	1,789,865

Net Loss Attributable to Common Stockholders	$(6,539,520)	$(2,772,564)	$(8,067,968)	$(4,710,803)

Basic and diluted net loss per common share	$(0.79)	$(51.10)	$(0.99)	$(187.46)

Weighted average basic and diluted common stock outstanding	8,235,978	54,261	8,150,204	25,129

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Mezzanine Equity and Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

	Series F		Series F-1		Series G		Series H		Series D
	Convertible		Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series H	Shares	Series D	Shares	Par Value $0.001	Paid In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2025	-	$-	-	$-	8,802	$1,864,000	3,115	$1,109,379	72,992	$144,524	7,690,403	$7,690	$165,722,193	$(144,122,733)	$21,751,675
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,242,777)	(1,242,777)
Adjustment	-	-	-	-	-	-	-	-	-	-	-		-	(2)	(2)
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	(285,671)	(285,671)
Common Stock Warrant Exercises	-	-	-	-	-	-	-	-	-	-	155,432	155	437,619		437,774
Stock based compensation – Restricted Stock Units	-	-	-	-	-	-	-	-	-	-	7,594	-	54,655		54,655
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	3,952	-	3,952
Balance at March 31, 2026	-	$-	-	$-	8,802	$1,864,000	3,115	$1,109,379	72,992	$144,524	7,853,429	$7,845	166,218,419	$(145,651,183)	$20,719,606
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,616,236)	(6,616,236)
Preferred Stock Dividends and Dividend Adjustments	-	-	-	-	10	10,000	-	-	-	-	-	-	-	76,716	76,716
Common Stock Warrant Issuances and Exercises	-	-	-	-	-	-	-	-	-	-	-	-	21,318	-	21,318
Stock-based Compensation - Restricted Stock Units	-	-	-	-	-	-	-	-	-	-	301,181	301	328,697	-	328,998
Stock-based Compensation - Stock Options	-	-	-	-	-	-	-	-	-	-	-	-	1,560,496	-	1,560,495
Stock based compensation - Restricted Stock Awards	-	-	-	-	-	-	-	-	-	-	35,228	44	(44)	-	-
Balance at June 30, 2026	-	$-	-	$-	8,812	$1,874,000	3,115	$1,109,379	72,992	$144,524	8,189,838	$8,190	$168,128,886	$(152,190,703)	$16,090,897

	Series F Convertible		Series F-1 Convertible		Series G Convertible		Series H Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Series F	Shares	Series F-1	Shares	Series G	Shares	Series H	Shares	Series D	Shares	Par Value $0.001	Paid In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2024	4,211	$4,930,004	4,747	$-	8,884	$-	-	$-	72,992	$144,524	33,637	$3,364	$138,780,138	$(129,138,286)	9,789,740
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,124,743)	(1,124,743)
Accelerated Conversion of 371 shares of Series F Convertible Preferred Stock	(371)	(434,903)	-	-	-	-	-	-	-	-	6,207	621	522,595	-	523,216
Accelerated Conversion of 2,001 shares of Series F-1 Convertible Preferred Stock	-	-	(2,001)	-	-	-	-	-	-	-	31,632	3,163	259,677	-	262,840
Conversion of 319 shares of Series G Convertible Preferred Stock	-	-	-	-	(319)	-	-	-	-	-	2,450	245	(245)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	656	656,000	-	-	-	-	-	-	(31,284)	-	(31,284)
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	(813,496)	(813,496)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-	-	84,636	-	84,636
Balance at March 31, 2025	3,840	$4,495,101	2,746	$-	9.22	$656,000	-	$-	72,992	$144,524	73,926	$7,393	$139,615,517	$(131,076,525)	$8,690,909
Net loss														(1,796,195)	(1,796,195)
Accelerated Conversion of 24 shares of Series F Convertible Preferred Stock	(24)	(21,185)	-	-	-	-	-	-	-	-	3,168	317	47,791	-	48,108
Accelerated Conversion of 1,748 shares of Series F-1 Convertible Preferred Stock	-	-	(1,748)	-	-	-	-	-	-	-	176,060	17,605	186,318	-	203,923
Conversion of 1,021 shares of Series G Convertible Preferred Stock	-	-	-	-	(1,021)	-	-	-	-	-	40,683	4,069	(4,069)	-	-
Issuance of Series G Convertible Preferred Stock	-	-	-	-	537	537,000	-	-	-	-	-	-	(341,192)	-	(341,192)
True-up in conjunction with 01 Jun 25 modifications	-	656,751	-	-	-	-	-	-	-	-	-	-	(656,751)	-	(656,751)
Shareholder request to reclassify a Series F share conversion to Series F-1	37	-	(60)	-	-	-	-	-	-	-	-	-	-	-	-
Reconciling adjustments to outstanding shares	529	-	1,127	-	-	-	-	-	-	-	-		-	-	-
Preferred Stock Dividends	-	-	-	-	-	-	-	-	-	-	-		-	(976,369)	(976,369)
Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-	-		104,854	-	104,854
Balance at June 30, 2025	4,382	$5,130,667	2,065	$-	8,737	$1,193,000	-	$-	72,992	$144,524	293,837	$29,384	$138,952,468	$(133,849,089)	$5,277,287

See accompanying notes to these unaudited condensed consolidated financial statements.

Q/C TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,859,013)	$(2,920,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest/dividends	(46,693)	-
(Gain)/Loss on sale of securities	7,291	(2,176)
Loss on fair market value of equity investments	-	1,744
Gain on fair market value of derivatives	(591,000)	(1,303,000)
Amortization of ROU asset	14,246	-
Depreciation of fixed assets	5,341	-
Impairment of technology license	3,177,999	-
Share-based compensation:
To directors – options	1,421,040	110,168
To key employees – options	-	35,103
To key employees – restricted stock units (RSUs)	60,061	-
To directors – RSUs	25,014	-
To non-employees – options	139,456	44,219
To non-employees – warrants	25,271	-
To non-employees - RSUs	298,577	-
Change in assets and liabilities:
Prepaid expenses	37,171	(445,773)
Security deposits	(113,688)	-
Trade and other receivables	1,400	-
Trade and other payables	(1,128,692)	(224,954)
Operating lease liabilities	(14,616)	-
License Fees Payable	(564,261)	-
Net cash used by operating activities	(5,105,096)	(4,705,607)

Cash flows from investing activities:
Purchase of capital equipment	(146,209)	-
Purchases of marketable securities	(218,751)	(5,919,540)
Proceeds from sale of marketable securities	4,379,638	10,659,546
Net cash provided by investing activities	4,014,678	4,740,006

Cash flows from financing activities
Dividends on Preferred Stock	(113,244)	-
Net proceeds from the exercise of warrants for common stock	524,278	-
Net cash provided by financing activities	411,034	-

Net increase/(decrease) in cash and cash equivalents	(679,384)	34,399
Cash at beginning of period	986,996	173,154
Cash at end of period	$307,612	$207,553

Supplemental cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-Cash Financing and Investing Activities
Fair value of Series G Convertible Preferred Stock issued in-lieu of dividends	$357,375	$1,193,000
Accrued dividends on Series G and Series H Convertible Preferred Stock	$559,822	$-
Operating lease right of use asset obtained in exchange for lease liability	$385,787	$-

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

Additionally, these consolidated financial statements include three wholly owned subsidiaries as of June 30, 2026, Akers Acquisition Sub, Inc., Bout Time Marketing Corporation and LPU (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

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

In 2025, the Company shifted its business strategy to focus on energy-efficient blockchain, cryptocurrency infrastructure, and high-performance computing through quantum-class laser-based computing. The Company’s core strategy had leveraged an exclusive global licensing agreement with LightSolver Ltd. (“LightSolver”) to deploy innovative LPUs, specifically the Company-branded qc-LPU100™, which harnesses the natural properties of light with the goal of achieving high computational speed and energy efficiency. On June 26, 2026, the Company provided notice of its intention to terminate the License Agreement (as defined below), effective as of June 26, 2026 (the “Termination”). In connection with the Termination, the Company was automatically and immediately relieved from its obligation to make any additional milestone payments to LightSolver, and LightSolver has no right to receive any further contingent consideration thereunder. Following the Termination, the Company determined to fully focus its efforts on its optical processing unit initiative, a proprietary silicon photonic computing architecture for artificial intelligence inference. Additionally, the Company is researching and designing quantum/laser-based computer technology.

The Company is pre-revenue and only has investment income for the periods ending 2026 and 2025.

Note 2 – Significant Accounting Policies

(a) Basis of Presentation

The condensed consolidated financial statements of the Company are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 15, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements including the 2025 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2026, may not be necessarily indicative of the operating results expected for the full year or any future period.

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

(f) Fair Value of Financial Instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2026. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of June 30, 2026, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the probability of default. The fair value of the warrant liabilities was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

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

The following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2026 and December 31, 2025.

Marketable Securities: Valued using quoted prices in active markets for identical assets.

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2026	$10,679,782	$-	$-

Marketable securities at December 31, 2025	$14,801,267	$-	$-

(f) Fair Value of Financial Instruments, continued

Marketable securities are classified as available for sale and are valued at fair market value. Maturities of the securities are less than one year.

As of June 30, 2026 and December 31, 2025, the Company held certain mutual funds, which, under FASB ASC 321-10, were considered equity investments. As such, the change in fair value in the three months ended June 30, 2026 and 2025 were losses of $26,584 and $147, respectively. The change in fair value in the six months ended June 30, 2026 and 2025 were losses of $7,290 and $1,744, respectively.

Gains resulting from the sales of marketable securities were $19,459 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Gains resulting from the sales of marketable securities were $31,241 and $2,176 for the six months ended June 30, 2026 and 2025, respectively.

Proceeds from the sales of marketable securities in the six months ended June 30, 2026 and 2025 were $4,379,638 and $10,659,546, respectively.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of
Description	Level	June 30, 2026	December 31, 2025
Liabilities
Derivative Liabilities	3	$1,566,000	$2,157,000
Contingent Consideration Payable	3	$-	$10,909,000

Contingent consideration payables are classified as a Level 3 instrument with significant unobservable inputs. They are considered a non-current liability. See Note 6 below for more information regarding the termination of the LightSolver Licensing Agreement which caused the Contingent Consideration Payable liability noted above to be reduced to $0.

The following table sets forth a summary of the change in the fair value of the derivative liabilities that is measured at fair value on a recurring basis for the six months ended June 30, 2026 and June 30, 2025, respectively:

Description	2026	2025
Balance on December 31, 2025 and 2024	$2,157,000	$1,303,000
Changes in fair value of derivative liabilities	(510,000)	(1,284,000)
Balance on March 31,	$1,647,000	19,000
Changes in fair value of derivative liabilities	(81,000)	(19,000)
Balance on June 30,	$1,566,000	-

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

(i) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss because of these cash deposits. These cash balances are maintained with two banks as of June 30, 2026.

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

Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized within “operating income” in the Condensed Consolidated Statements of Operations.

(l) Property, Plant and Equipment, continued

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

Patents and Trade Secrets

Proprietary protection for the Company’s products, technology and process is important to its competitive position. As of June 30, 2026, the Company has issued 18 U.S. patents, 71 foreign patents, and 1 patent application is pending in the U.S. The Company also has one foreign patent which has lapsed and 4 foreign patents which have been abandoned. The issued patents are expected to expire between 2036 and 2043. Management intends to protect all other intellectual property (e.g. copyrights, trademarks, and trade secrets) using all legal remedies available to the Company.

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

Goodwill associated with the legacy business was evaluated at as of June 30, 2026 due to the change in the Company’s business model, which could be viewed as a triggering event. The net equity of the legacy business was assessed and used to measure the associated net book value of the goodwill. As of this measurement date, no impairment was required.

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

The Company began subleasing a facility in San Franscisco, California under an operating lease (“333 Bush Street Lease”) with a monthly rent of $17,860. The 333 Bush Street took effect on June 10, 2026, for a term of 25 months with no option for renewal.

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

	As of June 30, 2026			As of December 31, 2025
	2024 Baltimore	333 Bush Street		2024 Baltimore	333 Bush Street
Balance Sheet Location	Lease	Lease	Total	Lease	Lease	Total
Operating Lease
Lease Right of Use	$-	$371,541	$371,541	$-	$-	$-
Lease Payable, current	-	145,163	145,163	-	-	-
Lease Payable - net of current	-	226,008	226,008	-	-	-

The following provides details of the Company’s lease expense:

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	2024 Baltimore	333 Bush Street		2024 Baltimore	333 Bush Street
Lease Expenses	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$17,490	$-	$2,700	$-	$2,700

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	2024 Baltimore	333 Bush Street		2024 Baltimore	333 Bush Street
Lease Expenses	Lease	Lease	Total	Lease	Lease	Total
Operating Leases
Lease Costs	$-	$17,490	$-	$10,800	$-	$10,800

(p) Right-of-Use Assets, continued

Other information as of June 30, 2026, related to leases is presented below:

	2024 Baltimore	333 Bush Street
Balance Sheet Location	Lease	Lease	Total
Operating Leases
Operating cash used	$-	$-	$-
Weighted average remaining lease term (in years)	-	1.97	1.97
Discount rate	0.0%	10.58%	10.58%

Operating cash used for the 2024 Baltimore Lease during the six months ended June 30 2025, was $10,800. The average discount rate used was 10.0% and the lease term was less than one year. On February 26, 2025, the Company provided notice of its intention not to renew the Baltimore Lease, effective April 30, 2025.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2026 and December 31, 2025, no liability for unrecognized tax benefits was required to be reported.

There was no income tax benefit recorded for the losses for the three and six months ended June 30, 2026 and 2025 since management determined that the realization of the net deferred tax assets is not more likely than not to be realized and has recorded a full valuation allowance on the net deferred tax assets.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2026 and 2025. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As the Company reported a net loss for the three and six months ended June 30, 2026 and 2025, Common Stock equivalents were anti-dilutive.

For the three and six months ended June 30, 2026 and 2025, the following securities are excluded from the calculation of weighted average dilutive Common Stock because their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock Options	348,080	603	318,758	1,216
Unvested Restricted Stock Units	341,833	484	369,347	484
Warrants to purchase Common Stock	10,349,656	696,853	10,367,130	696,853
Series D Convertible Preferred Stock	13	13	13	13
Series F Convertible Preferred Stock	-	239,192	-	120,385
Series F-1 Convertible Preferred Stock	-	112,718	-	56,731
Series G Convertible Preferred Stock	2,611,159	476,910	2,611,159	240,027
Series H Convertible Preferred Stock	923,976	-	923,976	-
Series I Convertible Preferred Stock	-	-	-	-
Total potentially dilutive shares	14,574,717	1,526,773	14,778,513	1,115,709

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

(u) Recently Issued Accounting Pronouncements

As of June 30, 2026 and for the three and six months then ended, there were no recently issued accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

In April 2026, the Financial Accounting Standards Board (“FASB”) issued ASU 2026-01, “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock”. The update provides authoritative guidance on the initial measurement of paid-in-kind (“PIK”) dividends on equity-classified preferred stock and requires such dividends to be measured based on the stated PIK dividend rate and applicable liquidation preference specified in the related preferred stock agreement. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2026-01 will have on its financial statements and related disclosures. The Company has not yet adopted this standard.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The standard establishes a comprehensive accounting framework for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The guidance applies to entities that generate, purchase, receive or hold environmental credits and entities that are subject to environmental compliance obligations that may be settled using such credits. Among other provisions, the standard establishes accounting models for environmental credit assets and related environmental credit obligation liabilities. The Company is evaluating the impact of the new guidance. Based on its current operations, the Company does not expect adoption of ASU 2026-02 to have a material impact on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires enhanced disclosures of specified natural expense categories included within relevant income statement captions. The standard is intended to improve transparency by requiring disaggregation of expenses such as employee compensation, depreciation, and amortization in tabular format within the notes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. The Company expects that adoption will primarily impact the presentation and disclosure of expenses and is currently evaluating the effect of this guidance on its disclosures.

Note 3 – Recent Developments, Liquidity and Management’s Plans

As of June 30, 2026, the Company’s cash on hand was $307,612 and marketable securities were $10,679,782. The Company has incurred a net loss from operations of $8,645,929 for the six months ended June 30, 2026. As of June 30, 2026, the Company had working capital of $8,175,648 and stockholders’ equity of $16,090,897 including an accumulated deficit of $152,190,703. During the six months ended June 30, 2026, cash flows used in operating activities were $5,105,096 consisting primarily of a net loss of $7,859,013. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

During the year ended December 31, 2025, the Company raised $6,390,578, net of offerings costs of $609,578, through the private placement of the Company’s Series H Preferred Stock and warrants to purchase shares of the Company’s Common Stock. Additionally, the Company collected net proceeds of $11,719,707 from shareholders exercising Common Stock warrants. During current reporting period, no additional cash was raised.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of June 30, 2026 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

Note 4 – Trade and Other Payables

Trade and other payables consist of the following:

	June 30, 2026	December 31, 2025

Accounts Payable – Trade	$572,732	$2,072,352
Accrued Expenses	764,893	372,994
	$1,337,625	$2,445,346

Note 5 – Property and Equipment, Net

The major classifications of property and equipment, including their estimated useful lives, are summarized as follows at the balance sheet dates:

	Estimated Useful Life
	(Years)	June 30, 2026	December 31, 2025
Computer equipment	3	$146,209	-
Less: Accumulated depreciation		(5,341)	-
Total property and equipment, net		$140,868	$-

For the three months ended June 30, 2026 and 2025, depreciation expense relating to property and equipment amounted to $5,341 and $0, respectively.

For the six months ended June 30, 2026 and 2025, depreciation expense relating to property and equipment amounted to $5,341 and $0, respectively.

Note 6 – LightSolver Technology License Termination

On June 26, 2026, the Company provided notice of its intention to terminate the Technology License and Development Agreement, dated as of September 2, 2025 (the “License Agreement”), by and among LightSolver, LPU Holdings LLC (“LPU”), a wholly owned subsidiary of the Company, and, solely with respect to certain provisions of the License Agreement, the Company, effective as of June 26, 2026. The License Agreement had granted LPU an exclusive license (the “Exclusive License”) to use and commercialize LightSolver’s proprietary laser processing hardware units and related proprietary technology for cryptocurrency mining applications, which the Company had determined to be an indefinite-lived intangible asset not subject to amortization. In connection with the Termination, LPU was automatically and immediately relieved from its obligation to make any additional milestone payments to LightSolver, and LightSolver has no right to receive any further contingent consideration thereunder. As a result of the Termination, the Company recorded an impairment charge with respect to the Exclusive License, which is reflected as “Impairment of Technology License” within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026.

Note 7 – Stock-based Payments

Equity incentive Plans

2017 Stock Incentive Plan

On August 7, 2017, the Company’s stockholders approved, and the Company adopted the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan provides for the issuance of up to 2 shares of the Company’s Common Stock. Due to the rounding up of each restricted stock grant to the respective option holder after several reverse stock splits, the total rounded shares as of June 30, 2026, totaled 15 shares of restricted stock. These restricted shares have been issued pursuant to the 2017 Plan, and 0 shares of Common Stock remain available for issuance.

2018 Stock Incentive Plan

On December 7, 2018, the Company’s stockholders approved, and the Company adopted the 2018 Stock Incentive Plan (“2018 Plan”). On August 27, 2020, the 2018 Plan was modified to increase the total authorized shares available for future issuance. The 2018 Plan, as amended, provides for the issuance of up to 188 shares of the Company’s Common Stock. As of June 30, 2026, grants of RSUs and restricted stock to purchase 89 shares of Common Stock have been issued pursuant to the 2018 Plan, and 99 shares of Common Stock remain available for issuance.

2021 Stock Incentive Plan

On April 15, 2021, the Company’s stockholders approved, and the Company adopted the 2021 Stock Incentive Plan, (as amended the “2021 Plan”). The 2021 Plan provides for the issuance of up to 1,400,000 shares of the Company’s Common Stock. As of June 30, 2026, grants of RSUs and stock options to purchase 1,297,956 shares of Common Stock have been issued pursuant to the 2021 Plan, and 102,044 shares of Common Stock remain available for issuance.

Stock Options

The following table summarizes the activities for the Company’s stock options for the six months ended June 30, 2026:

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Balance at December 31, 2025	100,360	$24.66	$23.42	9.89	$-
Granted	267,500	4.95	4.14	8.57	1,200
Exercised	-	-	-	-	-
Forfeited	(259)	4,980.00	4,710.00	6.94	-
Canceled/Expired	(50)	4,980.00	4,710.00	6.94	-
Balance June 30, 2026	367,551	6.15	5.45	8.80	$1,200
Exercisable as of June 30, 2026	208,176	6.95	6.50	8.22	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.90 for the Company’s Common Stock on June 30, 2026 and the closing stock price of $3.99 for the Company’s Common Stock on December 31, 2025.

During the three months ended June 30, 2026 and 2025, the Company recognized stock option expenses totaling $1,560,495 and $104,854, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized stock option expenses totaling $1,560,495 and $189,490, respectively.

The unamortized stock option expenses as of June 30, 2026 totaled $808,660.

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

As of June 30, 2026 and 2025, none of the vesting milestones have been met, respectively.

The following is the status of outstanding unvested RSUs outstanding as of June 30, 2026 and the changes for the six months ended June 30, 2026:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Balance at December 31, 2025	212,500	$6.67
Share Adjustment	27,634	3.26
Granted	284,221	4.05
Vested	(217,659)	5.20
Forfeited	-	-
Canceled/Expired	-	-
Balance at June 30, 2026	306,696	$4.98

As of June 30, 2026, the unamortized value of the RSUs was $2,111,753.

Note 8 – Equity

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

As of June 30, 2026, the Company’s authorized capital stock consisted of 1,300,000,000 shares, of which 1,250,000,000 are shares of Common Stock, and 50,000,000 are shares of preferred stock, $0.001 par value per share, 1,990,000 of which have been designated as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 72,992 of which have been designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 100,000 of which have been designated as Series E Junior Participating Preferred Stock, 15,000 of which have been designated as Series F Preferred Shares, 5,050 of which have been designated as Series F-1 Convertible Preferred Stock, 12,826,273 of which have been designated as Series G Preferred Stock, and 7,000 of which have been designated as Series H Preferred Stock.

As June 30, 2026 and December 31, 2025, there were 8,189,838 and 7,690,403 shares of Common Stock issued and outstanding, respectively. There were 72,992 shares and 72,992 shares of Series D Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. There were 8,812 and 8,802 shares of Series G Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. There were 3,115 and 3,115 shares of Series H Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. There were no shares of Series C Convertible Preferred Stock, Series E Junior Participating Preferred Stock, Series F Convertible Preferred Stock or Series F-1 Convertible Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025.

In September 2025, the Company completed a reverse stock split which primarily includes adjustments to share amounts and per share amounts. All share amounts and per share amounts have been retrospectively adjusted to account for the split.

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

As of June 30, 2026 and December 31, 2025, the Company had 72,992 shares of Series D Convertible Preferred Stock outstanding which represent 13 underlying shares of the Company’s Common Stock.

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

The Company performed an analysis of the change in fair value of the derivative liabilities pre and post the September 2, 2025 modification and determined the change in fair value to be immaterial. During the three months ended June 30, 2026 and 2025, the Company recorded gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2026 and 2025, the Company recorded gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The Series F Preferred Stock were fully converted during the three months ended September 30, 2025. The derivative liability is reclassified to equity upon final conversion. Since the derivative had a fair value of $0 at time of conversion and there was no impact to equity.

The following are the principal terms of the Series F Preferred Shares:

Dividends

The holders of the Series F Preferred Shares are entitled to dividends of 10.0% per annum, compounded monthly, which are payable in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F Certificate of Designations), Series F Preferred Shares will accrue dividends at the rate of 15.0% per annum. Upon conversion or redemption, the holders of Series F Preferred Shares are also entitled to receive a dividend make-whole payment. During the three months ended June 30, 2026 and 2025, the Company recorded no dividends for Series F Preferred Shares. During the six months ended June 30, 2026 and 2025, the Company recorded no dividends for Series F Preferred Shares.

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

The Company performed an analysis of the change in fair value of the derivative liabilities pre and post the September 2, 2025 modification and determined the change in fair value to be immaterial. During the three months ended June 30, 2026 and 2025, the Company recorded (losses) gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Operations. During the six months ended June 30, 2026 and 2025, the Company recorded (losses) gains of $0 and $0, respectively, related to the change in fair value of the derivative liabilities, which is recorded in other income (expense) on the Consolidated Statements of Operations. The Series F-1 Preferred Stock were fully converted during the six months ended June 30, 2026. The derivative liability is reclassified to equity upon final conversion. Since the derivative had a fair value of $0 at time of conversion and there was no impact to equity.

The following are the principal terms of the Series F-1 Preferred Stock:

Dividends

The holders of the Series F-1 Preferred Stock are entitled to dividends of 10% per annum, compounded monthly, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Series F-1 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series F-1 Certificate of Designations), the Series F-1 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series F-1 Preferred Stock are also entitled to receive a dividend make-whole payment. During the three months ended June 30, 2026 and 2025, the Company recorded dividends totaling $0 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations. During the six months ended June 30, 2026 and 2025, the Company recorded dividends totaling $0 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

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

The holders of the Series G Preferred Shares will be entitled to dividends of 10% per annum, compounded monthly, which will be payable in arrears monthly, at the holder’s options, (i) in cash, (ii) “in kind” in the form of additional shares of Series G Preferred Shares (the “PIK Shares”), or (iii) in a combination thereof, in each case, in accordance with the terms of the Certificate of Designations of the Series G Preferred Stock (the “Series G Certificate of Designations”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series G Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of the Series G Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series G Preferred Share is entitled to be calculated assuming a conversion price of $2.253 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series G Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series G Certificate of Designations. During the three months ended June 30, 2026 and 2025, the Company recorded dividends totaling $226,408 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations. During the six months ended June 30, 2026 and 2025, the Company recorded dividends totaling $447,824 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

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

During the three and six months ended June 30, 2026 and June 30, 2025, the Company issued Series G Convertible Preferred Stock in lieu of dividends. During the three and six months ended June 30, 2026, the Company issued a total of $0 and $357,375 respectively, and during the three and six months ended June 30, 2025, the Company issued a total of $537,000 and $1,193,000 respectively.

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

The holders of the Series H Preferred Stock are entitled to dividends of 7% per annum, compounded monthly, which will be payable in cash. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”)), the Series H Preferred Stock will accrue dividends at the rate of 15% per annum. The holders of the Series H Preferred Stock will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series H Preferred Stock is entitled to be calculated assuming a conversion price of $4.83 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series H Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series H Certificate of Designations. During the three months ended June 30, 2026 and 2025, the Company recorded dividends totaling $55,999 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations. During the six months ended June 30, 2026 and 2025, the Company recorded dividends totaling $111,998 and $0, respectively, which are reported as Preferred Stock Dividends on the Consolidated Statements of Operations.

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

As of June 30, 2026, the Company had 8,189,838 shares of Common Stock issued and outstanding.

During the three and six months ended June 30, 2026, the Company issued 301,181 and 456,613 shares of Common Stock, respectively, for the exercise of Series H Preferred Stock Warrants and 7,594 shares of Common Stock for the conversion of vested Restricted Stock Units.

Common Stock Warrants

The table below summarizes the warrant activity for the six months ended June 30, 2026:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (years)	Value
Balance at December 31, 2025	10,502,236	$6.37	4.45	$7,464,802
Issued	-	-	-	-
Exercised	(155,432)	3.37	-	82,177
Forfeited	-	-	-	-
Canceled/Expired	(1,674)	-	-	-
Balance at June 30, 2026	10,345,130	$6.37	4.45	$7,032,812
Exercisable as of June 30, 2026	10,338,880	$6.42	4.47	$7,032,812

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $3.90 for the Company’s Common Stock on June 30, 2026 and the closing stock price of $3.99 for the Company’s Common Stock on December 31, 2025.

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

Series F Common Stock Warrants

Pursuant to the February 2023 Offering, the Company issued to investors the Series F Warrants to purchase 66,523 shares of Common Stock, with an initial exercise price of $225.50 per share, which, as of June 30, 2026, was adjusted to $3.3713 per share and the number of shares of Common Stock issuable upon exercise of the Series F Warrants was adjusted proportionally to 4,449,325 shares pursuant to the full ratchet anti-dilution provisions contained in the Series F Warrants in connection with the issuance of shares of Common Stock upon conversion of the Series F-1 Preferred Shares (the “Series F Exercise Price”), for a period of five years from the date of issuance. The Series F Exercise Price and the number of shares issuable upon exercise of the Series F Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the exercise price, the number of shares issuable upon exercise of the Series F Warrants will be increased proportionately.

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

During the three and six months ended June 30, 2026 and 2025, there were no exercises of Series G Short-Term Warrants.

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

Note 9 – Commitments and Contingencies

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

Pursuant to the Altucher Consulting Agreement, the Company agreed to issue to Z-List Media, Inc. warrants to purchase up to an aggregate of 400,000 shares of Common Stock, consisting of: (i) a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $5.00 per share (the “First Tranche Warrant”), which were issued on the date of the Altucher Consulting Agreement (such date, the “Effective Date”), (ii) a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $5.00 per share, which will be issued three months from the Effective Date (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $7.50 per share (the “Third Tranche Warrant”), which will be issued nine months from the Effective Date, and (iv) a warrant to purchase up to 100,000 shares of Common Stock at exercise price of $10.00 per share (the “Fourth Tranche Warrant”, and together with the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”), which will be issued twelve months from the Effective Date, in each case, with each Consultant Warrant subject to exercisability, forfeiture and such other terms as set forth therein.

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

SRQ Patent Holdings and SRQ Patent Holdings II

The Company is a party to two Amended and Restated Confirmatory Patent Assignment and Royalty Agreements, both dated November 11, 2020, with SRQ Patent Holdings and SRQ Patent Holdings II, under which the Company (or its successor) is obligated to pay to SRQ Patent Holdings or SRQ Patent Holdings II (or its designees) certain royalties on product sales or other revenue received on products that incorporate or are covered by the intellectual property that was assigned to the Company. The royalty is equal to 8% of the net sales price on product sales and, without duplication, 8% of milestone revenue or sublicense compensation. SRQ Patent Holdings and SRQ Patent Holdings II are affiliates of Mr. Jonnie Williams, Sr., a former significant stockholder. No revenue has been received subject to these agreements for the three and six months ended June 30, 2026 and 2025.

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

The Company made matching contributions to the 401(k) Plan during the three and six months ended June 30, 2026 of $3,000 and $5,511, respectively.

The Company made matching contributions to the 401(k) Plan during the three and six months ended June 30, 2025 of $2,272 and $4,229, respectively.

Note 12—Patent Assignment and Royalty Agreement

In November 2016, the Company entered into an agreement with the holders of certain intellectual property relating to the Company’s current product candidate. Under the terms of the agreement, the counterparty assigned its rights and interest in certain patents to the Company in exchange for future royalty payments based on a fixed percentage of future revenues, as defined. The agreement is effective until the later of (1) the date of expiration of the assigned patents or (2) the date of expiration of the last strategic partnership or licensing agreement including the assigned patents. No revenue has been received subject to this agreement for the three months ended June 30, 2026 and 2025.

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

As consideration for the Membership Interests, the Company delivered to the Sellers 747,362 shares of Series I Convertible Preferred Stock, subject to certain conversion limitations as set forth in the Certificate of Designations of the Series I Convertible Preferred Stock (see Note 8).

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

On June 26, 2026, the Company provided notice of its intention to terminate the Technology License and Development Agreement, dated as of September 2, 2025 (the “License Agreement”), by and among LightSolver, LPU Holdings LLC (“LPU”), a wholly owned subsidiary of the Company, and, solely with respect to certain provisions of the License Agreement, the Company, effective as of June 26, 2026. See Note 6 above for further information.

Note 13—Segments

The Company has two reportable segments. The legacy segment focuses on the previous endeavors of TNF Pharmaceuticals, Inc. This business segment operates in the clinical-stage pharmaceutical space and is specifically focused on Isomyosamine (formerly MYMD-1). The second and primary segment is focused on the development and eventual application of quantum computing technology. The Company’s chief operating decision maker (“CODM”), who is responsible for evaluating financial performance and allocating resources, is the Executive Chairman of the Board. The accounting policies of the dual segments are the same as those described in the summary of significant accounting policies. The CODM does not use assets to assess the segment. The CODM assesses performance for each segment and decides how to allocate resources based on net operating loss excluding stock-based compensation and warrant issuance expenses. The CODM uses a non-GAAP measure, net of operating loss excluding stock-based compensation and warrant issuance expenses, as the primary measure of operating performance and to monitor the Company’s cash burn and adherence to budget.

To date, the Company has not generated any product revenues and has incurred losses and negative cash flows from operations since inception.

The following table presents certain financial data for the Company’s two reportable segments and a reconciliation to the Company’s consolidated net loss.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales
Pharmaceuticals	-	-	-	-
Computing Technology	-	-	-	-
Total Sales	-	-	-	-
Product Cost of Sales
Pharmaceuticals	-	-	-	-
Computing Technology	-	-	-	-
Total Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Administrative Expenses
Pharmaceuticals	100,295	894,297	206,960	1,735,982
Computing Technology	902,654	-	1,862,639	-
Total Administrative Expenses	1,002,949	894,297	2,069,599	1,735,982
Research and Development Expenses
Pharmaceuticals	5,150	873,472	(18,948)	2,418,985
Computing Technology	230,983	-	765,615	-
Total Research and Development Expenses	236,133	873,472	746,667	2,418,985
Stock Based Compensation
Pharmaceuticals	-	104,854	-	189,490
Computing Technology	2,373,655	-	2,432,261	-
Total Stock Based Compensation	2,373,655	104,854	2,432,261	189,490
Franchise Tax Expense
Pharmaceuticals	-	-	21,940	-
Computing Technology	-	-	197,463	-
Total Franchise Tax Expense	-	-	219,403	-
Segment Net Loss
Pharmaceuticals	105,445	1,872,623	209,952	4,344,457
Computing Technology	3,507,292	-	5,257,978	-
Total Segment Net Loss	3,612,737	1,872,623	5,467,930	4,344,457

Reconcilement of Net Loss
Adjustments and Reconciling Items
Interest and Dividend Income
Pharmaceuticals	-	57,575	-	120,087
Computing Technology	100,625	-	171,965	-
Total Interest and Dividend Income	100,625	57,575	171,965	120,087
Gain (Loss) on Sales of Marketable Securities
Pharmaceuticals	-	-	-	2,176
Computing Technology	19,459	-	31,241	-
Total Gain (Loss) on Sales of Marketable Securities	19,459	-	31,241	2,176
Unrealized Gain (Loss) on Marketable Securities
Pharmaceuticals	-	(147)	-	(1,744)
Computing Technology	(26,584)	-	(7,290)	-
Total Unrealized Gain (Loss) on Marketable Securities	(26,584)	(147)	(7,290)	(1,744)
Change in Fair Value of Derivative Liabilities
Pharmaceuticals	-	19,000	-	1,303,000
Computing Technology	81,000	-	591,000	-
Total Change in Fair Value of Derivative Liabilities	81,000	19,000	591,000	1,303,000
Impairment of Technology License
Pharmaceuticals	-	-	-	-
Computing Technology	(3,177,999)	-	(3,177,999)	-
Total Impairment of Technology License	(3,177,999)	-	(3,177,999)	-
Total Adjustments and Reconciling Items:
Pharmaceuticals	-	76,428	-	1,423,519
Computing Technology	(3,003,499)	-	(2,391,083)	-
Total Adjustments and Reconciling Items	(3,003,499)	76,428	(2,391,083)	1,423,519

Consolidated Net Loss:
Pharmaceuticals	(105,445)	(1,796,195)	(209,952)	(2,920,938)
Computing Technology	(6,510,791)	-	(7,649,061)	-
Consolidated Net Loss	(6,616,236)	(1,796,195)	(7,859,013)	(2,920,938)

Segment assets are not reviewed by the CODM and, accordingly, asset information is not presented.

Note 14—Leases

Operating Leases

The Company entered into a lease for office space in June 2026 which expires in June 2028.

Future minimum lease payments included in the measurement of operating lease liabilities on the condensed consolidated balance sheet as of June 30, 2026, were as follows:

2026 (Remaining)	$71,441
2027	218,075
2028	129,877
Total Minimum Lease Payments	$419,393
Less: effects of discounting	(48,222)
Present value of future minimum lease payments	$371,171
Less: current portion	(145,163)
Lease liabilities, net of current portion	$226,008

Total operating lease expense was $17,490 and $2,700 for the three months ended June 30, 2026 and 2025, respectively. Total operating lease expense was $17,490 and $10,800 for the six months ended June 30, 2026 and 2025, respectively. Operating lease expense is recorded in general and administrative expenses in the Company’s condensed consolidated statements of operations. The weighted-average discount rate and remaining lease term in years as of June 30, 2026 was 10.58% and 1.97, respectively. Total amortization expense for the ROU asset was $14,246 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Note 15—Subsequent Events

Other than the matters described in Item 5 of Part II of this Quarterly Report on Form 10-Q, no subsequent events requiring disclosure in these condensed consolidated financial statements were identified.

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

Overview

QCLS is engaged in the development of a proprietary silicon photonic computing architecture for artificial intelligence (“AI”) inference. The Company focuses its efforts on its optical processing unit initiative (the “OPU Initiative”). The OPU Initiative is focused on developing next-generation optical computing technologies designed to address the performance, bandwidth, and energy limitations of traditional electronic computing architectures, including through internally developed intellectual property and strategic collaborations addressing challenges such as analog precision, nonlinear computation, and memory integration. The Company has assembled a team of experts in AI, photonics, and advanced computing to support the OPU Initiative and intends to develop proprietary optical chip architectures designed to address key bottlenecks in bandwidth, energy efficiency, and scalability for AI inference applications, while building a portfolio of foundational intellectual property through patent filings. In connection with this shift in strategic focus, the Company relocated its headquarters to San Francisco, California, where it is establishing an integrated photonics laboratory to accelerate research and development of the OPU Initiative.

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

Liquidity and Capital Resources

As of June 30, 2026, the Company’s cash on hand was $0.3 million and marketable securities were $10.68 million. The Company has incurred a net loss from operations of $8.65 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had working capital of $8.18 million and stockholders’ equity of $16.09 million including an accumulated deficit of $152.19 million. During the six months ended June 30, 2026, cash flows used in operating activities were $5.11 million consisting primarily of a net loss of $7.86 million. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and Preferred Stock in public and private placements.

The Company evaluated the current cash requirements for operations in conjunction with management’s strategic plan and believes that the Company’s current financial resources as of the date of the issuance of these condensed consolidated financial statements are sufficient to fund its current operating budget and contractual obligations as of June 30, 2026 as they fall due within the next twelve-month period, alleviating any substantial doubt raised by the Company’s historical operating results and satisfying its estimated liquidity needs for twelve months from the issuance of these condensed consolidated financial statements.

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

One of our three employees is involved in the research and development activities for the laser-based computing business. None of our other two employees are principally involved in the research and development of our legacy pharmaceutical product candidates, Isomyosamine or Supera-CBD. Their salaries, wages and benefits are captured as a component of research and development but not allocated to specific projects.

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

Other Income (Expense), net

Other income (expense), net consists of interest and dividends earned on our cash, cash equivalents, and investments, gains on the sale marketable securities, and gains or losses on investments.

Results of Operations

Summary of Statements of Consolidated Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarized the results of consolidated operations for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
Description	2026	2025
Operating Expenses
General and Administrative	$1,002,949	$894,297
Research and Development	236,133	873,472
Stock-Based Compensation	2,373,655	104,854
Impairment of Technology License	3,177,999	-
Total Operating Expenses	6,790,736	1,872,623
Loss from Operations	(6,790,736)	(1,872,623)
Other Income, net	174,500	76,428
Net Loss	$(6,616,236)	$(1,796,195)

Revenue

We had no revenue from operations during the three months ended June 30, 2026 and 2025.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
Description	2026	2025
Personnel Costs	$123,884	$110,479
Professional Service Costs	533,460	284,836
Stock Market & Investor Relations Costs	53,924	227,870
Other Administrative Costs	291,681	271,112
Total General and Administrative Expenses	$1,002,949	$894,297

Personnel costs increased $13,405, or 12%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. During the three months ended June 30, 2025, the Company had three employees, during the three months ended June 30, 2026, there are four employees. Employment for two employees terminated in 2025 and one new employee joined the Company for the three months ended June 30, 2026. The increase in personal cost directly relates to the increased compensation (salaries) of the new employee hired in 2026.

Professional services costs increased $248,624, or 87%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The increase is primarily related to increases in fees for recruiting services, legal fees, and general business consulting services; primarily supporting the 2025 financial statement audit and 2025 SEC Form 10-K preparation efforts.

Stock market and investor relations costs decreased $173,946, or 76%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, printing materials and proxies, presentations and other communication efforts and the costs of annual stockholder meetings. The decrease is primarily due to the costs associated with a special stockholder meeting scheduled in the first half of 2025 along with the required annual stockholder meeting.

Other administrative expenses increased $20,569, or 8%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. These costs include board of director expenses, business insurance, corporate travel and other general operating expenses. Costs were generally unchanged during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Stock-Based Compensation

Stock-based compensation increased $2,268,801 or 2,163%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase is primarily a result of the stock options issued during the second quarter to the Board of Directors, which had immediate vesting. Additionally, the Company entered into an additional consulting agreement that granted stock options with immediate vesting.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
Description	2026	2025
Salaries and Wages	$120,588	$60,000
Development Programs	60,976	682,074
Professional Services	54,569	110,069
Other Research and Development Expenses	-	21,329
Total Research and Development Expenses	$236,133	$873,472

Salaries and wages increased $60,588 or 101%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. During the three months ended June 30, 2025, the Company recorded payroll and severance expenses for one employee. During the three months ended June 30, 2026, the Company had hired a highly compensated engineer in R&D.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs for the three months ended June 30, 2025. Costs decreased $621,098, or 91%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease is related to the suspension of the Company’s Phase 2b study of Isomyosamine.

Professional services costs decreased $55,500, or 50%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Other research and development expenses decreased $21,239, or 100%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. These expenses include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The decrease during the three months ended June 30, 2026 is directly related to the suspension of the Phase 2b study and the transition from pharmaceutical research to laser-based and optical computing.

Other Income and Expense

The table below summarizes our other income and expenses for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
Description	2026	2025
Interest and Dividend Income	$(100,625)	$(57,575)
Gain on Sale of Investments	(19,459)	-
Change in fair value of Marketable Securities	26,584	147
Change in fair value of Derivative Liabilities	(81,000)	(19,000)
Total Other (Income)/Expense	$(174,500)	$(76,428)

Other income, net of expense totaled $174,500 for the three months ended June 30, 2026, and other income, net of expense, totaled $76,428 for the three months ended June 30, 2025.

During the three months ended June 30, 2026 interest and dividend income increased $43,050 primarily related to the treasury yields having a lower return compared to the first quarter.

During the three months ended June 30, 2026, we recorded a gain of $81,000 related to the change in fair value of the Series H Derivative liabilities, which is recorded in other income on the Statements of Operations. We estimated the $1,566,000 fair value of the bifurcated embedded derivative at June 30, 2026 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $3.90 on the valuation date, estimated equity volatility of 130.0%, the time to maturity of 0.67 years, a discounted market interest rate of 3.92%, dividend rate of 7.0%, a penalty dividend rate of 15.0%, and probability of default of 4.4%.

During the three months ended June 30, 2025, we recorded a loss of $19,000 related to the change in fair value of the Series F-1 Derivative liabilities, which is recorded in other income (expense) on the Statements of Operations. We estimated the $0 fair value of the bifurcated embedded derivative at June 30, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of our Common Stock of $0.12 on the valuation date, estimated equity volatility of 125.0%, estimated traded volume volatility of 345.0%, the time to maturity of 0.5 year, a discounted market interest rate of 4.28%, dividend rate of 10.0%, a penalty dividend rate of 15.0%, and probability of default of 4.4%.

Summary of Statements of Consolidated Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarized the results of consolidated operations for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
Description	2026	2025
Operating Expenses
General and Administrative	$2,069,599	$1,735,982
Research and Development	746,667	2,418,895
Stock-Based Compensation	2,432,261	189,490
Franchise Tax Expenses	219,403	-
Impairment of Technology License	3,177,999	-
Total Operating Expenses	8,645,929	4,344,457
Loss from Operations	(8,645,929)	(4,344,457)
Other Income (Expense), net	786,916	1,423,519
Net Loss	$(7,859,013)	$(2,920,938)

Revenue

We had no revenue from operations during the six months ended June 30, 2026 and 2025.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Description	2026	2025
Personnel Costs	$278,000	$221,110
Professional Service Costs	1,086,395	522,167
Stock Market & Investor Relations Costs	145,428	406,022
Other Administrative Costs	559,776	586,683
Total General and Administrative Expenses	$2,069,599	$1,735,982

Personnel costs increased $56,890, or 26%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. During the six months ended June 30, 2025, the Company had three employees, during the six months ended June 30, 2026, there are three employees. Employment for two employees terminated in 2025 and two new employees joined the Company for the six months ended June 30, 2026. The increase in personal cost directly relates to the increased compensation (salaries) of the new employees hired in 2026.

Professional services costs increased $564,228, or 108%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These costs included legal and accounting and specialized consulting services regularly incurred in the normal course of business. The increase is primarily related to increases in fees for recruiting services, legal fees, and general business consulting services; primarily supporting the 2025 financial statement audit and 2025 SEC Form 10-K preparation efforts.

Stock market and investor relations costs decreased $260,594, or 64%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These costs include the annual Nasdaq listing fees, activities related to keeping the shareholder base informed through press releases, printing materials and proxies, presentations and other communication efforts and the costs of annual stockholder meetings. The decrease is primarily due to the costs associated with a special stockholder meeting scheduled in the first half of 2025 along with the required annual stockholder meeting.

Other administrative expenses decreased $26,907 or 5%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These costs include board of director expenses, business insurance, corporate travel and other general operating expenses. Costs were generally unchanged during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Stock-Based Compensation

Stock-based compensation increased $2,242,771, or 1,184%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase is primarily a result of the stock options issued during the second quarter to the Board of Directors. The Company entered into an additional employment agreement to issue stock options.

Franchise Tax Expenses

Franchise taxes for the state of Delaware totaled $219,403 and $0 for the six months ended June 30, 2026 and 2025, respectively. The increase is related to the Franchise tax for 2025 was paid late and is reflected in the condensed consolidated financial statements as of September 30, 2025.

Impairment of Technology License

During the six months ended June 30, 2026, impairment of technology license increased by $3,177,999 related to the termination of the LightSolver agreement.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Description	2026	2025
Salaries and Wages	$144,588	$123,362
Development Programs	524,051	2,041,495
Professional Services	78,028	229,009
Other Research and Development Expenses	-	25,119
Total Research and Development Expenses	$746,667	$2,418,985

Salaries and wages increased $21,226, or 17%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. During the six months ended June 30, 2025, the Company recorded payroll and severance expenses for one employee. During the six months ended June 30, 2026, the Company the company began to build out R&D staffing for the computing technology business.

Development program costs include those associated with pre-clinical development, clinical trials and other material and development programs. Costs decreased $1,517,444, or 74%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease is related to the suspension of the Company’s Phase 2b study of Isomyosamine.

Professional services costs decreased $150,981, or 66%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These costs are primarily related to consulting services not related to a specific development program and legal and maintenance fees associated with the protection of our intellectual property.

Other research and development expenses decreased $25,119, or 100%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The 2025 expenses would normally include laboratory supplies, training and travel for department personnel while working with third-party trial sites. The decrease during the six months ended June 30, 2026 is primarily due to no spending in 2026 related to the pharmaceutical business.

Other Income and Expense

The table below summarizes our other income and expenses for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
Description	2026	2025
Interest and Dividend Income	$(171,965)	$(120,087)
(Gain)/Loss on Investments	(31,241)	(2,176)
Loss on changes in fair value of Equity Investments	7,290	1,744
(Gain)/Loss on changes in fair value of Derivative Liabilities	(591,000)	(1,303,000)
Total Other (Income)/Expense	$(786,916)	$(1,423,519)

Other income, net of expenses totaled $786,916, for the six months ended June 30, 2026, and other income, net of expenses, totaled $1,423,519 for the six months ended June 30, 2025.

During the six months ended June 30, 2026 interest and dividend income increased $51,878 primarily related to reduced short-term yields on investments and the reduction in invested funds due to planned usage.

During the six months ended June 30, 2026, we recorded a gain of $591,000 related to the change in fair value of the Series H Derivative liabilities, which is recorded in other income on the Statements of Operations. We estimated the $1,566,000 fair value of the bifurcated embedded derivative at June 30, 2026 using a Monte Carlo simulation model, with the following inputs: the fair value of our common stock of $3.90 on the valuation date, estimated equity volatility of 130.0%, the time to maturity of 0.67 years, a discounted market interest rate of 3.92%, dividend rate of 7.0%, a penalty dividend rate of 15.0%, and probability of default of 4.4%.

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

As of June 30, 2026, the Company’s cash on hand was $307,612 and marketable securities were $10,679,782. The Company has incurred a net loss attributable to stockholders of $8,067,968 for the six months ended June 30, 2026. As of June 30, 2026, the Company had working capital of $8,175,648 and stockholders’ equity of $16,090,897, including an accumulated deficit of $152,190,703. Since its inception, the Company has met its liquidity requirements principally through the sale of its Common Stock and preferred stock in public and private placements.

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

Operating Activities

During the six months ended June 30, 2026, cash flows used in operating activities were $5,105,096, consisting primarily of a net loss of $7,859,013 and changes in operating assets and liabilities.

During the six months ended June 30, 2025, cash flows used in operating activities were $4,705,607, consisting primarily of a net loss of $2,939,938 and a gain on the fair value of derivatives of $1,303,000, and a decrease in prepaid expenses of $445,773 and a decrease in trade and other payables of $224,954.

Investing Activities

Our net cash provided by investing activities totaled $4,014,678 for the six months ended June 30, 2026. During the six months ended June 30, 2026, we purchased securities totaling $218,751 and sold securities totaling $4,379,638.

Our net cash provided by investing activities totaled $4,740,006 for the six months ended June 30, 2025. During the six months ended June 30, 2025, we purchased securities totaling $5,919,540 and sold securities totaling $10,659,546.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $411,034 which consisted of receipts for the exercise of outstanding warrants offset by dividends paid on preferred stock.

Net cash consumed by financing activities during the six months ended June 30, 2025 was $0.

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

As of June 30, 2026, the Series F Exercise Price was $3.3713 per share.

Series F-1 Private Placement

On May 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Purchase Agreement”) with certain accredited investors (the “Series F-1 Investors”) pursuant to which it agreed to sell to the Series F-1 Investors (i) shares of the Company’s newly-designated Series F-1 Preferred Stock, (ii) short-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Short-Term Warrants”) at an exercise price of $181.60 per share (the “Series F-1 Short-Term Warrants Exercise Price”), and (iii) long-term warrants to acquire up to an aggregate of 27,813 shares of Common Stock (the “Series F-1 Long-Term Warrants,” and collectively with the Series F-1 Short-Term Warrants, the “Series F-1 Warrants”) at an initial exercise price of $181.60 (the “Series F-1 Long-Term Exercise Price” and, together with the Series F-1 Short-Term Warrants Exercise Price, the “Series F-1 Exercise Price”) per share (collectively, the “Series F-1 Private Placement”). The closing of the Series F-1 Private Placement occurred on May 23, 2024 (the “Series F-1 Closing Date”).

Pursuant to that certain Omnibus Amendment Agreement, dated as of April 8, 2025, by and among the Company and the Required Holders (as defined in the Series F-1 Warrants) (the “April 2025 Amendment Agreement”), the Series F-1 Short-Term Warrants were extended to expire five years from the date of issuance., the Series F-1 Short-Term Warrants were extended to expire five years from the date of issuance.

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

As of June 30, 2026, the Series F-1 Exercise Price was equal to $3.3713 per share and Series F-1 Short-Term Warrants and Series F-1 Long-Term Warrants were outstanding to purchase up to 1,322,942 shares and 1,497,942 shares of Common Stock, respectively.

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

As of June 30, 2026, there were 8,812 shares of Series G Preferred Stock outstanding, Series G Short-Term Warrants outstanding to purchase up to 2,654,765 shares of Common Stock, and Series G Long-Term Warrants outstanding to purchase up to 2,654,765 shares of Common Stock.

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

As consideration for the Membership Interests, the Company delivered to the Sellers that number of shares of Series I Preferred Stock that is convertible into a number of shares of Common Stock equal to 747,362, subject to certain conversion limitations as described in the Certificate of Designations for the Series I Convertible Preferred Stock. As of June 30, 2026, no shares of Series I Preferred Stock are issued and outstanding.

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

License Agreement

In connection to the transactions contemplated by the MIPA, prior to entering into the MIPA, on September 2, 2025, LPU and LightSolver Ltd., an Israeli company (“LightSolver” or “Licensor”) entered into a license agreement (as may be subsequently amended, supplemented, amended and restated or otherwise modified, the “License Agreement”). Pursuant to the License Agreement, LightSolver granted LPU, among other things, an exclusive license to use and commercialize its proprietary laser processing hardware units (the “Machines”) specifically configured for cryptocurrency mining applications and its proprietary intangible technology necessary or useful to utilize the Machines (the “Technology”) solely for cryptocurrency mining applications.

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

On June 26, 2026, the Company provided notice of its intention to terminate the License Agreement, effective as of June 26, 2026. In connection with such termination, LPU was automatically and immediately relieved from its obligation to make any additional Milestone Event payments or other payments described above, and LightSolver has no right to receive any further contingent consideration under the License Agreement or the MIPA.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2026, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Termination of Ian Rhodes

On August 11, 2026, the Board terminated Ian Rhodes from his role as the Company’s Interim Chief Financial Officer, effective as of August 11, 2026.

Appointment of Todd Fagan

On August 11, 2026, the Board appointed Todd Fagan, age 56, to the position of Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, effective August 11, 2026. Mr. Fagan has served as the Company’s Corporate Controller since March 2026 and, prior to that, provided financial consulting services to the Company as an assigned resource of Morice Layton & Fagan, LLC pursuant to a consulting services agreement effective November 4, 2025.

Mr. Fagan has more than 30 years of professional experience spanning financial reporting, technical accounting, auditing, risk management, and financial planning and analysis. Throughout his career, he has held finance leadership roles across a diverse range of organizations, from smaller, mid-market entities to Fortune 1000 companies, giving him broad exposure to complex accounting and reporting environments across multiple industries and stages of growth. Mr. Fagan brings deep expertise in U.S. GAAP application, SEC reporting, equity management and financial risk and internal controls.

From January 2025 until June 2026, as the Director of Technical Accounting and Reporting at Erickson Senior Living, Mr. Fagan was responsible for technical accounting, GAAP application, and financial reporting. From May 2023 until November 2024, Mr. Fagan served as Head of Accounting at Supernal, LLC, where he oversaw the company’s accounting operations and financial reporting infrastructure, including the annual audit. From March 2021 until August 2023, he served as a Director at Armanino LLP, a national public accounting and consulting firm. Earlier in his career, Mr. Fagan served as Chief Financial Officer at Kuiu, LLC, worked for Grant Thornton LLP, where he served as Manager and Senior Manager, and worked at Arthur Andersen where he was promoted to Manager — providing him with substantial public accounting and audit experience prior to transitioning into industry leadership roles.

Mr. Fagan has been an actively licensed Certified Public Accountant (CPA) since 1995. He holds a Doctorate in Finance from Sacred Heart University, a Master of Business Administration from George Mason University, and a Bachelor of Business Administration with a major in Accounting from Loyola University Maryland. In 2024, Mr. Fagan co-authored a peer-reviewed article on audit risk and executive compensation that was published in the Journal of Risk and Financial Management.

In connection with Mr. Fagan’s appointment as Chief Financial Officer, the Company and Mr. Fagan entered into an amendment (the “Amendment”) to that certain employment agreement, dated as of March 16, 2026, by and between the Company and Mr. Fagan (the “Original Employment Agreement” and, together with the Amendment, the “Fagan Employment Agreement”), to reflect Mr. Fagan’s new title. No other material terms of the Fagan Employment Agreement were changed in connection with Mr. Fagan’s appointment. Pursuant to the Fagan Employment Agreement, Mr. Fagan receives a base salary of $240,000 per annum ($20,000 per month). Mr. Fagan is eligible to receive discretionary annual performance bonuses of up to 50% of his base salary, based on the extent to which certain performance criteria established by the Board for the applicable year have been met, payable on or before March 15 of the following year. The Fagan Employment Agreement has a two-year initial term commencing March 16, 2026, with automatic one-year renewal terms. In the event of a termination by the Company without Cause or by Mr. Fagan for Good Reason (each as defined in the Fagan Employment Agreement), Mr. Fagan is entitled to severance equal to three months of base salary, subject to execution of a release of claims.

There is no arrangement or understanding between Mr. Fagan and any other person pursuant to which he was appointed as Chief Financial Officer. There are no family relationships between Mr. Fagan and any of the Company’s directors, executive officers or persons nominated or chosen by the Company in connection with Mr. Fagan’s appointment. There are no transactions between Mr. Fagan and the Company that would be required to be reported under Item 404(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Executive Employment Agreement, dated as of April 13, 2026, by and between the Company and Joshua Silverman (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2026).

10.2+	Employment Agreement, dated March 16, 2026, by and between the Company and Todd Fagan.

10.3+	First Amendment to Employment Agreement, dated August 11, 2026, by and between the Company and Todd Fagan.

31.1+	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2+	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files of Financial Statements and Notes.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Filed herewith

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q/C TECHNOLOGIES INC.

Date: August 12, 2026	By:	/s/ Joshua Silverman
	Name:	Joshua Silverman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Todd Fagan
	Name:	Todd Fagan
	Title:	Chief Financial Officer
(Principal Financial Officer)

